Form 10-Q
period 1996-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1996-05-13
CIK 887023

                                                                  CONFORMED COPY
                                                                  --------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1996

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number:  1-12574

                        TEXAS BIOTECHNOLOGY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3532643
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            7000 Fannin, Suite 1920, Houston, Texas        77030
- --------------------------------------------------------------------------------
            (Address of principal executive office)      (Zip code)

                                 (713) 796-8822
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No  ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                           Outstanding at April 30, 1996
               -----                           -----------------------------

               Common Stock, $0.005 par value              24,008,788

                        TEXAS BIOTECHNOLOGY CORPORATION

                               TABLE OF CONTENTS
                               -----------------


                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995          1

         Consolidated Statements of Operations for the three months ended
         March 31, 1996 and 1995, and the period from August 2, 1989
         (date of incorporation) through March 31, 1996                                  2

         Consolidated Statements of Cash Flows the three months ended
         March 31, 1996 and 1995, and the period from August 2, 1989
         (date of incorporation) through March 31, 1996                                  3

         Notes to Consolidated Financial Statements                                      4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          13

PART II. OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                                     16

         ITEM 2:  CHANGES IN SECURITIES                                                 16

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                       16

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

         ITEM 5:  OTHER INFORMATION                                                     17

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                      17

SIGNATURES                                                                              18

INDEX TO EXHIBITS                                                                       19

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,   DECEMBER 31,
                          ASSETS                         1996         1995
                          ------                      -----------  ------------
                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $  8,521,430      5,724,264
  Short term investments                              13,568,320      8,195,307
  Short term note receivable                             122,500        122,500
  Prepaids                                               602,115        554,208
  Other current assets                                   430,396        547,391
                                                    ------------   ------------
    Total current assets                              23,244,761     15,143,670

Equipment, furniture and fixtures, and
  leasehold improvements                               7,565,092      7,529,415
  Less: Accumulated depreciation and amortization     (3,931,622)    (3,746,586)
                                                    ------------   ------------
    Net property                                       3,633,470      3,782,829
                                                    ------------   ------------
    Total assets                                    $ 26,878,231     18,926,499
                                                    ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses             $  2,735,607      2,566,264
  Deferred revenue                                       250,000        650,110
                                                    ------------   ------------
    Total current liabilities                          2,985,607      3,216,374

Commitments and contingencies                                 --             --

Stockholders' equity:
  Preferred stock, par value $.005 per share.
   At March 31, 1996 and December 31, 1995
   5,000,000 shares authorized; none
   outstanding.                                               --             --
  Common stock, par value $.005 per share.
   At March 31, 1996, 40,000,000 shares
   authorized; 24,001,143 shares issued and
   outstanding. At December 31, 1995,
   40,000,000 shares authorized; 17,439,365
   shares issued and outstanding                         120,009         87,198
  Additional paid-in capital                          72,519,615     59,540,730
  Deferred compensation expense                          (24,291)       (46,177)
  Deficit accumulated during the development
   stage                                             (48,722,709)   (43,871,626)
                                                    ------------   ------------
    Total Stockholders' equity                        23,892,624     15,710,125
                                                    ------------   ------------
    Total liabilities and stockholders' equity      $ 26,878,231     18,926,499
                                                    ============   ============

FORM 10-Q  See accompanying notes to consolidated financial statements    Page 1

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 AUGUST 2, 1989
                                                                   (DATE OF
                                                                 INCORPORATION)
                                       THREE MONTHS ENDED             TO
                                           MARCH 31,                MARCH 31,
                                      1996           1995             1996
                                --------------  -------------    -------------
Revenues:
  Research agreements            $ 1,915,110     1,150,110        12,953,796
  Products and services                1,439        70,308           398,080
  Grant revenue                          753       113,289           667,977
                                 -----------    ----------        ----------
    Total revenues                 1,917,302     1,333,707        14,019,853
                                 -----------    ----------        ----------

Expenses incurred in the
 development stage:
  Research and development         5,480,616     2,842,395        39,068,271
  Charge for purchase of
   in-process research and
   development                            --            --         9,465,610
  General and administrative       1,112,492     1,223,844        16,517,126
  Restructuring and impairment
   of intangible assets              421,165            --         1,064,915
                                 -----------    ----------        ----------
    Total expenses                 7,014,273     4,066,239        66,115,922
                                 -----------    ----------        ----------
    Operating loss                 5,096,971     2,732,532        52,096,069
                                 -----------    ----------        ----------

Other income (expense):
  Interest income                    245,888       351,895         3,465,007
  Interest expense                        --            --           (91,647)
                                 -----------    ----------        ----------
    Net loss                     $ 4,851,083     2,380,637        48,722,709
                                 ===========    ==========        ==========
Net loss per share               $      0.24          0.15              5.43
                                 ===========    ==========        ==========
Weighted average common shares
 used to compute net loss per
 share                            20,617,041    16,039,448         8,976,688
                                 ===========    ==========        ==========

FORM 10-Q  See accompanying notes to consolidated financial statements  Page 2

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  AUGUST 2, 1989
                                                                    (DATE OF
                                         THREE MONTHS ENDED       INCORPORATION)
                                              MARCH 31,                TO
                                                                    MARCH 31,
                                        1996            1995          1996
                                    --------------  ------------  --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                          $   (4,851,083)   (2,380,637)   (48,722,709)
  Adjustments to reconcile
   net loss to net cash
   used in operating activities:
     Write-off of deferred
      offering costs related to
      delayed offering                          --            --        324,938
     Depreciation and amortization         185,035       201,369      4,037,874
     Interest expense converted on
      notes payable to stockholders             --            --         87,755
     Expenses paid with stock                   --            --         24,500
     Non cash acquisition costs
      expensed                                  --            --      9,465,610
     Deferred compensation expense          21,886        23,929        262,867
     Impairment of intangible
      assets                                    --            --        643,750
  Change in operating assets and
   liabilities, net of effect of
   acquisition:
    (Increase) in prepaids                 (47,906)           --       (424,546)
    (Increase) decrease in
     receivables                            21,099        12,296        (69,187)
    (Increase) decrease in other
     current assets                         95,896      (199,203)      (559,387)
    Decrease in inventories                     --            --         61,245
    Increase (decrease) in current
     liabilities                           169,343      (169,068)     2,669,491
    (Decrease) in deferred revenue        (400,110)     (418,684)    (1,422,122)
                                    --------------   -----------    -----------
      Net cash used in operating
       activities                       (4,805,840)   (2,929,998)   (33,619,831)
                                    --------------   -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of equipment and
   leasehold improvements                  (35,677)      (70,990)    (7,256,632)
  Purchase of short term
   investments                         (13,568,320)  (15,301,878)   (65,489,540)
  Redemption of short term
   investments                           8,195,307    12,327,402     51,921,220
  Acquisition of subsidiary, net
   of cash acquired                             --            --       (167,331)
                                    --------------   -----------    -----------
    Net cash used in investing
     activities                         (5,408,690)   (3,045,466)   (20,992,283)
                                    --------------   -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from notes payable to
   stockholders and related trusts              --            --      1,852,500
  Proceeds from sale of common
   stock and warrants, net              13,011,696            --     61,609,732
  Repurchase of common stock                    --            --         (3,750)
  Cost of delayed offering                      --            --       (324,938)
                                    --------------   -----------    -----------
    Net cash provided by financing
     activities                         13,011,696            --     63,133,544
                                    --------------   -----------    -----------
  Net increase (decrease) in cash
   and cash equivalents                  2,797,166    (5,975,464)     8,521,430
Cash and cash equivalents at
 beginning of period                     5,724,264     7,199,942             --
                                    --------------   -----------    -----------
Cash and cash equivalents at end
 of period                          $    8,521,430     1,224,478      8,521,430
                                    ==============   ===========    ===========
Supplemental schedule of noncash
 financing activities               $           --            --      1,940,255
                                    ==============   ===========    ===========

FORM 10-Q  See accompanying notes to consolidated financial statements    Page 3

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995


(1)   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   (a) Organization

       Texas Biotechnology Corporation (the "Company" or "TBC"), a biopharmaceutical company, applies innovative drug discovery techniques and its specialized knowledge of the role of vascular cell biology in cardiovascular disease to the design and development of novel pharmaceutical compounds. The Company was incorporated in the state of Delaware in 1989.

       During the period from August 2, 1989, (date of incorporation) through March 1990, the Company was largely inactive. Since that time, the Company has been engaged principally in research and drug discovery programs and clinical development of a drug compound. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI"), a San Diego, California based company, in exchange for common stock of the Company. TBC decided to consolidate the IPI operation into TBC in the first half of 1996. (See note 10)

       The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than monoclonal antibody compounds and services produced and sold by IPI, the Company has not developed or sold any products, and no assurance can be given that the Company will be able to develop, manufacture or market any products in the future. In addition, no assurance exists that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products which it may develop. Accordingly, the Company is considered to be in the development stage as it has not to date derived significant revenues from its planned principle operations.

   (b) Basis of Consolidation

       The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPI. All material intercompany transactions have been eliminated. The Company's consolidated financial statements include the activity related to IPI since August 1, 1994.

   (c) Cash, Cash Equivalents and Short Term Investments

       Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At March 31, 1996, approximately $7,954,000 was invested in Corporate Commercial Paper and the remainder was in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At March 31, 1996, the Company's short term investments consisted of approximately $1,997,000 in Government Agency Discount Notes and $11,571,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost, which approximates market value. Interest income is accrued as earned.

       On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (Statement 115), Accounting for Certain Investments in Debt and Equity Securities. Statement 115


FORM 10-Q                                                                 Page 4
       provides for the use of the amortized cost method for investments in debt securities when management has the positive intent and ability to hold such securities to maturity. In connection with the adoption of Statement 115, the Company classified all short term investments as held to maturity.

       (d) Equipment and Leasehold Improvements

       Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is provided on the straight-line method over the estimated useful lives of the respective assets (3 to 10 years). Amortization of leasehold improvements is provided on the straight-line method over the remaining minimum lease term.

       (e) Intangible Assets

       Intangible assets are amortized on a straight line basis over ten years.

       (f) Research and Development Costs

       All research and development costs are expensed as incurred and include salaries of research and development employees. For the three months ended March 31, 1996 and 1995, salaries and benefits totaled approximately $1,928,000 and $1,686,000, respectively, of which approximately $1,463,000 and $1,269,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (g) Net Loss Per Share

       Net loss per share is calculated using the weighted average shares of common stock outstanding during the period. For the three months ended March 31, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through March 31, 1996, the weighted average common shares used to compute net loss per share totaled 20,617,041, 16,039,448 and 8,976,688 respectively. Stock options and stock warrants are considered common stock equivalents, however are not included in the loss per share computations as their effect is anti-dilutive. Shares held in escrow through June 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the net loss per share calculation until such shares were released or issued.

       (h) Reclassifications

       Certain reclassifications have been made to prior period financial statements to conform with the March 31, 1996 presentation with no effect on net loss reported.

       (i) Revenue Recognition

       Revenue from grants is recognized as earned under the terms of the related grant agreements. Revenue from service contracts is recognized as the services are performed and/or as milestones are achieved. Revenue from products and services is recognized when the products are shipped or the services are performed. Amounts received in advance of services to be performed under contracts are recorded as deferred revenue.

       (j) Patent Application Costs

       Costs incurred in filing for patents are expensed as incurred.

FORM 10-Q                                                                 Page 5

       (k) Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

       (l)  Interim Financial Information

       The Consolidated Balance Sheet as of March 31, 1996, and the related Consolidated Statements of Operations for the three month periods ended March 31, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through March 31, 1996, and Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through March 31, 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

       (m)  Accounting Pronouncements

       In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement
       123). Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans using a fair value based methodology as an alternative to intrinsic value based methodology. In addition, Statement 123 establishes the fair value as the measurement basis for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The accounting and reporting requirements of Statement 123 are effective beginning January 1, 1996. The Company intends to continue using the intrinsic value method.

       (2)  CAPITAL STOCK

    In February, 1996, the Company completed a private placement of common stock. The Company issued 6,550,990 shares of Common Stock at $2 1/8 per share with proceeds of approximately $13.0 million, net of selling commissions and expenses of approximately $900,000. The Company agreed that on or before May 13, 1996, it will cause to be filed, pursuant to Rule 415 of the Securities Act, a Shelf Registration Statement as to the shares of Common Stock sold to the purchasers in the private placement. In connection with the private placement, the co-exclusive agent, Harris, Webb & Garrison received a $634,630 selling commission, 49,775 warrants with an exercise price of $3.05 per share and no registration rights, and 497,749 warrants with an exercise price of $3.66 per share with the underlying common stock being registered, under certain circumstances, on a "piggyback" basis in the event of a public offering of common stock by the Company. The co-exclusive agent, Aurora Capital Corp., received a $124,653 selling commission, 25,587 warrants with an exercise price of $3.36 per share, and 157,350 warrants with an exercise price of $4.58 per share. The common stock underlying Aurora's warrants will be registered with the Common Stock issued in the private placement. The co-exclusive agents assigned some of these warrants to others.

       (3)  STOCK OPTIONS

    The Company has in effect the following stock option plans:

FORM 10-Q                                                                 Page 6

    The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 280,952 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

    The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,693,498 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

    The Stock Option Plan for Non-Employee Directors ("Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 71,429 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

    The 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,000,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

    The 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 200,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

    A summary of stock options as of March 31, 1996, follows:


                      Exercise Price                                       Available
 Stock Option Plans     Per Share     Outstanding  Exercised  Exercisable  for Grant
- ------------------------------------------------------------------------------------


1990 Plan              $         3.50     217,160      4,763      202,515     63,792
1992 Plan              $ 1.41 - $5.36   1,605,746      6,502      698,013     87,752
Director Plan          $ 2.40 - $4.54      42,576        ---       20,862     28,853
1995 Plan              $ 1.31 - $4.53     564,500        ---          ---    435,500
1995 Director Plan     $         1.38      65,454        ---       21,822    134,546
                                       ----------     ------      -------    -------
TOTAL                                   2,495,436     11,265      943,212    750,443
                                       ==========     ======      =======    =======

   The Company has recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to certain options granted in the period subsequent to May 27, 1993 and prior to the initial public offering. Such amount totaled $287,158, of which $21,886 has been charged to expense in 1996. The unamortized deferred compensation expense of $24,291 at March 31, 1996 will be amortized over the remaining vesting periods of the options.

(4)  INCOME TAXES

   The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993. As of March 31, 1996, the Company had a net deferred tax asset of


FORM 10-Q                                                                 Page 7
   approximately $17,053,000, primarily composed of the tax benefit associated with net operating loss carry forwards, start-up and other capitalized costs. A valuation allowance for the full amount of the deferred tax asset has been established as realization of the benefit is uncertain.


(5)    COMMON STOCK RESERVED

       The Company has reserved common stock for issuance as of March 31, 1996 as follows :


       Stock option plans                                     3,245,879
       Agreement with Genentech, Inc.                           285,715
       Warrants issuable under the Genentech Agreement          142,858
       Warrants outstanding                                   5,441,669
       Underwriters purchase options and related warrants       710,000
       IPI acquisition (contingent shares)                    1,000,000
                                                             ----------
          Total shares reserved                              10,826,121
                                                             ==========

(6)  CLINICAL RESEARCH AGREEMENTS

   On February 10, 1995, the Company entered into an agreement with Coromed, Inc., a contract research organization, to coordinate the clinical evaluation of NOVASTAN(R) as an adjunct to Streptokinase in acute myocardial infarction. Coromed is responsible for managing all aspects of the clinical trial and making all financial remuneration to testing sites. The term of the agreement is 19 months, subject to extension upon the mutual written agreement of both parties. The parties have agreed to a total budget of approximately $3,196,000. Of this amount, $106,000 was paid upon execution of a letter of intent and approximately $450,000 was paid upon execution of the agreement. Subsequent payments will be made monthly on a per patient basis, to a maximum total of approximately $2,490,000. Three additional payments of $50,000 each will be made upon completion of specified tasks by Coromed. If the clinical trial is completed in less than 19 months, the Company will pay Coromed a bonus calculated as a percentage of personnel costs as set forth in the budget, to a maximum bonus amount of approximately $327,000. In addition, the Company has engaged Coromed to provide various services related to other ongoing NOVASTAN(R) trials being conducted by the Company.

    On May 1, 1996, the Company amended the above agreement with Coromed, Inc. The term of the contract was extended to 24 months with an additional cost of $1,200,000. The bonus payment, if any, is now based on the completion in less than 24 months.

(7)  RESEARCH AGREEMENTS

   On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group, to develop and market compounds for vascular proliferation disease derived from the Company's FGF and antisense programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of common stock for $3.50 per share for a total of $5 million and paid a non-refundable licensing fee of $3 million. In addition, Synthelabo has committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000) for three years. Synthelabo has agreed, upon the achievement of certain milestones, to further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1996, for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo shall terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth" as defined in the agreement be less than $5 million as of the end of any calendar quarter during the term of the agreement. The first quarterly research payment of $750,000 was received on October 31, 1994, of which $500,000 was recognized in 1994. As of March 31, 1996, $250,000 is included in current deferred


FORM 10-Q                                                                 Page 8
   revenue. Synthelabo will pay royalties to TBC, based on the net sales, in those geographic areas covered in the agreement. In exchange for the above consideration, Synthelabo will receive an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union. One of the programs, which involves antisense, is being jointly reviewed and may result in a redirection of the research into another area

   During 1995, the Company and Synthelabo mutually agreed to exchange certain clinical data. In January 1996, the Company signed an agreement with Synthelabo with respect to the supply of information related to certain clinical studies regarding NOVASTAN(R). Synthelabo paid TBC $500,000 upon execution of the agreement. In addition, over the term of the agreement as certain milestones are met, Synthelabo has committed to pay TBC additional payments that total $2,000,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. Synthelabo is the licensee for NOVASTAN(R) in certain territories other than those which were sublicensed to TBC.

(8)  LICENSE AGREEMENT

   In May 1993, TBC entered into an agreement with Genentech to sublicense Genentech's rights and technology relating to NOVASTAN(R) (argatroban) originally licensed to Genentech by Mitsubishi Chemical Corporation ("Mitsubishi"), and to license Genentech's own proprietary technology developed with respect to NOVASTAN(R) (the "Genentech Agreement"). Under the license and sublicense, the Company has an exclusive license to use and sell NOVASTAN(R) in the United States and Canada for specified human cardiovascular indications, not including cerebral thromboembolism (stroke). The Company is required to pay Genentech and Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the United States and Canada. Genentech has the right to terminate the agreement or to cause the license to become non-exclusive if the Company fails to exercise due diligence in performing its obligations under the agreement for a period of 60 days after receiving written notice from Genentech or fails to maintain a minimum consolidated tangible net worth of $5.0 million. This due diligence obligation requires the Company, among other things, to file a new drug application for NOVASTAN(R) with the United States Food and Drug Administration ("FDA") no later than June 30, 1997, subject to certain goals being reached in accordance with a supplemental agreement entered into by the Company, Genentech, and Mitsubishi effective June 30, 1995. These goals are, in general, (i) enrollment and treatment with study drugs for a specified minimum number of subjects for certain human clinical trials by December 31, 1995, (ii) a specified number of study centers being under contract and performing the trials by December 31, 1995, (iii) commencement of specified planned studies and the pilot phase of certain human clinical trials by December 31, 1995, (iv) completion of enrollment and treatment with study drugs of subjects for certain human clinical trials by June 30, 1996, and (v) completion of milestones related to animal and human clinical trials and schedules for NOVASTAN(R) by various dates in 1996 and 1997 (the latest date being June 30, 1997). Additionally, the supplemental agreement provides for a limited sixty (60) day period to cure an inability to perform enrollment and treatment goals by December 31, 1995, June 30, 1996, or December 31, 1996, as set forth in the supplemental agreement. The Company received a variance to the supplemental agreement through March 31, 1996. With respect to the trials underway, enrollment did not meet the goals outlined in the supplemental agreement by the March 31, 1996 deadline received in the variance agreement. The Company is currently negotiating with Genentech and Mitsubishi for an extension or revision of the agreement. Either party may terminate the Genentech Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. The Genentech Agreement is also subject to the continuation of Genentech's license agreement with Mitsubishi, which is only terminable if Genentech defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. Unless terminated sooner pursuant to the above described termination provisions, the Genentech Agreement is expected to expire in June 2007. Under the Genentech Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009.


FORM 10-Q                                                                Page 9

    Mitsubishi further agreed to supply the Company with its requirements of NOVASTAN(R) throughout the term of the Genentech Agreement for TBC's clinical testing and commercial sales of NOVASTAN(R) in the United States and Canada. In the event Mitsubishi should discontinue the manufacture of NOVASTAN(R), Mitsubishi, Genentech and TBC have agreed to discuss in good faith the means by which, and the party to whom, NOVASTAN(R) production technology will be transferred. The transferee may be a person or entity other than Genentech or TBC. At present, Mitsubishi is the only manufacturer of NOVASTAN(R). Should Mitsubishi terminate or default in its supply commitment, there can be no assurance that alternate sources of bulk NOVASTAN(R) will be available to the Company at reasonable cost, if at all. If such alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

    In exchange for the license to Genentech's NOVASTAN(R) technology, TBC issued Genentech 285,714 shares of Common Stock and agreed to issue (i) an additional 214,286 shares of Common Stock to Genentech within 10 days after the filing of the first New Drug Application ("NDA") with the FDA for NOVASTAN(R), and (ii) an additional 71,429 shares of Common Stock to Genentech within 10 days after the FDA's first approval of an NDA for NOVASTAN(R). The Company has also agreed to grant Genentech a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, within ten days of the filing of the first NDA for NOVASTAN(R) with the FDA. If the Company is unable to issue any of the additional shares of Common Stock or the warrant to Genentech due to circumstances beyond the Company's control, the Company has agreed to pay Genentech, in lieu thereof, an amount equal to the value of the securities plus interest from May 27, 1993 at the prime rate plus one percent, compounded annually. The value of the Common Stock is deemed to be $7.00 per share, which represents the cash consideration the Company will be obligated to pay to Genentech as liquidated damages, and the value of the warrants is to be determined by appraisal, based on the warrants' market value. The Company will not be required to make any cash payment if both of the filing and approval of the NDA do not occur. TBC has also granted Genentech demand and piggyback registration rights with regard to shares of Common Stock issued to Genentech.

    Due to the additional research and development required to commercialize the technologies associated with the Sublicense and License Agreement, the Company expensed the value associated with the 285,714 shares issued to Genentech, charging $1,000,000 to purchase of in-process research and development expense in the year ended December 31, 1993.

    In connection with the Genentech Agreement, a consultant involved in negotiations related to the Agreement will receive a royalty on net sales of licensed products.

(10) CONSOLIDATION OF IMMUNOPHARMACEUTICS, INC.

    The Company has decided to consolidate the IPI operation into TBC's in the first half of 1996. The overall financial impact on the Company's performance will be positive in 1996 due to expected reduction in general and administrative expenses and the elimination of some research and development positions associated with IPI. The Company believes the goodwill associated with IPI, $643,750, is impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has charged it to expense in the year ended December 31, 1995. The restructuring costs associated with the consolidation of the IPI operation were approximately $421,000 and have been expensed in the three months ended March 31, 1996. This cost included waste disposal, future lease commitments, severance pay and related taxes.

FORM 10-Q                                                                Page 10

(11) COMMITMENTS AND CONTINGENCIES

   a)  Employment Agreements

       Since inception, the Company has entered into employment agreements with certain officers and key employees. One of the officers, Dr. Maggio, resigned his position as CEO of IPI effective March 31, 1996. As of March 31, 1996, remaining commitments total approximately $274,000 in 1996. These amounts include payments due to three former employees pursuant to their severance agreements. The employment agreements of various officers and key employees provide for salary continuation for up to twelve months from date of termination upon dismissal by the Company, which would approximate $691,000 currently. In addition to salary, the Company has agreed to reimburse certain officers and other employees for costs of relocation and temporary travel and living expenses.

       In addition, the Company has signed agreements with five of its officers to provide certain benefits in the event of a "change of control" as defined in the agreement and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to eighteen (18) months to three (3) years of annual base salary and annual bonus if any. The base salary portion of the agreements would aggregate approximately $1.9 million at current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of eighteen (18) months to three (3) years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

   b)  Legal Proceedings

       On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares in the Company on December 16, 1993 following the Company's initial public offering. In their complaint, plaintiffs have sued the Company and certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs have also named David Blech, D. Blech & Co., Incorporated and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

       On March 28, 1995, a class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. Only one of those plaintiffs purchased stock in the Company. In their complaint, the plaintiffs have sued the Company alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. Plaintiffs have named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker.

       On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending
       there.   In light of the transfer and consolidation of the



FORM 10-Q                                                                Page 11

       Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its Motion to Dismiss as a part of the Court's consideration of similar Motions to Dismiss filed by those companies. All of these Motions were presented to the Court on February 6, 1996, but no ruling has yet been made. Given the early stage of this case, the Company is unable to evaluate the potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.

       On June 7, 1995, a class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. The plaintiff is an individual who purchased shares in the Company on December 15, 1993 following the Company's initial public offering. In his complaint, the plaintiff has sued the Company and certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. Plaintiffs have also named David Blech, D. Blech & Co., and a certain broker-dealer as defendants. On September 15, 1995, the Company and the members of the board of directors filed a motion to dismiss the Complaint pursuant to Rule 12(b)(6) and Rule 9(b) of the Federal Rules of Civil Procedure Act. On November 8, 1995 the plaintiff filed a stipulation for voluntary dismissal. An order of dismissal was entered by the judge on February 5, 1996.

FORM 10-Q                                                                Page 12

   ITEM 2.
   -------

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995



                                    OVERVIEW
                                    --------

   Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $48.7 million from inception to March 31, 1996. The Company has primarily financed its operations to date through private placements of common stock and debt, which have raised an aggregate of $21.3 million in net proceeds, an initial public offering ("IPO") of a Unit security which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994 and a private placement of common stock on February 13, 1996, which raised $13.0 million in net proceeds. on July 25, 1994, the company acquired all of the outstanding stock of ImmunoPharmaceutics, inc. (IPI) in exchange for common stock of the Company. IPI's results of operations have been included in the consolidated results of operations beginning August 1, 1994. The Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of common stock for a total of $5 million and paid a licensing fee of $3 million. In addition, Synthelabo has committed to pay $3 million annually in research payments (payable in quarterly installments) for three years. Subsequent to December 31, 1995, TBC signed an agreement with Synthelabo to provide to them copies of certain clinical data. TBC received $500,000 at the execution of the agreement. Over the life of the agreement TBC may receive as much as $2.5 million, including the $500,000 received, from Synthelabo. The Company's operating results have fluctuated significantly during each quarter, and the company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                             RESULTS OF OPERATIONS
                             ---------------------

               THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

   Revenues increased from $1,333,707 in the three month period ended March 31, 1995 to $1,917,302 in the same period of 1996, an increase of 44%. Revenues were composed of earned revenues under research agreements, sales of products and services, and grant income. revenue from research agreements increased due to a payment from Synthelabo of $500,000 which was related to the signing of an agreement to supply them with certain clinical data.

   Total operating expenses increased 73% from $4,066,239 in the three month period ended March 31, 1995 to $7,014,273 in the same period of 1996. Research and development expenses increased 93% from $2,842,395 in the three month period ended March 31, 1995 to $5,480,616 in the same period of 1996. This increase was primarily attributable to the inclusion of IPI costs beginning august 1994 and continued increases in research and development activity related to the clinical trials on the compound NOVASTAN(R) (argatroban). General and administrative expenses decreased 9% from $1,223,844 in the three month

FORM 10-Q                                                                Page 13
   period ended March 31, 1995 to $1,112,492 in the same period of 1996. The decrease was primarily attributable to the elimination of the QED operation in October 1995. The Company had 97 employees at March 31, 1995, including 34 employees at IPI, and 80 employees at March 31, 1996, including 2 employees at IPI.

   Other income and expenses was composed entirely of investment income on invested funds and interest expense. Investment income decreased from $351,895 in the three month period ended March 31, 1995 to $245,888 in the same period of 1996, a decrease of 30%. The decrease is due to lower interest rates from 1995 to 1996 and a lower investment balance throughout 1996.

   The Company incurred a net loss of $2,380,637 for the three month period ended March 31, 1995, compared with a net loss of $4,851,083 for the same period of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

   The Company has financed its research and development activities to date principally through (i) private sales of common stock and an initial public offering of a unit security, (ii) issuance of common stock in conjunction with assumption of liabilities and assets to acquire IPI and the NOVASTAN(R) license , (iii) revenues from research agreements and sales of products and services and (iv) investment income, net of interest expense.

   The Company expects to incur substantial research and development expenditures as it designs and develops biopharmaceutical products for the prevention and treatment of cardiovascular diseases. The Company anticipates that operating expenses will continue to increase during 1996 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue to increase during 1996 due to the continuation of clinical trials and will continue to be significant through the FDA approval process. These costs will include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, paying for hospital and procedural costs, services of a contract research organization, and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of ongoing research and clinical development and product launch costs.

   At March 31, 1996 and March 31, 1995, the Company had cash, cash equivalents and short-term investments of approximately $22 million and $22 million, respectively. The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements into the third quarter of 1997. However, the Company's existing capital resources will not be sufficient to fund the Company's operations through commercialization of its first product. Moreover, the Genentech and Synthelabo Agreements require the Company to maintain a tangible net worth of at least $5.0 million during the term of the agreements. If the Company fails to maintain the prescribed net worth or fails to exercise due diligence in performing its obligations under the Genentech Agreement, Genentech may, at its option, terminate the Genentech Agreement or cause the license to become non-exclusive. For failure to maintain at least $5.0 million of net worth, Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo.

   The Company will need to raise substantial funds for future operations and is actively seeking such funding through collaborative arrangements, public or private financing, including equity financing, and other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financing are not obtained, the Company's development and research projects will be delayed or scaled back.



FORM 10-Q                                                                Page 14

                              PENDING LITIGATION

   As of March 31, 1996, three class action shareholder lawsuits have been filed against the Company, two of which include certain directors and officers as defendants. The Company disputes all claims set forth in these lawsuits and intends to contest them vigorously. However, the Company is unable to evaluate the potential outcome at this time.

                 HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS

   The Company's research and development activities involve the controlled use of hazardous and radioactive materials. The Company is subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulation, and standards will not have a material adverse effect on the Company. The Company does not expect to incur any capital expenditures for environmental control in the foreseeable future.

                    IMPACT OF INFLATION AND CHANGING PRICES

   The pharmaceutical research industry is labor intensive, and wages and related expenses increase in inflationary periods. The lease of space and related building services for the Houston facility contains a clause that escalates rent and related services each year based on the increase in building operating costs and the increase in the Houston Consumer Price Index, respectively. To date, inflation has not had a significant impact on operations.

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

   This Report includes "forward looking statements" within the meaning of
   Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Organization and Significant Accounting Policies -- Organization" regarding TBC's expectations for future drug discovery and development and related expenditures and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources and ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) obtaining and timing of sufficient financing through capital raising or collaborative agreements to fund operations.


FORM 10-Q                                                                Page 15

PART II OTHER INFORMATION
- -------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

   On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District Of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares in the Company on December 16, 1993 following the Company's initial public offering. In their complaint, plaintiffs have sued the company and certain members of the board of directors and certain officers alleging violations of sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs have also named David Blech, D. Blech & Co., Incorporated and Isaac Blech as defendants. on January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski filed a motion to dismiss the plaintiffs' complaint pursuant to rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

   On March 28, 1995, a class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. Only one of those plaintiffs purchased stock in the Company. In their complaint, the plaintiffs have sued the Company alleging violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. Plaintiffs have named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker.

   On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated
   or consolidated pretrial proceedings with the action pending there.   In
   light of the transfer and consolidation of the Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its Motion to Dismiss as a part of the Court's consideration of similar Motions to Dismiss filed by those companies. All of these Motions were presented to the Court on February 6, 1996, but no ruling has yet been made. Given the early stage of this case, the Company is unable to evaluate the potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.

   On June 7, 1995, a class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. The plaintiff is an individual who purchased shares in the Company on December 15, 1993 following the Company's initial public offering. In his complaint, the plaintiff has sued the Company and certain members of the board of directors and certain officers alleging violations of sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. Plaintiffs have also named David Blech, D. Blech & Co., and a certain broker-dealer as defendants. On September 15, 1995, the Company and the members of the board of directors filed a motion to dismiss the Complaint pursuant to Rule 12(b)(6) and Rule 9(b) of the Federal Rules of Civil Procedure Act. On November 8, 1995 the plaintiff filed a stipulation for voluntary dismissal. An order of dismissal was entered by the judge on February 5, 1996.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------
   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------
   None

FORM 10-Q                                                                Page 16

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
   None

ITEM 5.  OTHER INFORMATION
- --------------------------

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  EXHIBIT NO.  DESCRIPTION
  -----------  -----------

     10.51 * Letter Agreement regarding Argatroban Studies Information dated December 14, 1995, between the Company and Synthelabo Recherche

     10.52 Amendment B to Clinical Trial Research Agreement dated February 10, 1995 between Texas Biotechnology Corporation and Coromed Inc.

     27.1      Financial Data Schedule
- ------------
* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

  REPORTS ON FORM 8-K
  --------------------

   One report on Form 8-k was filed during the quarter ended March 31, 1996. The report was dated February 13, 1996 and filed February 22, 1996, and announced the Company's private placement of common stock. The report is incorporated herein by reference.

FORM 10-Q                                                                Page 17

                        TEXAS BIOTECHNOLOGY CORPORATION

                                 MARCH 31, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May, 1996.



                                     TEXAS BIOTECHNOLOGY CORPORATION


                                     By: /S/ DAVID B. McWILLIAMS
                                         ------------------------
                                         David B. McWilliams
                                         President and Chief Executive Officer



                                      By: /S/ STEPHEN L. MUELLER
                                          -----------------------
                                          Stephen L. Mueller
                                          Vice President of Administration
                                          Secretary and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

FORM 10-Q                                                                Page 18

                               INDEX TO EXHIBITS


    Exhibit No.         Description of Exhibit            Page No.
    -----------         ----------------------            --------

     10.51 * Letter Agreement regarding Argatroban Studies Information dated December 14, 1995, between the Company and Synthelabo Recherche

     10.52 Amendment B to Clinical Trial Research Agreement dated February 10, 1995 between Texas Biotechnology Corporation and Coromed Inc.

     27.1       Financial Data Schedule


- -----------
* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.


FORM 10-Q                                                                Page 19