Form 10-Q
period 1996-06-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1996-08-14
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1996

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

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                 Outstanding at July 31, 1996
               -----                 ----------------------------
    Common Stock, $0.005 par value            24,185,266

                        TEXAS BIOTECHNOLOGY CORPORATION

                               TABLE OF CONTENTS
                               -----------------



                                                                                                                PAGE NO.
                                                                                                                --------
PART I.  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995                                      1

         Consolidated Statements of Operations for the three months ended
         June 30, 1996 and 1995, the six months ended June 30, 1996 and 1995, and the period from August 2, 1989 (date of incorporation)
         through June 30, 1996                                                                                      2

         Consolidated Statements of Cash Flows the six months ended
         June 30, 1996 and 1995, and the period from August 2, 1989
         (date of incorporation) through June 30, 1996                                                              3

         Notes to Consolidated Financial Statements                                                                 4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                     13



PART II. OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                                                                17

         ITEM 2:  Changes in Securities                                                                            17

         ITEM 3:  Defaults Upon Senior Securities                                                                  17

         ITEM 4:  Submission of Matters to a Vote of Security Holders                                              18

         ITEM 5:  Other Information                                                                                18

         ITEM 6:  Exhibits and Reports on Form 8-K                                                                 19


SIGNATURES                                                                                                         20


INDEX TO EXHIBITS                                                                                                  21


PART I FINANCIAL INFORMATION
- ----------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS



                                                                                     JUNE 30,               DECEMBER 31,
                                 ASSETS                                                1996                     1995
                                 ------                                         ------------------       ------------------
                                                                                    (UNAUDITED)
Current assets:
        Cash and cash equivalents                                               $     1,631,407               5,724,264
        Short term investments                                                       15,432,539               8,195,307
        Short term note receivable                                                      122,500                 122,500
        Prepaids                                                                        496,063                 554,208
        Other current assets                                                            783,275                 547,391
                                                                                ---------------          --------------
                Total current assets                                                 18,465,784              15,143,670

Equipment, furniture and fixtures, and leasehold improvements                         7,596,310               7,529,415
        Less:  Accumulated depreciation and amortization                             (4,116,198)             (3,746,586)
                                                                                ---------------          --------------
                Net property                                                          3,480,112               3,782,829
                                                                                ---------------          --------------
                Total assets                                                    $    21,945,896              18,926,499
                                                                                ===============          ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Current liabilities:
        Accounts payable and accrued expenses                                   $     2,747,063               2,566,264
        Deferred revenue                                                                250,000                 650,110
                                                                                ---------------          --------------
                Total current liabilities                                             2,997,063               3,216,374

Commitments and contengencies                                                               ---                     ---

Stockholders' equity:
        Preferred stock, par value $.005 per share. At June 30, 1996 and
                December 31, 1995, 5,000,000 shares authorized; none outstanding            ---                     ---
        Common stock, par value $.005 per share.  At June 30, 1996,
                75,000,000 shares authorized; 24,180,062 shares issued and outstanding. At December 31, 1995, 40,000,000 shares authorized;
                17,439,365 shares issued and outstanding (notes 2 and 5)                120,900                  87,198
        Additional paid-in capital                                                   73,055,102              59,540,730
        Deferred compensation expense (note 3)                                           (3,250)                (46,177)
        Deficit accumulated during the development stage                            (54,223,919)            (43,871,626)
                                                                                ---------------          --------------
                Total stockholder's equity                                           18,948,833              15,710,125
                                                                                ---------------          --------------

                Total liabilities and stockholders' equity                      $    21,945,896              18,926,499
                                                                                ===============          ==============


           See accompanying notes to consolidated financial statements
                                                                          Page 1

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                                                              AUGUST 2, 1989
                                                                                                                  (DATE OF
                                                                                                              INCORPORATION)
                                                    THREE MONTHS ENDED              SIX MONTHS ENDED                TO
                                                          JUNE 30,                       JUNE 30,                 JUNE 30,
                                                   1996             1995           1996           1995              1996
                                               ------------     ------------    -----------    ----------     -------------
Revenues:
        Research agreements                    $ 1,280,000        1,150,110      3,195,110      2,300,220        14,233,796
        Products and services                        2,500          101,893          3,939        172,201           400,580
        Grant revenue                                  974           63,259          1,727        176,548           668,951
                                               -----------       ----------     ----------     ----------        ----------
                Total revenues                   1,283,474        1,315,262      3,200,776      2,648,969        15,303,327
                                               -----------       ----------     ----------     ----------        ----------

Expenses incurred in the development stage:
        Research and development                 6,023,929        3,965,457     11,504,545      6,807,852        45,092,200
        Charge for purchase of in-process
         research and development                      ---        1,973,883            ---      1,973,883         9,465,610
        General and administrative               1,012,145        1,480,902      2,124,637      2,704,746        17,529,271
        Restructuring and impairment of
         intangible assets (note 9)                    ---              ---        421,165            ---         1,064,915
                                               -----------       ----------     ----------     ----------        ----------
                Total expenses                   7,036,074        7,420,242     14,050,347     11,486,481        73,151,996
                                               -----------       ----------     ----------     ----------        ----------

                Operating loss                   5,752,600        6,104,980     10,849,571      8,837,512        57,848,669
                                               -----------       ----------     ----------     ----------        ----------

Other income (expense):
        Interest income                            251,390          323,312        497,278        675,207         3,716,397
        Interest expense                               ---             (969)           ---           (969)          (91,647)
                                               -----------       ----------     ----------     ----------        ----------

                Net loss                       $ 5,501,210        5,782,637     10,352,293      8,163,274        54,223,919
                                               ===========       ==========     ==========     ==========        ==========

Net loss per share                             $      0.23             0.36           0.46           0.51              5.69
                                               ===========       ==========     ==========     ==========        ==========
Weighted average common shares used to
        compute net loss per share              24,064,064       16,054,832     22,479,819     16,047,182         9,530,469
                                               ===========       ==========     ==========     ==========        ==========


        See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                           AUGUST 2, 1989
                                                                                                              (DATE OF
                                                                            SIX MONTHS ENDED               INCORPORATION)
                                                                                 JUNE 30,                         TO
                                                                                                               JUNE 30,
                                                                       1996                   1995               1996
                                                                  --------------         -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $ (10,352,293)          (8,163,274)        (54,223,919)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Write-off of deferred offering costs related
  to delayed offering                                                       ---                  ---             324,938
  Depreciation and amortization                                         369,612              387,267           4,222,451
  Interest expense converted on notes payable
  to stockholders                                                           ---                  ---              87,755
  Expenses paid with stock                                                  ---                  ---              24,500
  Non cash acquisition costs expensed                                       ---            1,973,883           9,465,610
  Deferred compensation expense                                          42,927               47,530             283,908
  Impairment of intangible assets                                           ---                  ---             643,750
  Change in operating assets and liabilities, net of
  effect of acquisition:
  (Increase) decrease in prepaids                                        58,144                  ---            (318,404)
  (Increase) decrease in receivables                                      7,291               87,500             (82,995)
  (Increase) decrease in other current assets                          (243,175)             (48,688)           (898,458)
  Decrease in inventories                                                   ---                  ---              61,245
  Increase (decrease) in current liabilities                            180,799               28,494           2,680,947
  (Decrease) in deferred revenue                                       (400,110)          (1,061,294)         (1,422,122)
                                                                  -------------          -----------         -----------
   Net cash used in operating activities                            (10,336,805)          (6,748,582)        (39,150,794)
                                                                  -------------          -----------         -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                    (66,895)            (155,016)         (7,287,850)
   Purchase of short term investments                               (17,548,480)         (16,050,408)        (69,469,701)
   Redemption of short term investments                              10,311,249           17,850,800          54,037,161
   Acquisition of subsidiary, net of cash acquired                          ---                  ---            (167,331)
                                                                 --------------           ----------         -----------
   Net cash used in investing activities                             (7,304,126)           1,645,376         (22,887,721)
                                                                  -------------          -----------         -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to stockholders and
   related trusts                                                           ---                  ---           1,852,500
   Proceeds from sale of common stock and option and warrant
      exercises, net                                                 13,548,074                  ---          62,146,110
   Repurchase of common stock                                               ---                  ---              (3,750)
   Cost of delayed offering                                                 ---                  ---            (324,938)
                                                                  -------------          -----------         -----------
   Net cash provided by financing activities                         13,548,074                  ---          63,669,922
                                                                  -------------          -----------         -----------

   Net increase (decrease) in cash and cash equivalents              (4,092,857)          (5,103,206)          1,631,407

Cash and cash equivalents at beginning of period                      5,724,264            7,199,942                 ---
                                                                  -------------          -----------         -----------
Cash and cash equivalents at end of period                        $   1,631,407            2,096,736           1,631,407
                                                                  =============          ===========         ===========

Supplemental schedule of noncash financing activities             $         ---            1,973,883          11,405,865
                                                                  =============          ===========         ===========



          See accompanying notes to consolidated financial statements
                                                                          Page 3

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


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

       During the period from August 2, 1989, (date of incorporation) through March 1990, the Company was largely inactive. Since that time, the Company has been engaged principally in research and drug discovery programs and clinical development of a drug compound. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI"), a San Diego, California based company, in exchange for common stock of the Company. TBC decided to consolidate the IPI operation into TBC in the first half of 1996. (See note 9)

       The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than monoclonal antibody compounds and services produced and sold by IPI, the Company has not developed or sold any products, and no assurance can be given that the Company will be able to develop, manufacture or market any products in the future. In addition, no assurance exists that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products which it may develop. Accordingly, the Company is considered to be in the development stage as it has not to date derived significant revenues from its planned principle operations.

   (b) Basis of Consolidation

       The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPI. All material intercompany transactions have been eliminated. The Company's consolidated financial statements include the activity related to IPI since August 1, 1994.

   (c) Cash, Cash Equivalents and Short Term Investments

       Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At June 30, 1996, approximately $1,285,500 was invested in Corporate Commercial Paper and the remainder was in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months.
       At June 30, 1996, the Company's short term investments consisted of approximately $1,997,000 in Government Agency Discount Notes, $998,000 in U.S. Treasury Bills and $12,438,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost, which approximates market value. Interest income is accrued as earned.

       On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (Statement 115), Accounting for Certain Investments in Debt and Equity Securities. Statement 115 provides for the use of the amortized cost method for investments in debt securities when management has the positive intent and ability to hold such securities to maturity. In connection with the adoption of Statement 115, the Company classified all short term investments as held to maturity.

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

   (f) Research and Development Costs

       All research and development costs are expensed as incurred and include salaries of research and development employees. For the three months ended June 30, 1996 and 1995, salaries and benefits totaled approximately $1,554,000 and $1,740,000, respectively, of which approximately $1,246,000 and $1,456,000, respectively, was charged to research and development. For the six months ended June 30, 1996 and 1995, salaries and benefits totaled approximately $3,482,000 and $3,426,000, respectively, of which approximately $2,709,000 and $2,725,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

   (g) Net Loss Per Share

       Net loss per share is calculated using the weighted average shares of common stock outstanding during the period. For the three months ended June 30, 1996 and 1995, the weighted average common shares used to compute net loss per share totaled 24,064,064 and 16,054,832 respectively. For the six months ended June 30, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through June 30, 1996, the weighted average common shares used to compute net loss per share totaled 22,479,819, 16,047,182 and 9,530,469 respectively. Stock options and stock warrants are considered common stock equivalents, however are not included in the loss per share computations as their effect is anti-dilutive. Shares held in escrow through June 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the net loss per share calculation until such shares were released or issued.

   (h) Reclassifications

       Certain reclassifications have been made to prior period financial statements to conform with the June 30, 1996 presentation with no effect on net loss reported.

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

   (l) Interim Financial Information

       The Consolidated Balance Sheet as of June 30, 1996, and the related Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through June 30, 1996, and Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through June 30, 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

   (m) Accounting Pronouncements

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). The Company has adopted the statement effective December 31, 1995. Statement 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement 121 requires that certain long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company believes the goodwill associated with IPI, $643,750, is impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has recorded a charge to expense. (See note 9)

       In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement
       123). Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans using a fair value based methodology as an alternative to intrinsic value based methodology. In addition, Statement 123 establishes the fair value as the measurement basis for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The accounting and reporting requirements of Statement 123 are effective beginning January 1, 1996. The Company intends to continue using the intrinsic value method.

(2)  CAPITAL STOCK

    In February, 1996, the Company completed a private placement of common stock. The Company issued 6,550,990 shares of Common Stock at $2 1/8 per share with proceeds of approximately $13.0 million, net of selling commissions and expenses of approximately $900,000. In accordance with the terms of the offering, the Company filed, pursuant to Rule 415 of the Securities Act, a Shelf Registration Statement as to the shares of Common Stock sold to the purchasers in the private placement which became effective on June 4, 1996.

    In connection with the private placement, the co-exclusive agent, Harris, Webb & Garrison received a $634,630 selling commission, 49,775 warrants with an exercise price of $3.05 per share and no registration rights, and 497,749 warrants with an exercise price of $3.66 per share with the underlying common stock being registered, under certain circumstances, on a "piggyback" basis in the event of a public offering of common stock by the Company. The co-exclusive agent, Aurora Capital Corp., received a $124,653 selling commission, 25,587 warrants with an exercise price of $3.36 per share, and 149,002 warrants with an exercise price of $4.58 per share. The common stock underlying Aurora's warrants will be registered with the Common Stock issued in the private placement. The co-exclusive agents assigned some of these warrants to others.

    In May 1996, the Board of Directors proposed, and stockholders approved, an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 40 million shares to 75 million shares.

(3) STOCK OPTIONS

    The Company has in effect the following stock option plans:

    The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 230,590 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

    The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,620,929 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

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

    The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 200,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. In June 1996, the 1995 Director Plan was amended with respect to the election date requirement for a director to request stock in lieu of cash payment of director fees.

    A summary of stock options as of June 30, 1996, follows:



                      Exercise Price                                       Available
 Stock Option Plans     Per Share     Outstanding  Exercised  Exercisable  for Grant
- -------------------  ---------------- -----------  ---------  -----------  ---------


1990 Plan                  $3.50          166,798     55,125      158,464     63,792
1992 Plan              $1.41 - $5.36    1,503,394     79,071      620,665    117,535
Director Plan          $2.40 - $4.54       42,576        ---       26,656     28,853
1995 Plan              $1.31 - $4.53      564,500        ---       37,500    435,500
1995 Director Plan     $1.38 - $5.19       82,806        ---       27,606    117,194
                                      -----------  ---------  -----------  ---------
TOTALS                                  2,360,074    134,196      870,891    762,874
                                      ===========  =========  ===========  =========


     The Company has recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to certain options granted in the period subsequent to May 27, 1993 and prior to the initial public offering. Such amount totaled $287,158, of which $42,927 has been charged to expense in 1996. The unamortized deferred compensation expense of $3,250 at June 30, 1996 will be amortized over the remaining vesting periods of the options.

(4)  INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993. As of June 30, 1996, the Company had a net deferred tax asset of approximately $18,989,000, primarily composed of the tax benefit associated with net operating loss carry forwards, start-up and other capitalized costs. A valuation allowance for the full amount of the deferred tax asset has been established as realization of the benefit is uncertain.

(5)  COMMON STOCK RESERVED

     The Company has reserved common stock for issuance as of June 30, 1996 as follows:

       Stock option plans                                     3,122,948
       Agreement with Genentech, Inc.                           285,715
       Warrants issuable under the Genentech Agreement          142,858
       Warrants outstanding                                   5,378,191
       Underwriters purchase options and related warrants       710,000
       IPI acquisition (contingent shares)                    1,000,000
                                                             ----------
          Total shares reserved                              10,639,712
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

(7)  RESEARCH AGREEMENTS

     On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group, to develop and market compounds for vascular proliferation disease derived from the Company's FGF and antisense programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of common stock for $3.50 per share for a total of $5 million and paid a non-refundable licensing fee of $3 million. In addition, Synthelabo has committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000) for three years. Synthelabo has agreed, upon the achievement of certain milestones, to further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1996, for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo shall terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth" as defined in the agreement be less than $5 million as of the end of any calendar quarter during the term of the agreement. The first quarterly research payment of $750,000 was received on October 31, 1994, of which $500,000 was recognized in 1994. As of June 30, 1996, $250,000 is included in current deferred revenue. Synthelabo will pay royalties to TBC, based on the net sales, in those geographic areas covered in the agreement. In exchange for the above consideration, Synthelabo will receive an exclusive license to manufacture, use, and sell any products generated from the research in Europe, the Middle East, Africa and the countries of the former Soviet Union. One of the programs, which involves antisense, is being jointly reviewed and may result in a redirection of the research into another area

     During 1995, the Company and Synthelabo mutually agreed to exchange certain clinical data. In January 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies. Synthelabo paid TBC $500,000 upon execution of the agreement. In addition, over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC additional payments that total $2,400,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. Synthelabo is the licensee for NOVASTAN(R) in certain territories other than those which were sublicensed to TBC.

(8)  LICENSE AGREEMENT

     In May 1993, TBC entered into an agreement with Genentech to sublicense Genentech's rights and technology relating to NOVASTAN(R) (argatroban) originally licensed to Genentech by Mitsubishi Chemical Corporation ("Mitsubishi"), and to license Genentech's own proprietary technology developed with respect to NOVASTAN(R) (the "Genentech Agreement"). Under the license and sublicense, the Company has an exclusive license to use and sell NOVASTAN(R) in the United States and Canada for specified human cardiovascular indications, not including cerebral thromboembolism (stroke). The Company is required to pay Genentech and Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the United States and Canada. Genentech has the right to terminate the agreement or to cause the license to become non-exclusive if the Company fails to exercise due diligence in performing its obligations under the agreement for a period of 60 days after receiving written notice from Genentech or fails to maintain a minimum consolidated tangible net worth of $5.0 million. The Genentech Agreement, as amended, provides that Mitsubishi may terminate Genentech's license with Mitsubishi (which results in the termination of the Genentech Agreement as well) if TBC does not file an NDA for Novastan with the FDA no later than June 30, 1997, subject to certain additional goals being met by TBC. As of December 31, 1995, TBC had not met certain of those goals. However, Mitsubishi has agreed to withhold its rights to terminate the license with Genentech if the NDA is filed by June 30, 1997, and if TBC accomplishes the following milestones: (i) on or before December 31, 1996, TBC shall have met certain enrollment guidelines for certain Novastan clinical trials; (ii) on or before March 31, 1997, TBC shall complete, report and analyze certain other Novastan clinical trials; (iii) on or before September 30, 1997, TBC shall have agreed to proceed with the Phase III trial in AMI, and (iv) TBC shall comply with certain reporting and information meeting requirements. If these milestones are not met, Mitsubishi will retain the rights to terminate the Genentech license; provided, that if such termination results from TBC's violation of the milestone described in (iii) above, TBC will receive a license from Mitsubishi in the field of HIT/HITTS on the same terms, as presently included in the Genentech Agreement. Either party may terminate the Genentech Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. The Genentech Agreement is also subject to the continuation of Genentech's license agreement with Mitsubishi, which is only terminable if Genentech defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. Unless terminated sooner pursuant to the above described termination provisions, the Genentech Agreement is expected to expire in June 2007. Under the Genentech Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009.

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

 (9) CONSOLIDATION OF IMMUNOPHARMACEUTICS, INC.

     The Company decided to consolidate the IPI operation into TBC's in the first half of 1996. The overall financial impact on the Company's performance will be positive in 1996 due to expected reduction in general and administrative expenses and the elimination of some research and development positions associated with IPI. The Company believes the goodwill associated with IPI, $643,750, is impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has charged it to expense in the year ended December 31, 1995. The restructuring costs associated with the consolidation of the IPI operation were approximately $421,000 and have been expensed in the three months ended March 31, 1996. This cost included waste disposal, future lease commitments, severance pay and related taxes.

(10) COMMITMENTS AND CONTINGENCIES

   a)  Employment Agreements

       Since inception, the Company has entered into employment agreements with certain officers and key employees. One of the officers, Dr. Maggio, resigned his position as CEO of IPI effective March 31, 1996. As of June 30, 1996, remaining commitments total approximately $276,000 in 1996 and $232,000 in 1997. These amounts include payments due to one former employee pursuant to his severance agreement. The employment agreements of various officers and key employees provide for salary continuation for up to twelve months from date of termination upon dismissal by the Company, which would approximate $465,000 currently. In addition to salary, the Company has agreed to reimburse certain officers and other employees for costs of relocation and temporary travel and living expenses.

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

   b)  Legal Proceedings


       On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering. In their complaint, plaintiffs have sued the Company, and certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Act"). Plaintiffs have also named David Blech, D. Blech & Co., Incorporated and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

       On March 28, 1995, a second class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. In their complaint, the plaintiffs have sued the Company alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as Amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission (the "Commission"). Plaintiffs have named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker.

       On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company and its officers and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. Given the early stage of that case, which is the only remaining litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.

   ITEM 2.
   -------

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                                    OVERVIEW
                                    --------

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under "Risk Factors" and elsewhere in the Prospectus.

   Since its formation in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $54.2 million from inception to June 30, 1996. The Company has primarily financed its operations to date through private placements of Common Stock and debt, which have raised an aggregate of $34.3 million in net proceeds and an initial public offering ("IPO") in December 1993, which raised an aggregate of $24.2 million in net proceeds including the over-allotment.

   On July 25, 1994, the Company acquired all of the outstanding stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for Common Stock of the Company. IPI's results of operations have been included in the consolidated results of operations beginning August 1, 1994. During September 1993, IPI entered into an agreement to provide research and development services, over a period of 30 months, to EISAI Co., LTD ("EISAI"). The agreement, which expired in March 1996, guaranteed contract research funding and allowed for additional amounts to be received upon the attainment of certain milestones. On August 10, 1995, IPI received a $2.0 million milestone payment from EISAI. The Company decided to consolidate the IPI operation into TBC's in the first half of 1996. The overall financial impact on the Company's performance will be positive in 1996 due to expected reduction in general and administrative expenses and the elimination of some research and development positions associated with IPI. The Company believes the goodwill associated with IPI, $643,750, was impaired due to the decision to cease operations at IPI and the sale of IPI's QED business unit and charged it to expense in the year ended December 1995. Restructuring costs, $421,165, associated with the consolidation of the IPI operation were recorded in the quarter ended March 31, 1996.

   The Company signed a collaborative agreement with Synthelabo, the pharmaceutical division of L'Oreal on October 11, 1994 (the "Synthelabo Agreement"). Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5 million and paid the Company a nonrefundable licensing fee of $3 million. In addition, Synthelabo has committed to pay $3 million annually in research payments (payable in quarterly installments) through July 31, 1997. In 1996, TBC has signed two agreements with Synthelabo to provide to them copies of certain clinical data for Novastan. TBC received $500,000 at the execution of one of these agreements. Over the life of the agreements TBC may receive as much as $2.9 million, including the $500,000 received, from Synthelabo.

   The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                             RESULTS OF OPERATIONS
                             ---------------------

                THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

   Revenues decreased from $1,315,262 in the three month period ended June 30, 1995 to $1,283,474 in the same period of 1996, a decrease of 2%. Revenues were composed of earned revenues under research agreements, sales of products and services, and grant income. Revenue decreased due to the elimination of the QED operation on October 1995 and the expiration of several grants.

   Total operating expenses decreased 5% from $7,420,242 in the three month period ended June 30, 1995 to $7,066,074 in the same period of 1996. Excluding a one time charge for purchase of in-process research and development in the second quarter of 1995, total operating expenses would have increased 30% from $5,446,359 in the three month period ended June 30, 1995 to $7,066,074 in the same period of 1996. Research and development expenses increased 52% from $3,965,457 in the three month period ended June 30, 1995 to $6,023,929 in the same period of 1996. This increase was primarily attributable to continued increases in research and development activity related to the clinical trials on the compound NOVASTAN/R/ (argatroban). General and administrative expenses decreased 30% from $1,480,902 in the three month period ended June 30, 1995 to $1,042,145 in the same period of 1996. The decrease was primarily attributable to the elimination of the QED operation in October 1995. The Company had 101 employees at June 30, 1995, including 34 employees at IPI, and 80 employees at June 30, 1996, including 2 employees at IPI.

   Other income and expenses was composed entirely of investment income on invested funds and interest expense. Investment income decreased from $322,343 in the three month period ended June 30, 1995 to $251,390 in the same period of 1996, a decrease of 22%. The decrease is due to lower interest rates from 1995 to 1996 and a lower investment balance throughout 1996.

   The Company incurred a net loss of $5,782,637 for the three month period ended June 30, 1995, compared with a net loss of $5,531,210 for the same period of 1996.

                 SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

   Revenues increased from $2,648,969 in the six month period ended June 30, 1995 to $3,200,776 in the same period of 1996, an increase of 21%. Revenues were composed of earned revenues under research agreements, sales of products and services, and grant income. Revenue from research agreements increased due to a payment from Synthelabo of $500,000 which was related to the signing of an agreement to supply them with certain clinical data.

   Total operating expenses increased 23% from $11,468,481 in the six month period ended June 30, 1995 to $14,080,347 in the same period of 1996. Research and development expenses increased 69% from $6,807,852 in the six month period ended June 30, 1995 to $11,504,545 in the same period of 1996. General and administrative expenses decreased 20% from $2,704,746 in the six month period ended June 30, 1995 to $2,154,637 in the same period of 1996. See comments under the preceding three month period comparison for explanation of the changes.

   Other income and expenses was composed entirely of investment income on invested funds and interest expense. Investment income decreased from $674,238 in the six month period ended June 30, 1995 to $497,278 in the same period of 1996, a decrease of 26%. See comments under the preceding three month period comparison for explanation of the decrease.

   The Company incurred a net loss of $8,163,274 for the six month period ended June 30, 1995, compared with a net loss of $10,382,293 for the same period of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

   The Company has financed its research and development activities to date principally through (i) private sales of Common Stock and an initial public offering of a unit security, (ii) issuance of Common Stock in conjunction with assumption of liabilities and assets to acquire IPI and the Novastan(R) license, (iii) revenues from research agreements and sales of products and services and (iv) investment income, net of interest expense. During the first six months of 1996, the Company utilized $10,336,805 net cash in operating activities and $13,548,074 was provided by financing activities. The use of cash in operations was caused by the Company's net loss of $10,352,293. Financing activities produced approximately $13,000,000 in net proceeds for the Company resulting from the 1996 private placement and the remaining was from exercise of stock options and warrants.

   The Company expects to incur substantial research and development expenditures as it designs and develops biopharmaceutical products for the prevention and treatment of cardiovascular diseases. The Company anticipates that operating expenses will continue to increase during 1996 and subsequent years. These costs to develop Novastan(R) have increased and will continue to increase during 1996 due to the continuation of clinical trials and will continue to be significant through the FDA approval process. These costs will include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, paying for hospital and procedural costs, services of a contract research organization, and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of ongoing research and clinical development and product launch costs.

   At June 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $17.0 million. The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements into the second quarter of 1997. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product. Moreover, the Genentech Agreement and Synthelabo Agreement require the Company to maintain a tangible net worth of at least $5.0 million during the term of these agreements. For failure to maintain at least $5.0 million of net worth, Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. As of June 30, 1996, the Company's tangible net worth significantly exceeded $5.0 million. The Genentech Agreement and Synthelabo Agreement are also terminable for other reasons. Termination of either of these agreements will have a material adverse effect on the Company.

   The Company will need to raise substantial funds for future operations and is actively seeking such funding through collaborative arrangements, public or private financing, including equity financing, and other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financing are not obtained, the Company's drug discovery or development and programs may be delayed, scaled back or eliminated; or it may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish. TBC's ability to raise additional funding is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) obtaining and timing of sufficient financing through capital raising or collaborative agreements to fund operations.

                               PENDING LITIGATION

   As of July 31, 1996, one class action shareholder lawsuit remains pending against the Company, and includes certain directors and officers as defendants. The Company disputes all claims set forth in this lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

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

                           ACCOUNTING PRONOUNCEMENTS

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). The Company has adopted the statement effective December 31, 1995. Statement 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement 121 requires that certain long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company believes the goodwill associated with IPI, $643,750, was impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has recorded a charge to expense.

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123).
   Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans using a fair value based methodology as an alternative to intrinsic value based methodology. In addition, Statement 123 established the fair value as the measurement basis for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The accounting and reporting requirements of Statement 123 were effective beginning January 1, 1996. The adaptation of Statement 123 is not expected to have a material impact on TBC's 1996 financial position or results of operations as the Company intends to continue using the intrinsic value method.

PART II OTHER INFORMATION
- -------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

   On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering. In their complaint, plaintiffs have sued the Company, and certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Act"). Plaintiffs have also named David Blech, D. Blech & Co., Incorporated and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

   On March 28, 1995, a second class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. In their complaint, the plaintiffs have sued the Company alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as Amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission (the "Commission"). Plaintiffs have named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker.

   On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated
   or consolidated pretrial proceedings with the action pending there.   In
   light of the transfer and consolidation of the Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company and its officers and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. Given the early stage of that case, which is the only remaining litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------
   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------
   None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------
   On May 3, 1996, an annual meeting of the stockholders of the Company was held. The holders of 16,447,395 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

    (a)  Election of Directors

         The stockholders elected the following persons to serve as directors of the company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                 NUMBER OF          NUMBER OF
            NAME                 VOTES FOR       VOTES ABSTAINING
    --------------------      ----------------   ----------------

    PATRICK OWEN BURNS             16,381,565            65,830
                                   ----------            ------
    FRANK CARLUCCI                 16,362,552            84,843
                                   ----------            ------

    ROBERT J. CRUIKSHANK           16,366,980            80,415
                                   ----------            ------
    RICHARD A.F. DIXON             16,395,850            51,545
                                   ----------            ------

    DAVID B. MCWILLIAMS            16,395,850            51,545
                                   ----------            ------
    JOHN M. PIETRUSKI              16,366,980            80,415
                                   ----------            ------

    JAMES A. THOMSON               16,381,565            65,830
                                   ----------            ------
    JAMES T. WILLERSON             16,395,850            51,545
                                   ----------            ------

    (b) Approval of the Amendment to the Certificate of Incorporation

        The stockholders approved the proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 40 million shares to 75 million shares. Votes were cast as follows:

    NUMBER OF     NUMBER OF       NUMBER OF         NUMBER OF
    VOTES FOR   VOTES AGAINST  VOTES ABSTAINING  BROKER NON-VOTES
    ----------  -------------  ----------------  ----------------

    15,863,798     245,522           66,591           271,484
    ----------  -------------  ----------------  ----------------

ITEM 5.  OTHER INFORMATION
- --------------------------
   The lead compound in the Company's vascular inflammation program, TBC 1269, an antagonist of selectin, is currently in preclinical studies and is expected to enter Phase I clinical trials in Europe in 1996 followed by the filing of a U.S. investigational new drug application ("IND") in early 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  EXHIBIT NO.  DESCRIPTION
  -----------  -----------

     3.6        Certificate of Amendment of Certificate of Incorporation

     10.51 (1)* Letter Agreement regarding Argatroban Studies Information dated December 14, 1995, between the Company and Synthelabo Recherche

     10.52 (1)  Amendment B to Clinical Trial Research Agreement dated
                February 10, 1995 between Texas Biotechnology Corporation and Coromed Inc.

     10.53 Letter of Understanding between Texas Biotechnology Corporation and Mitsubishi Chemical Corporation dated July 10, 1996

     10.54 Form of Indemnification Agreement between Texas Biotechnology Corporation and its officers and directors dated May 3, 1996

     10.55 Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996)

     27.1       Financial Data Schedule

- -----------
* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended March 31, 1996 and incorporated herein by reference.

  REPORTS ON FORM 8-K
  --------------------
   None

                        TEXAS BIOTECHNOLOGY CORPORATION

                                 JUNE 30, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 1996.



                                     TEXAS BIOTECHNOLOGY CORPORATION


                                     BY: /s/ David B. McWilliams
                                         ---------------------------------
                                      DAVID B. MCWILLIAMS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                     BY: /s/ Stephen L. Mueller
                                         ---------------------------------
                                      STEPHEN L. MUELLER
                                      VICE PRESIDENT OF ADMINISTRATION
                                      SECRETARY AND TREASURER
                                      (PRINCIPAL FINANCIAL AND ACCOUNTING
                                      OFFICER)

                               INDEX TO EXHIBITS

    EXHIBIT NO.         DESCRIPTION OF EXHIBIT
    -----------         ----------------------
      3.6        Certificate of Amendment of Certificate of Incorporation

     10.51 (1)*  Letter Agreement regarding Argatroban Studies Information dated December 14, 1995, between the Company and Synthelabo
                 Recherche

     10.52 (1)   Amendment B to Clinical Trial Research Agreement dated
                 February 10, 1995 between Texas Biotechnology Corporation
                 and Coromed Inc.

     10.53 Letter of Understanding between Texas Biotechnology Corporation and Mitsubishi Chemical Corporation dated July 10, 1996

     10.54       Form of Indemnification Agreement between Texas Biotechnology
                 Corporation and its officers and directors dated May 3, 1996

     10.55       Amended and Restated 1995 Non-Employee Director Stock Option
                 Plan (as amended by the Board of Directors on June 30, 1996)

     27.1        Financial Data Schedule

- -----------

* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended March 31, 1996 and incorporated herein by reference.