Form 10-Q
period 1996-09-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1996-11-13
CIK 887023

                                                                  CONFORMED COPY
                                                                  --------------



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1996

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-12574

                        TEXAS BIOTECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                          13-3532643
---------------------------------           ---------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

        7000 Fannin, Suite 1920, Houston, Texas               77030
-------------------------------------------------------------------------------
        (Address of principal executive office)            (Zip code)

                                (713) 796-8822
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                Outstanding at October 15, 1996
               -----                -------------------------------

 Common Stock, $0.005 par value                25,454,434

                        TEXAS BIOTECHNOLOGY CORPORATION

                               TABLE OF CONTENTS
                               -----------------




                                                                                                                       PAGE NO.
                                                                                                                       --------
PART I.      FINANCIAL INFORMATION
             ITEM 1:  FINANCIAL STATEMENTS


             Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995                                    1

             Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995, the nine months ended September 30, 1996 and 1995, and the period from
             August 2, 1989 (date of incorporation) through September 30, 1996                                             2

             Consolidated Statements of Cash Flows the nine months ended
             September 30, 1996 and 1995, and the period from August 2, 1989
             (date of incorporation) through September 30, 1996                                                            3

             Notes to Consolidated Financial Statements                                                                    4

             ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                   14

PART II.     OTHER INFORMATION

             ITEM 1:  Legal Proceedings                                                                                   19

             ITEM 2:  Changes in Securities                                                                               19

             ITEM 3:  Defaults Upon Senior Securities                                                                     19

             ITEM 4:  Submission of Matters to a Vote of Security Holders                                                 20

             ITEM 5:  Other Information                                                                                   20

             ITEM 6:  Exhibits and Reports on Form 8-K                                                                    20



SIGNATURES                                                                                                                21

INDEX TO EXHIBITS                                                                                                         22


PART I    FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS


                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 1996             1995
                                          ASSETS                                             -------------     ------------
                                          ------                                              (UNAUDITED)


Current assets:
        Cash and cash equivalents                                                            $     808,126     $   5,724,264
        Short term investments                                                                  11,738,650         8,195,307
        Short term note receivable                                                                 122,500           122,500
        Prepaids                                                                                   278,072           554,208
        Other current assets                                                                       385,267           547,391
                                                                                             -------------     -------------
                Total current assets                                                            13,332,615        15,143,670

Equipment, furniture and fixtures, and leasehold improvements                                    7,611,538         7,529,415
        Less: Accumulated depreciation and amortization                                         (4,294,237)       (3,746,586)
                                                                                             -------------     -------------
                Net property                                                                     3,317,301         3,782,829
                                                                                             -------------     -------------
                Total assets                                                                 $  16,649,916        18,926,499
                                                                                             =============     =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
        Accounts payable and accrued expenses                                                $   2,983,544         2,566,264
        Deferred revenue                                                                           250,000           650,110
                                                                                             -------------     -------------
                Total current liabilities                                                        3,233,544         3,216,374

Commitments and contingencies                                                                          ---               ---

Stockholders' equity:
        Preferred stock, par value $.005 per share. At September 30, 1996 and
                December 31, 1995, 5,000,000 shares authorized; none outstanding.                       ---               ---
        Common stock, par value $.005 per share. At September 30, 1996,
                75,000,000 shares authorized; 24,203,600 shares issued and outstanding. At December 31, 1995, 40,000,000 shares authorized;
                17,439,365 shares issued and outstanding (notes 2, 3 and 5)                        121,017            87,198
        Additional paid-in capital                                                              73,149,358        59,540,730
        Deferred compensation expense (note 3)                                                         ---           (46,177)
        Deficit accumulated during the development stage                                       (59,854,003)      (43,871,626)
                                                                                             -------------     -------------
                Total stockholders' equity                                                      13,416,372        15,710,125
                                                                                             -------------     -------------
                Total liabilities and stockholders' equity                                   $  16,649,916     $  18,926,499
                                                                                             =============     =============



FORM 10-Q                        See accompanying notes to consolidated financial statements                          Page 1

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                                                                 AUGUST 2, 1989
                                                                                                                   (DATE OF
                                                                                                                 INCORPORATION)
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED             THROUGH
                                                          SEPTEMBER 30,                 SEPTEMBER 30,            SEPTEMBER 30,
                                                       1996           1995           1996           1995             1996
                                                    ----------     ----------     ----------     ----------      --------------
Revenues:
        Research agreements                         $ 1,100,000      3,338,027      4,295,110      5,638,247        15,333,796
        Products and services                             2,500         35,600          6,439        207,801           403,080
        Grant revenue                                       ---         30,391          1,727        206,939           668,951
                                                    -----------     ----------     ----------     ----------       -----------
                Total revenues                        1,102,500      3,404,018      4,303,276      6,052,987        16,405,827
                                                    -----------     ----------     ----------     ----------       -----------

Expenses:
        Research and development                      5,980,096      3,753,107     17,484,641     10,560,959        51,072,296
        Charge for purchase of in-process
          research and development                          ---            ---            ---      1,973,883         9,465,610
        General and administrative                      952,299      1,223,671      3,076,936      3,928,417        18,481,570
        Restructuring and impairment of
          intangible assets (note 9)                        ---            ---        421,165            ---         1,064,915
                                                    -----------     ----------     ----------     ----------       -----------
                Total expenses                        6,932,395      4,976,778     20,982,742     16,463,259        80,084,391
                                                    -----------     ----------     ----------     ----------       -----------

                Operating loss                        5,829,895      1,572,760     16,679,466     10,410,272        63,678,564
                                                    -----------     ----------     ----------     ----------       -----------

Other income (expense):
        Interest income                                 199,811        285,333        697,089        960,540         3,916,208
        Interest expense                                    ---            ---            ---           (969)          (91,647)
                                                    -----------     ----------     ----------     ----------       -----------

                Net loss                            $ 5,630,084      1,287,427     15,982,377      9,450,701        59,854,003
                                                    ===========     ==========     ==========     ==========       ===========

Net loss per share                                  $      0.23           0.07           0.69           0.57              5.96
                                                    ===========     ==========     ==========     ==========       ===========

Weighted average common shares used to
        compute net loss per share                   24,188,708     17,439,365     23,053,607     16,516,343        10,045,776
                                                    ===========     ==========     ==========     ==========       ===========




FORM 10-Q                          See accompanying notes to consolidated financial statements                       Page 2

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                       AUGUST 2, 1989
                                                                                                         (DATE OF
                                                                        NINE MONTHS ENDED              INCORPORATION)
                                                                          SEPTEMBER 30,                   THROUGH
                                                                                                       SEPTEMBER 30,
                                                                     1996               1995               1996
                                                                 ------------       ------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (15,982,377)      (9,450,701)        (59,854,003)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
        Write-off of deferred offering costs related
            to delayed offering                                             ---              ---             324,938
        Depreciation and amortization                                   547,651          607,097           4,400,490
        Interest expense converted on notes payable
            to stockholders                                                 ---              ---              87,755
        Expenses paid with stock                                            ---              ---              24,500
        Non cash acquisition costs expensed                                 ---        1,973,883           9,465,610
        Deferred compensation expense                                    46,177           70,505             287,158
        Impairment of intangible assets                                     ---              ---             643,750
  Change in operating assets and liabilities, net of
    effect of acquisition:
    (Increase) decrease in prepaids                                     276,136              ---            (100,412)
    (Increase) decrease in receivables                                    7,291           87,500             (82,995)
    (Increase) decrease in other current assets                         154,833          (75,833)           (500,450)
    Decrease in inventories                                                 ---              ---              61,245
    Increase in current liabilities                                     417,280          333,295           2,917,426
    (Decrease) in deferred revenue                                     (400,110)      (1,378,620)         (1,422,122)
                                                                 --------------     ------------        ------------
        Net cash used in operating activities                       (14,933,119)      (7,832,874)        (43,747,110)
                                                                 --------------     ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements                     (82,123)        (184,257)         (7,303,078)
  Purchase of short term investments                                (24,007,757)     (20,949,220)        (75,928,978)
  Redemption of short term investments                               20,464,414       25,049,002          64,190,328
  Acquisition of subsidiary, net of cash acquired                           ---              ---            (167,331)
                                                                 --------------     ------------        ------------
        Net cash (used in) provided by investing activities          (3,625,466)       3,915,525         (19,209,059)
                                                                 --------------     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to stockholders and
    related trusts                                                          ---              ---           1,852,500
  Proceeds from sale of common stock and option and
    warrant exercises, net                                           13,642,447              ---          62,240,483
  Repurchase of common stock                                                ---              ---              (3,750)
  Cost of delayed offering                                                  ---              ---            (324,938)
                                                                 --------------     ------------        ------------
        Net cash provided by financing activities                    13,642,447              ---          63,764,295
                                                                 --------------     ------------        ------------

    Net increase (decrease) in cash and cash equivalents             (4,916,138)      (3,917,349)            808,126

Cash and cash equivalents at beginning of period                      5,724,264        7,199,942                 ---
                                                                 --------------     ------------        ------------

Cash and cash equivalents at end of period                       $      808,126        3,282,593             808,126
                                                                 ==============     ============        ============
Supplemental schedule of noncash financing activities
                                                                 $          ---        2,061,383          11,405,865
                                                                 ==============     ============        ============



FORM 10-Q                    See accompanying notes to consolidated financial statements                           Page 3


                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


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

           During the period from August 2, 1989, (date of incorporation) through March 1990, the Company was largely inactive. Since that time, the Company has been engaged principally in research and drug discovery programs and clinical development of a drug compound. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI"), a San Diego, California based company, in exchange for common stock of the Company. TBC decided to consolidate the IPI operation into TBC in the first half of 1996. (See note 9)

           The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than small amounts of monoclonal antibody compounds and services produced and sold by IPI (now discontinued), the Company has not developed or sold any products, and no assurance can be given that the Company will be able to develop, manufacture or market any products in the future. In addition, no assurance exists that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products which it may develop. Accordingly, the Company is considered to be in the development stage as it has not to date derived significant revenues from its planned principal operations.

      (b)  Basis of Consolidation

           The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPI. All material intercompany transactions have been eliminated. The Company's consolidated financial statements include the activity related to IPI since August 1, 1994.

      (c)  Cash, Cash Equivalents and Short Term Investments

           Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At September 30, 1996, approximately $808,000 was invested in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At September 30, 1996, the Company's short term investments consisted of approximately $998,000 in U.S. Treasury Bills and $10,741,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost, which approximates market value. Interest income is accrued as earned.

           On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (Statement 115), Accounting for Certain Investments in Debt and Equity Securities. Statement 115 provides for the use of the amortized cost method for investments in debt securities when


FORM 10-Q                                                               Page 4
           management has the positive intent and ability to hold such securities to maturity. In connection with the adoption of Statement 115, the Company classified all short term investments as held to maturity.

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

       (f) Research and Development Costs

           All research and development costs are expensed as incurred and include salaries of research and development employees. For the three months ended September 30, 1996 and 1995, salaries and benefits totaled approximately $1,469,000 and $1,797,000, respectively, of which approximately $1,179,000 and $1,396,000, respectively, was charged to research and development. For the nine months ended September 30, 1996 and 1995, salaries and benefits totaled approximately $4,936,000 and $5,223,000, respectively, of which approximately $3,872,000 and $4,005,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (g) Net Loss Per Share

           Net loss per share is calculated using the weighted average shares of common stock outstanding during the period. For the three months ended September 30, 1996 and 1995, the weighted average common shares used to compute net loss per share totaled 24,188,708 and 17,439,365 respectively. For the nine months ended September 30, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through September 30, 1996, the weighted average common shares used to compute net loss per share totaled 23,053,607, 16,516,343 and 10,045,776 respectively. Stock options and stock warrants are considered common stock equivalents, however are not included in the loss per share computations as their effect is anti-dilutive. Shares held in escrow through June 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the net loss per share calculation until such shares were released or issued.

       (h) Reclassifications

           Certain reclassifications have been made to prior period financial statements to conform with the September 30, 1996 presentation with no effect on net loss reported.

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



FORM 10-Q                                                               Page 5

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

       (l) Interim Financial Information

           The Consolidated Balance Sheet as of September 30, 1996, and the related Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through September 30, 1996, and Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995, and the period from August 2, 1989 (date of incorporation) through September 30, 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

       (m) Accounting Pronouncements

           In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). The Company has adopted the statement effective December 31, 1995. Statement 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement 121 requires that certain long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company believes the goodwill associated with IPI, $643,750, is impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has recorded a charge to expense during 1995. (See note 9)

           In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans using a fair value based methodology as an alternative to intrinsic value based methodology. In addition, Statement 123 establishes the fair value as the measurement basis for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The accounting and reporting requirements of Statement 123 are effective beginning January 1, 1996. The Company intends to continue using the intrinsic value method.

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



FORM 10-Q                                                               Page 6

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

       On October 10, 1996 the Company signed a strategic alliance agreement with LG Chemical, Ltd. ("LG Chem"), a Korean corporation. In conjunction with the agreement, LG Chem purchased 1,250,000 shares of common stock for $4.00 per share for a total of $5 million. In addition, LG Chem has the option to purchase up to $5 million of common stock on one of four exercise dates ending at December 31, 1997. The minimum purchase amount is $1,000,000 and LG Chem and TBC must agree on the purchase price or the option cannot be exercised on the given exercise date. These shares were issued pursuant to "Regulation S" and may not be sold by LG Chem for a period of one year per the agreement. The Company's agents in the contract negotiations, Raymond James & Associates, Inc. and Mitani & Co., Inc. received $420,000 in commissions and 113,636 warrants exercisable at $4.40 per share with the underlying common stock being subject to certain piggyback registration rights.

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

       The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,597,843 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

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

       The 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 200,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. In June 1996,



FORM 10-Q                                                               Page 7
       the 1995 Director Plan was amended with respect to the election date requirement for a director to request stock in lieu of cash payment of director fees.

       A summary of stock options as of September 30, 1996, follows:





                      Exercise Price                                       Available
 Stock Option Plans     Per Share     Outstanding  Exercised  Exercisable  for Grant
-------------------   --------------  -----------  ---------  -----------  ---------


1990 Plan              $3.50 - $3.56      173,369     55,125      165,369     57,221
1992 Plan              $1.41 - $5.36    1,422,977    102,157      710,391    174,866
Director Plan          $2.40 - $4.54       42,576        ---       33,148     28,853
1995 Plan              $1.31 - $4.53      564,500        ---       37,500    435,500
1995 Director Plan     $1.38 - $5.19       82,806        ---       27,606    117,194
                                      -----------   --------   ----------   --------
            TOTAL                       2,286,228    157,282      974,014    813,634
                                      ===========   ========   ==========   ========


       The Company has recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to certain options granted in the period subsequent to May 27, 1993 and prior to the initial public offering. Such amount totaled $287,158, of which $46,177 has been charged to expense in 1996.

(4)    INCOME TAXES

       The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993. As of September 30, 1996, the Company had a net deferred tax asset of approximately $20,934,000, primarily composed of the tax benefit associated with net operating loss carry forwards, start-up and other capitalized costs. A valuation allowance for the full amount of the deferred tax asset has been established as realization of the benefit is uncertain.


(5)    COMMON STOCK RESERVED

       The Company has reserved common stock for issuance as of September 30, 1996 as follows:


      Stock option plans                                     3,099,862
      Agreement with Genentech, Inc.                           285,715
      Warrants issuable under the Genentech Agreement          142,858
      Warrants outstanding                                   5,376,905
      Underwriters purchase options and related warrants       710,000
      IPI acquisition (contingent shares)                    1,000,000
                                                            ----------
          Total shares reserved                             10,615,340
                                                            ==========

       LG Chem has the option to purchase up to $5 million of common stock on one of four exercise dates ending at December 31, 1997. The minimum purchase amount is $1,000,000 and LG Chem and TBC must agree on the purchase price or the option cannot be exercised on the given exercise date.



FORM 10-Q                                                               Page 8

(6)  CLINICAL RESEARCH AGREEMENTS

     On February 10, 1995, the Company entered into an agreement with Coromed, Inc., a contract research organization, to coordinate the clinical evaluation of Novastan/R/ as an adjunct to Streptokinase in acute myocardial infarction. Coromed is responsible for managing all aspects of the clinical trial and making all financial remuneration to testing sites. The term of the agreement is 19 months, subject to extension upon the mutual written agreement of both parties. The parties have agreed to a total budget of approximately $3,196,000. Of this amount, $106,000 was paid upon execution of a letter of intent and approximately $450,000 was paid upon execution of the agreement. Subsequent payments will be made monthly on a per patient basis, to a maximum total of approximately $2,490,000. Three additional payments of $50,000 each will be made upon completion of specified tasks by Coromed. If the clinical trial is completed in less than 19 months, the Company will pay Coromed a bonus calculated as a percentage of personnel costs as set forth in the budget, to a maximum bonus amount of approximately $327,000. In addition, the Company has engaged Coromed to provide various services related to other ongoing Novastan/R/ trials being conducted by the Company.

     On May 1, 1996, the Company amended the above agreement with Coromed, Inc. The term of the contract was extended to 24 months with an additional cost of $1,200,000. The bonus payment, if any, is now based on the completion in less than 24 months.

(7)  RESEARCH AGREEMENTS

     On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group, to develop and market compounds for vascular proliferation disease derived from the Company's FGF and antisense programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of common stock for $3.50 per share for a total of $5 million and paid a non-refundable licensing fee of $3 million. In addition, Synthelabo has committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000) for three years. Synthelabo has agreed, upon the achievement of certain milestones, to further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1996, for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo shall terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth" as defined in the agreement be less than $5 million as of the end of any calendar quarter during the term of the agreement. The first quarterly research payment of $750,000 was received on October 31, 1994, of which $500,000 was recognized in 1994. As of September 30, 1996, $250,000 is included in current deferred revenue. Synthelabo will pay royalties to TBC, based on the net sales, in those geographic areas covered in the agreement. In exchange for the above consideration, Synthelabo will receive an exclusive license to manufacture, use, and sell any products generated from the research in Europe, the Middle East, Africa and the countries of the former Soviet Union. One of the programs, which involves antisense, has been abandoned and may result in a redirection of the research into another area.

     During 1995, the Company and Synthelabo mutually agreed to exchange certain clinical data. In January 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies. Synthelabo paid TBC $500,000 upon execution of the agreement. In addition, over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC additional payments that total $2,400,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. As of September 30, 1996, TBC has received approximately $1.5 million related to these agreements. Synthelabo is the licensee for Novastan/R/ in certain territories other than those which were sublicensed to TBC.



FORM 10-Q                                                               Page 9

     On October 10, 1996, the Company signed a strategic alliance agreement with LG Chem, a Korean corporation, to develop and market compounds derived from the Company's Endothelin Receptor and Selectin Antagonist for certain disease indications. Upon consummation of the transaction, LG Chem purchased 1,250,000 shares of common stock for $4.00 per share for a total of $5 million. In addition, LG Chem has committed to pay $10.7 million in research payments. Of this amount, $100,000 will be paid on or before December 31, 1996, $1.0 million on each of June 30 and December 31 of 1997, 1998, 1999 and 2000, and $1.3 million on June 30 and December 31, 2001. LG Chem has the right to terminate future research payments if TBC fails to meet certain Agreement milestones, which milestones will be established by the parties in accordance with the agreement. LG Chem will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, Raymond James & Associates, Inc. and Mitani & Co., Inc., a commission on all future research payments as well as a royalty on net sales.

(8)  LICENSE AGREEMENT

     In May 1993, TBC entered into an agreement with Genentech to sublicense Genentech's rights and technology relating to Novastan/R/ (argatroban) originally licensed to Genentech by Mitsubishi Chemical Corporation ("Mitsubishi"), and to license Genentech's own proprietary technology developed with respect to Novastan/R/ (the "Genentech Agreement"). Under the license and sublicense, the Company has an exclusive license to use and sell Novastan/R/ in the United States and Canada for specified human cardiovascular indications, not including cerebral thromboembolism (stroke). The Company is required to pay Genentech and Mitsubishi specified royalties on net sales of Novastan/R/ by the Company and its sublicensees after its commercial introduction in the United States and Canada. Genentech has the right to terminate the agreement or to cause the license to become non-exclusive if the Company fails to exercise due diligence in performing its obligations under the agreement for a period of 60 days after receiving written notice from Genentech or fails to maintain a minimum consolidated tangible net worth of $5.0 million. The Genentech Agreement, as amended, provides that Mitsubishi may terminate Genentech's license with Mitsubishi (which results in the termination of the Genentech Agreement as well) if TBC does not file an NDA for Novastan/R/ with the FDA no later than June 30, 1997, subject to certain additional goals being met by TBC. As of December 31, 1995, TBC had not met certain of those goals. However, Mitsubishi has agreed to withhold its rights to terminate the license with Genentech if the NDA is filed by June 30, 1997, and if TBC accomplishes the following milestones: (i) on or before December 31, 1996, TBC shall have met certain enrollment guidelines for certain Novastan/R/ clinical trials; (ii) on or before March 31, 1997, TBC shall complete, report and analyze certain other Novastan/R/ clinical trials; (iii) on or before September 30, 1997, TBC shall have agreed to proceed with the Phase III trial in AMI, and (iv) TBC shall comply with certain reporting and information meeting requirements. If these milestones are not met, Mitsubishi will retain the rights to terminate the Genentech license; provided, that if such termination results from TBC's violation of the milestone described in (iii) above, TBC will receive a license from Mitsubishi in the field of HIT/HITTS on the same terms, as presently included in the Genentech Agreement. Either party may terminate the Genentech Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. The Genentech Agreement is also subject to the continuation of Genentech's license agreement with Mitsubishi, which is only terminable if Genentech defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. Unless terminated sooner pursuant to the above described termination provisions, the Genentech Agreement is expected to expire in June 2007. Under the Genentech Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009.

     Mitsubishi further agreed to supply the Company with its requirements of Novastan/R/ throughout the term of the Genentech Agreement for TBC's clinical testing and commercial sales of Novastan/R/ in the United States and Canada. In the event Mitsubishi should discontinue the manufacture of Novastan/R/, Mitsubishi,



FORM 10-Q                                                               Page 10

     Genentech and TBC have agreed to discuss in good faith the means by which, and the party to whom, Novastan/R/ production technology will be transferred. The transferee may be a person or entity other than Genentech or TBC. At present, Mitsubishi is the only manufacturer of Novastan/R/. Should Mitsubishi terminate or default in its supply commitment, there can be no assurance that alternate sources of bulk Novastan/R/ will be available to the Company at reasonable cost, if at all. If such alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

     In exchange for the license to Genentech's Novastan/R/ technology, TBC issued Genentech 285,714 shares of Common Stock and agreed to issue (i) an additional 214,286 shares of Common Stock to Genentech within 10 days after the filing of the first New Drug Application ("NDA") with the FDA for Novastan/R/, and (ii) an additional 71,429 shares of Common Stock to Genentech within 10 days after the FDA's first approval of an NDA for Novastan/R/. The Company has also agreed to grant Genentech a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, within ten days of the filing of the first NDA for Novastan/R/ with the FDA. If the Company is unable to issue any of the additional shares of Common Stock or the warrant to Genentech due to circumstances beyond the Company's control, the Company has agreed to pay Genentech, in lieu thereof, an amount equal to the value of the securities plus interest from May 27, 1993 at the prime rate plus one percent, compounded annually. The value of the Common Stock is deemed to be $7.00 per share, which represents the cash consideration the Company will be obligated to pay to Genentech as liquidated damages, and the value of the warrants is to be determined by appraisal, based on the warrants' market value. The Company will not be required to make any cash payment if both of the filing and approval of the NDA do not occur. TBC has also granted Genentech demand and piggyback registration rights with regard to shares of Common Stock issued to Genentech.

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

(10) COMMITMENTS AND CONTINGENCIES

     a)  Employment Agreements

         Since inception, the Company has entered into employment agreements with certain officers and key employees. As of September 30, 1996, remaining commitments total approximately $120,000 in 1996 and $232,000 in 1997. These amounts include payments due to one former employee pursuant to his severance agreement. The employment agreements of various officers and key employees provide for salary continuation for up to twelve months from date of termination upon dismissal by the Company, which would approximate $465,000 currently. In addition to salary, the Company has



FORM 10-Q                                                               Page 11
         agreed to reimburse certain officers and other employees for costs of relocation and temporary travel and living expenses.

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

         On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company and its officers and directors' motion for



FORM 10-Q                                                               Page 12
         reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996, and the Company awaits the Court's ruling. Given the early stage of that case, which is the only remaining litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.





FORM 10-Q                                                               Page 13

ITEM 2.
-------

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                       (A DEVELOPMENT STAGE ENTERPRISE)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995



                                   OVERVIEW
                                   --------

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

  Since its formation in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $59.8 million from inception to September 30, 1996. The Company has primarily financed its operations to date through private placements of Common Stock and debt, which have raised an aggregate of $34.3 million in net proceeds, an initial public offering ("IPO") in December 1993, which raised an aggregate of $24.2 million in net proceeds including the over-allotment, and a collaborative agreement with Synthelabo, which has raised an aggregate of approximately $15.5 million from research payments, license fees and sale of stock.

  On July 25, 1994, the Company acquired all of the outstanding stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for Common Stock of the Company. IPI's results of operations have been included in the consolidated results of operations beginning August 1, 1994. During September 1993, IPI entered into an agreement to provide research and development services, over a period of 30 months, to EISAI Co., LTD ("EISAI"). The agreement, which expired in March 1996, guaranteed contract research funding and allowed for additional amounts to be received upon the attainment of certain milestones. On August 10, 1995, IPI received a $2.0 million milestone payment from EISAI. The Company decided to consolidate the IPI operation into TBC's in the first half of 1996. The overall financial impact on the Company's performance will be positive in 1996 due to expected reduction in general and administrative expenses and the elimination of some research and development positions associated with IPI. The Company believes the goodwill associated with IPI of $643,750 was impaired due to the decision to cease operations at IPI and the sale of IPI's QED business unit and charged it to expense in the year ended December 1995. Restructuring costs of $421,165 associated with the consolidation of the IPI operation were recorded in the quarter ended March 31, 1996.

  The Company signed a collaborative agreement with Synthelabo, the pharmaceutical division of L'Oreal, on October 11, 1994 (the "Synthelabo Agreement"). Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5 million and paid the Company a nonrefundable licensing fee of $3 million. In addition, Synthelabo has committed to pay $3 million annually in research payments (payable in quarterly installments) through July 31, 1997. In 1996, TBC has signed two agreements with Synthelabo to provide to them copies of certain clinical data for Novastan/R/. Through September 30, 1996, TBC has received approximately $1.5 million pursuant to these two clinical data agreements. Over the life of the agreements, TBC may receive as much as $2.9 million, including the $1.5 million received, from Synthelabo.



FORM 10-Q                                                               Page 14

  On October 10, 1996 the Company signed a strategic alliance agreement with LG Chemical, LTD. ("LG Chem"), a Korean corporation. In conjunction with the agreement, LG Chem purchased 1,250,000 shares of common stock for $4.00 per share for a total of $5 million. In addition, LG Chem has the option to purchase up to $5 million of common stock on one of four exercise dates ending at December 31, 1997. The minimum purchase amount is $1,000,000 and LG Chem and TBC must agree on the exercise price or the stock option cannot be exercised on the given exercise date.

  The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                             RESULTS OF OPERATIONS
                             ---------------------

             THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

  Revenues decreased from $3,404,018 in the three month period ended September 30, 1995 to $1,102,500 in the same period of 1996, a decrease of 68%.
  Revenues were composed of earned revenues under research agreements, sales of products and services, and grant income. The period ended September 30, 1995, included a $2 million milestone payment from EISAI (which agreement terminated in March 1996).


  Total operating expenses increased 38% from $4,976,778 in the three month period ended September 30, 1995 to $6,932,395 in the same period of 1996. Research and development expenses increased 59% from $3,753,107 in the three month period ended September 30, 1995 to $5,980,096 in the same period of 1996. This increase was primarily attributable to continued increases in research and development activity related to the clinical trials on the compound Novastan/R/ (argatroban) and development work associated with the Selectin and Endothelin programs. General and administrative expenses decreased 26% from $1,223,671 in the three month period ended September 30, 1995 to $952,299 in the same period of 1996. The decrease was primarily attributable to the consolidation of the IPI operation in March 1996. The Company had 99 employees at September 30, 1995, including 25 employees at IPI, and 80 employees at September 30, 1996, including 1 employee at IPI.

  Other income and expenses was composed entirely of investment income on invested funds and interest expense. Investment income decreased from $285,333 in the three month period ended September 30, 1995 to $199,811 in the same period of 1996, a decrease of 30%. The decrease is due to lower interest rates from 1995 to 1996 and a lower investment balance throughout 1996.

  The Company incurred a net loss of $1,287,427 for the three month period ended September 30, 1995, compared with a net loss of $5,587,670 for the same period of 1996. The increase was due to a $2.0 million milestone payment from EISAI received in 1995 and increased research and development expenses related to clinical trials on the compound Novastan/R/ in 1996.

              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

  Revenues decreased from $6,052,987 in the nine month period ended September 30, 1995 to $4,303,276 in the same period of 1996, a decrease of 29%.
  Revenues were composed of earned revenues under research agreements, sales of products and services, and grant income. The period ended September 30, 1995, included a $2 million milestone payment from EISAI (which agreement terminated in March 1996). The period ended September 30, 1996, included $1,645,000 from Synthelabo related to the agreement to supply certain clinical data.

  Total operating expenses increased 27% from $16,463,259 in the nine month period ended September 30, 1995 to $20,982,742 in the same period of 1996. Included in the 1995 operating expenses was a non-cash



FORM 10-Q                                                               Page 15
  charge for in-process research and development for $1,973,883. Exclusive of this charge, operating expenses increased 45% from $14,489,376 in the nine month period ended September 30, 1995, to $20,982,742 in the same period of 1996. Research and development expenses increased 66% from $10,560,959 in the nine month period ended September 30, 1995 to $17,484,641 in the same period of 1996. General and administrative expenses decreased 22% from $3,928,417 in the nine month period ended September 30, 1995 to $3,076,936 in the same period of 1996. See comments under the preceding three month period comparison for explanation of the changes.

  Other income and expenses was composed entirely of investment income on invested funds and interest expense. Investment income decreased from $959,571 in the nine month period ended September 30, 1995 to $697,089 in the same period of 1996, a decrease of 27%. See comments under the preceding three month period comparison for explanation of the decrease.

  The Company incurred a net loss of $9,450,701 for the nine month period ended September 30, 1995, compared with a net loss of $15,982,377 for the same period of 1996. See comments under the preceding three month period comparison for explanation of the changes.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

  The Company has financed its research and development activities to date principally through (i) private sales of common stock and an initial public offering of a unit security, (ii) issuance of common stock in conjunction with assumption of liabilities and assets to acquire IPI and the Novastan/R/ license, (iii) revenues and proceeds from sales of common stock in connection with corporate partner collaboration and research agreements and (iv) investment income, net of interest expense. During the first nine months of 1996, the Company utilized $14,933,119 net cash in operating activities and $13,642,447 was provided by financing activities. The use of cash in operations was caused by the Company's net loss of $15,982,377. Financing activities produced approximately $13,640,000 in net proceeds for the Company resulting from the 1996 private placement and the remaining was from exercise of stock options and warrants.

  The Company expects to incur substantial research and development expenditures as it designs and develops biopharmaceutical products for the prevention and treatment of cardiovascular diseases. The Company anticipates that operating expenses will continue to increase during 1996 and subsequent years. These costs to develop Novastan/R/ have increased and will continue to increase during 1996 due to the continuation of clinical trials and will continue to be significant through the FDA approval process. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, paying for hospital and procedural costs, services of a contract research organization, and purchasing and manufacturing large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will continue to be significant. The amounts and timing of expenditures will depend on the progress of ongoing research and clinical development and product launch costs.

  At September 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $12.5 million. Subsequent to September 30, 1996 the Company received $5 million from LG Chem, a Korean corporation, related to a strategic alliance agreement. The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements into the third quarter of 1997. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product. Moreover, the Genentech Agreement and Synthelabo Agreement require the Company to maintain a tangible net worth of at least $5.0 million during the term of these agreements. For failure to maintain at least $5.0 million of net worth, Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. As of September 30, 1996, the Company's tangible net worth significantly exceeded $5.0 million. The Genentech Agreement and Synthelabo Agreement are also terminable for other reasons. Termination of either of these agreements will have a material adverse effect on the Company.




FORM 10-Q                                                               Page 16

  The Company will need to raise substantial funds for future operations and is actively seeking such funding through collaborative arrangements, public or private financing, including equity financing, and other arrangements. The Company expects that significant additional expenditures will be required to complete the clinical trials related to Novastan/R/ and to it other product candidates which are not yet in clinical trials. If the Company's current (or any additional) product candidates enter clinical trials, further significant expenditures will be necessary for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financing is not obtained, the Company's drug discovery or development and programs regarding Novastan/R/ and its other product candidates may be delayed, scaled back or eliminated; or it may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

                               PENDING LITIGATION

  As of September 30, 1996, one class action shareholder lawsuit remains pending against the Company and includes certain directors and officers as defendants. The Company disputes all claims set forth in this lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

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

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 establishes financial accounting and reporting



FORM 10-Q                                                               Page 17
   standards for stock-based employee compensation plans using a fair value based methodology as an alternative to intrinsic value based methodology. In addition, Statement 123 established the fair value as the measurement basis for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The accounting and reporting requirements of Statement 123 were effective beginning January 1, 1996. The adaptation of Statement 123 is not expected to have a material impact on TBC's 1996 financial position or results of operations as the Company intends to continue using the intrinsic value method.

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



FORM 10-Q                                                               Page 18

PART II OTHER INFORMATION
-------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

   On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated
   or consolidated pretrial proceedings with the action pending there.   In
   light of the transfer and consolidation of the Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company and its officers and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996, and the Company awaits the Court's ruling. Given the early stage of that case, which is the only remaining litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
   None




FORM 10-Q                                                               Page 19

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ----------------------------------------------------
   None

ITEM 5.  OTHER INFORMATION
--------------------------
   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      EXHIBIT NO.            DESCRIPTION
      -----------            -----------

       3.6(2)                Certificate of Amendment of Certificate of Incorporation

       3.7                   Amended and Restated Bylaws of Texas Biotechnology Corporation

      10.51(1)*              Letter Agreement regarding Argatroban Studies Information
                             dated December 14, 1995, between the Company and Synthelabo
                             Recherche

      10.52(1)               Amendment B to Clinical Trial Research Agreement dated
                             February 10, 1995 between Texas Biotechnology Corporation
                             and Coromed Inc.

      10.53(2)               Letter of Understanding between Texas Biotechnology Corporation and
                              Mitsubishi Chemical Corporation dated July 10, 1996

      10.54(2)               Form of Indemnification Agreement between Texas Biotechnology
                             Corporation and its officers and directors dated May 3, 1996

      10.55(2)               Amended and Restated 1995 Non-Employee Director Stock Option Plan
                             (as amended by the Board of Directors on June 30, 1996)

      10.56*                 Strategic Alliance Agreement between Texas Biotechnology
                             Corporation and LG Chemical, Ltd. dated October 10, 1996

      10.57                  Common Stock Purchase Agreement between Texas Biotechnology
                             Corporation and LG Chemical, Ltd. dated October 10, 1996

      27.1                   Financial Data Schedule



* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended March 31, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended June 30, 1996 and incorporated herein by reference.


REPORTS ON FORM 8-K
--------------------
None



FORM 10-Q                                                               Page 20

                        TEXAS BIOTECHNOLOGY CORPORATION

                              SEPTEMBER 30, 1996

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 1996.



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




FORM 10-Q                                                               Page 21

                               INDEX TO EXHIBITS



Exhibit No.     Description of Exhibit                                                                 Page No.
-----------     ----------------------                                                                 --------

   3.6 (2)      Certificate of Amendment of Certificate of Incorporation

   3.7          Amended and Restated Bylaws of Texas Biotechnology Corporation

 10.51 (1)*     Letter Agreement regarding Argatroban Studies Information
                dated December 14, 1995, between the Company and Synthelabo
                Recherche

 10.52 (1)      Amendment B to Clinical Trial Research Agreement dated
                February 10, 1995 between Texas Biotechnology Corporation
                and Coromed Inc.

 10.53 (2)      Letter of Understanding between Texas Biotechnology Corporation and
                Mitsubishi Chemical Corporation dated July 10, 1996

 10.54 (2)      Form of Indemnification Agreement between Texas Biotechnology
                Corporation and its officers and directors dated May 3, 1996

 10.55 (2)      Amended and Restated 1995 Non-Employee Director Stock Option Plan
                (as amended by the Board of Directors on June 30, 1996)

 10.56*         Strategic Alliance Agreement between Texas Biotechnology Corporation and LG
                Chemical, Ltd. dated October 10, 1996

 10.57          Common Stock Purchase Agreement between Texas Biotechnology Corporation and
                LG Chemical, Ltd. dated October 10, 1996

 27.1           Financial Data Schedule

--------------

* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended March 31, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended June 30, 1996 and incorporated herein by reference.





FORM 10-Q                                                               Page 22