Form 10-K
period 1996-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1997-03-11
CIK 887023

                                     PART I


ITEM 1. BUSINESS

    Texas Biotechnology Corporation ("TBC" or the "Company"), a biopharmaceutical company, applies innovative drug discovery techniques and its specialized knowledge of the role of vascular cell biology in cardiovascular disease to the design and development of novel pharmaceutical compounds. The Company was incorporated in Delaware in August 1989 under the name Cardiology Institute of Texas, Ltd., and its name was changed to Texas Biotechnology Corporation in October 1990. As of December 31, 1996, the Company had 73 employees, 60 of whom were engaged in research and development. References to TBC or the Company include its subsidiary ImmunoPharmaceutics, Inc. ("IPI") unless otherwise indicated.

                                    OVERVIEW

                                PRODUCT PIPELINE

    TBC's lead product is NOVASTAN(R), one of a new class of direct thrombin inhibitors. NOVASTAN(R) is being developed for various indications as an anticoagulant alternative to heparin. Heparin, discovered over 80 years ago, is used at high intravenous doses in approximately 3 million patients annually in the United States. Up to 10% of these patients develop a side effect known as Heparin-Induced Thrombocytopenia ("HIT"), which may lead to potentially life threatening blood clots. A significant portion, potentially over 50% of HIT patients progress on to a life-threatening condition, Heparin-Induced Thrombocytopenia with Thrombosis Syndrome ("HITTS"). The Company has completed enrollment in a pivotal Phase III clinical trial for NOVASTAN(R) for the treatment of both HIT and HITTS. The Company has also completed enrollment in Phase II clinical trials for NOVASTAN(R) for use in the treatment of Acute Myocardial Infarction ("AMI"). Those trials have been conducted to determine whether NOVASTAN(R) could be used in combination with thrombolytics such as tissue-plasminogen activator ("t-PA") or streptokinase ("SK") to treat AMI in the approximately 250,000 persons who receive thrombolytics annually in the U.S.

    The Company sublicensed the United States and Canadian rights to NOVASTAN(R) from Genentech in 1993, which licensed the product from Mitsubishi as part of a multi-product cross-licensing agreement. The agreement included the use of NOVASTAN(R) for certain cardiovascular indications and access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. See "Licenses and Patents". Mitsubishi currently sells NOVASTAN(R) in Japan for chronic arterial occlusion and stroke, indications not being developed by TBC.

    TBC's Endothelin Receptor Antagonist Program targets receptors believed to be associated with vasoconstriction (narrowing of blood vessels). The Company believes its compounds from this program could have efficacy in treating the pulmonary hypertension associated with such diseases as Congestive Heart Failure ("CHF") and Chronic Obstructive Pulmonary Disease ("COPD"). TBC's scientists have developed a lead compound, TBC 11251, a synthetic small molecule receptor antagonist that selectively blocks endothelinA receptors. TBC 11251 entered Phase I clinical trials in 1996 for treatment of congestive heart failure. An investigational new drug application ("IND") was filed in early 1997. TBC intends to seek corporate partners for the development of TBC 11251 applications for CHF and COPD.

    There are two Anti-Cell Adhesion programs currently underway that were initiated and developed by TBC scientists. The first program evaluates the anti-inflammatory effect of inhibitors of selectins, a family of three carbohydrate binding proteins. Selectins primarily contribute to acute inflammatory diseases that result in tissue injury. Using its proprietary drug design technology, the Company developed TBC 1269, which it is assessing for the treatment of asthma. TBC 1269 entered Phase I clinical trials in 1996, with the expectation of filing an IND in March 1997. Selectin inhibitors may also be effective in the treatment of inflammatory bowel disease and psoriasis; the Company will likely seek corporate partners to pursue these indications.

    The Company's second Anti-Cell Adhesion program is based on the adhesion of leukocytes to vascular cell tissue. There is evidence that Vascular Cell Adhesion Molecules ("VCAM") at the sites of endothelial injury lead to an accumulation of Very Late Antigen-4 ("VLA-4") containing macrophages that may contribute to such inflammatory disorders as atherosclerosis, asthma, rheumatoid arthritis and multiple sclerosis. The Company is currently conducting preclinical studies on its VCAM/VLA-4 compounds in the treatment of asthma and has ongoing research projects evaluating potential efficacy in multiple sclerosis.

    In collaboration with Synthelabo, TBC is also directing research in Vascular Proliferative Diseases. Vascular Proliferative Diseases result in the thickening and narrowing of blood vessels in such disorders as atherosclerosis, coronary restenosis, vascular graft failure, post-transplant accelerated atherosclerosis, and hemodialysis shunt failure. TBC's approach is to develop antagonists against the production of Fibroblast Growth Factor ("FGF"). The Company expects to begin preclinical studies on an FGF antagonist in 1998; if successful, TBC plans to evaluate this compound for the treatment of coronary restenosis.

                                   TECHNOLOGY

    TBC uses a wide variety of technologies to develop pharmaceutical treatments for cardiovascular diseases. The Company applies its understanding of vascular biology and advanced drug design techniques to discover novel therapeutics and to test these therapeutics in-house in in vitro and in vivo test systems.

    The Company combines three-dimensional computer-aided drug design techniques with unique chemistry approaches to construct small molecule therapeutics. TBC believes that small synthetic molecules have significant advantages over other types of therapeutics such as monoclonal antibodies, peptides, and recombinant proteins. These advantages include easier synthesis and production, simpler methods for administration, reduced production cost, and better patent protection. The drug discovery process at TBC relies upon its proprietary supercomputational chemistry capabilities (and, if necessary, related structural science capabilities such as high-field nuclear magnetic resonance and X-ray crystallography), molecular biology, and medicinal chemistry, conducted in an integrated effort by TBC's scientific staff. The core foundation for TBC's peptide- or protein-structure based approach to rational drug discovery is contained in its proprietary computational chemistry algorithms resident on in-house computer systems.

                                   THROMBOSIS

                                   BACKGROUND

    The formation of a blood clot, or thrombus, is the end result of a complex sequence of events. Thrombosis causes different vascular diseases, depending on the location and type of the vessel in which the clot is lodged. An arterial clot may lead to heart attack if lodged in a coronary artery, or to stroke if lodged in an artery that supplies oxygen to the brain. Venous clots occur principally in the arms or legs (deep vein thrombosis), and may cause local inflammation, chronic pain and other complications. In some cases, a venous clot can cause lung injury (pulmonary embolism) by migrating from the veins to the lungs.

    Thrombosis can be treated surgically or through drug therapy with anticoagulant and thrombolytic agents. Anticoagulant agents, which prevent clots from forming, are characterized as either antithrombotic or antiplatelet agents. Antithrombotic agents block the action of the blood protein thrombin and may be used to treat both arterial and venous clots. Antiplatelet agents prevent the ability of platelets to clump together and effectively treat only arterial clots. Heparin and aspirin are the two most widely-used antithrombotic and antiplatelet agents, respectively. Thrombolytic drugs dissolve existing clots in veins or arteries, but do not block the formation of new blood clots. Tissue plasminogen activator ("t-PA") and streptokinase are the most commonly used thrombolytic drugs. A combination of an anticoagulant and a thrombolytic often achieves the best therapeutic effect.

    The only parenteral (injectable) anticoagulant is intravenous heparin, first discovered over 80 years ago. In the United States, approximately 3 million patients annually receive intravenous heparin at high doses to treat a variety of conditions that require inhibition of the body's natural clotting mechanism. Up to 10% of heparin-treated patients develop a profound immunological reaction to heparin which is known as Heparin-Induced Thrombocytopenia ("HIT"); according to recent literature, approximately 50% of these patients progress to a very serious thrombotic condition, Heparin-Induced Thrombocytopenia with Thrombosis Syndrome ("HITTS"). HITTS patients suffer from a life-threatening clotting disorder that cannot be treated with heparin.

                                  TBC PROGRAM

    TBC's lead product, NOVASTAN(R), is a novel, non-protein, synthetic small molecule thrombin blocker that directly and selectively binds to and inactivates thrombin in the blood plasma. Small molecule non-protein therapeutics are generally less costly to produce, easier to administer and have a longer shelf-life than a protein based therapeutic. Moreover, NOVASTAN(R) is also effective against thrombin that is bound in blood clots. TBC is developing NOVASTAN(R) as an anticoagulant alternative to heparin for the United States and Canadian markets.

    NOVASTAN(R) is manufactured and sold in Japan by Mitsubishi Chemical where it is approved for the treatment of chronic arterial obstruction, acute ischemic stroke and antithrombin III deficient patients undergoing hemodialysis. Since the product introduction in June 1990 in excess of 58,000 patients have been treated with NOVASTAN(R) in Japan. Mitsubishi Chemical licensed the drug to Genentech for the United States and Canada. Genentech filed an IND in December 1988, and completed several Phase I clinical studies. Genentech licensed and sublicensed NOVASTAN(R) related technology to TBC in May 1993.

    The Company has completed enrollment for the NOVASTAN(R) Phase III clinical trial for the treatment of patients with HIT/HITTS and three Phase II clinical trials for the treatment of acute myocardial infarction ("AMI). The compilation and analysis of the data is continuing. Although there can be no assurance that NOVASTAN(R) will receive required regulatory approvals or be successfully commercialized, the Company plans to file a New Drug Application ("NDA") for the treatment of HIT/HITTS in mid 1997. This date is contingent upon various factors, including, trial results, and availability of funds. The Company is pursuing collaboration opportunities to develop and market NOVASTAN(R) within its licensed territory.

                             VASOSPASM/HYPERTENSION

                                   BACKGROUND

    Smooth muscle cells in the blood vessel, via a series of biochemical and morphological events, are responsible directly for mediating changes in vessel diameter. The regulation of tissue blood flow depends on a delicate balance between physical and chemical stimuli that cause smooth muscle cells to relax (vasodilatation) or contract (vasoconstriction). Chronic periods of excessive vasoconstriction in the peripheral circulation can lead to disturbances in blood pressure (hypertension) or heart function (congestive heart failure), whereas acute episodes of intense vasoconstriction (vasospasm) can restrict blood flow leading to severe tissue damage and loss of function (myocardial infarction or kidney failure). Vascular endothelium, cells comprising the innermost lining of all blood vessels, is an essential component of all tissue. Recently, it has been determined that the vascular endothelium plays a pivotal role in maintaining normal blood vessel tone by producing substances that cause vasodilatation and vasoconstriction.

    The endothelins ("ET"s) are a family of three peptides that are believed to play a critical role in the pathophysiology of cardiac, vascular and renal diseases. Originally isolated from vascular endothelium, endothelin-1 ("ET-1") was shown initially to be an extremely potent, naturally occurring vasoconstrictor substance that stimulates a persistent hypertensive effect. There is now strong evidence that endothelins are involved in vasospasm, myocardial infarction, congestive heart failure, renal disease, subarachnoid hemorrhage, and certain types of hypertension. It has been determined that this multiplicity of endothelin actions on different cell types can be explained via its interactions with two distinct proteins (receptors) on cell surfaces, termed ETA and ETB receptors. In general, ETA receptors are associated with vasoconstriction and disorders of the cardiovascular and renal systems. ETB receptors are primarily associated with vasodilation and disorders of the central nervous system.

                                  TBC PROGRAM

    The Company's research program is aimed at developing small molecules that inhibit the binding of ET to its cell surface receptors. While there has been some discussion of the need for combined inhibitors of both ETA and ETB receptors, it is the Company's belief that specific agents for each receptor subtype will have the best clinical utility and safety. The initial focus has been to develop a highly potent and selective small-molecule based ETA receptor antagonist. Company scientists have discovered a novel class of low molecular weight compounds (mol.wt. less than 500) that antagonize ET-1 binding to the ETA receptor at nanomolar concentrations. Using proprietary computational methods, lead compounds were identified which mimicked the ability of ET-1 to bind to the ETA receptor. Further optimization was then used to develop more potent compounds until the current series of leads was identified. In addition to their ability to block receptor binding, these compounds functionally inhibit ET action on isolated blood vessels, in vitro, acting as full, competitive antagonists. In addition, the lead compounds in this series have been shown to exhibit in vivo efficacy using different rodent models: 1) to prevent arterial pressure rise following ET-1 administration, 2) to reduce mean arterial pressure in hypertensive rats, 3) to prevent the structural changes in the heart in a pulmonary hypertension model, and (4) to correct hemodynamic changes in a model of CHF. TBC has nine pending U.S. patent applications (four of which have been issued) on the ET antagonists covering compositions of matter and medical uses of these compositions.

    TBC 11251, a selective ETA inhibitor, has been identified as the Company's lead compound in this program and entered clinical development for congestive heart failure during 1996. TBC filed an IND for TBC 11251 in January 1997.

                             VASCULAR INFLAMMATION

                                   BACKGROUND

    Inflammation is the body's natural defense mechanism that fends off bacterial, viral and parasitic infections. The inflammatory response involves a series of events by which the body attempts to limit or destroy an injurious agent. These steps include the production of proteins that attract white blood cells, or leukocytes, to the site of inflammation, the production of chemicals to destroy the injurious agent and the removal of the resulting debris. This process is normally self-limiting and not harmful to the individual. However, in certain instances, the process may be overly active, as during an acute inflammatory reaction leading to a build up of leukocytes and debris at the inflammation site, causing tissue damage.

    The initial interaction between white blood cells and the endothelial cell layer is mediated by a group of adhesion molecules known as selectins. The selectins are a family of three carbohydrate binding proteins. The binding of E- selectin to its native ligand, sLex, and to related epitopes on neutrophils, monocytes, a subset of T lymphocytes, eosinophils, and basophils is believed to aid in the recruitment of these cells in response to inflammatory stimuli. The selectins primarily contribute to acute inflammatory diseases that result in tissue injury, such as adult respiratory distress syndrome and reperfusion injury. The presence of Vascular Cell Adhesion Molecule ("VCAM") at sites of endothelial injury leads to an accumulation at these sites of Very Late Antigen-4 ("VLA-4")-containing macrophages. During chronic inflammatory conditions, the body's own cells may become damaged as a consequence of the production of harmful chemicals and debris. Diseases that are associated with chronic inflammation include atherosclerosis, rheumatoid arthritis and psoriasis.

                                  TBC PROGRAM

    Using its proprietary drug design technology, the Company has developed a model of the E-selectin/sLex complex and used it to produce a novel class of synthetic small molecule compounds that inhibit the selectin-mediated cellular adhesion that occurs during acute inflammation. The Company believes that these antagonists offer the possibility of reduced production cost, ease of synthesis and oral delivery. The lead compound in the series, TBC 1269 in animal models of inflammation, including canine coronary reperfusion injury and allergic asthma. TBC is currently assessing TBC1269 for the treatment of asthma. TBC 1269 entered clinical development during 1996 and an IND filing is planned for March 1997. This date is contingent upon various factors, including rate of patient enrollment, trial results, and availability of funds.

    TBC has also identified antagonists for the VCAM-dependent intercellular adhesion that occurs during the accumulation of plaque in the blood vessels (atherosclerosis). The Company's initial lead compounds are small cyclic peptides and synthetic small molecules that block the interactions of cells that express VCAM and VLA-4. These lead compounds are being modified in an attempt to improve efficacy. TBC has demonstrated efficacy of TBC 772, its lead cyclic peptide, in an animal model of acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. TBC chemists have also identified small molecule antagonists of VCAM/VLA-4 interaction, which are currently still in research.

                         VASCULAR PROLIFERATION DISEASE

                                   BACKGROUND

    Smooth muscle cells in the blood vessel wall proliferate in response to injury to the vessel. When the endothelial cell layer is damaged, platelets attach to the vessel surface. Platelets and other cells begin to release cellular growth factors, including the proteins Fibroblast Growth Factor ("FGF"), Platelet-Derived Growth Factor (PDGF) and thrombin. In response to these growth factors, specific genes are activated in the smooth muscle cells. The products of these genes stimulate the smooth muscle cells to move and divide, eventually forming a scar on the vessel wall. When the initial damage is slight, the proliferation is limited to endothelial cell repair. If the damage is more extensive, the smooth muscle cells continue to proliferate. Eventually, the proliferation process thickens the vessel wall, reduces the interior size of the blood vessel and produces a stenosis (blood vessel closure). This stenosis is comprised primarily of smooth muscle cells and protein called fibroproliferative material. The process of producing this fibroproliferative material is referred to as the fibroproliferative response. Fibroproliferative stenosis differs from stenosis produced by atherosclerotic plaque, which contains smooth muscle cells, fatty deposits and macrophages. As with atherosclerotic plaque stenosis, however, blood flow is restricted, and the tissue served by the vessel is deprived of oxygen. If the stenosis occurs in a coronary artery, the heart muscle is deprived of oxygen. A heart attack may result, in which heart muscle cells are injured or destroyed. Heart attacks may, in turn, eventually result in heart failure.

    Fibroproliferative material is generally produced in response to extensive damage to the blood vessel wall as a result of a mechanical injury. Mechanical injury sufficient to produce the fibroproliferative response often occurs during procedures designed to repair blood vessels that are occluded by plaque or thrombus material, such as mechanical reopening of arteries (angioplasty) and coronary artery bypass graft. Other surgical procedures, including vein grafts, can also produce fibroproliferative stenosis. When fibroproliferative stenosis occurs following the removal of the stenosis by surgical or other means, it is referred to as restenosis. In addition, other types of injury to the endothelial cell layer, such as may occur following organ transplantation, may result in a fibroproliferative response leading to the failure of the transplanted organ. Irrespective of how the injury is produced, the conditions which lead to the fibroproliferative response are termed vascular proliferative diseases.

                                  TBC PROGRAM

    The Company's research program for vascular proliferative disease is based on an understanding of the basic mechanisms underlying smooth muscle cell proliferation and the prevention of vessel occlusion following vascular injury.

    One approach to preventing smooth muscle cell proliferation is identifying the factors that activate cells to proliferate and developing small molecule antagonists to these factors. Using its knowledge of the signaling pathways through which these factors stimulate cells to proliferate, the Company hopes to develop products that disrupt the signaling process and prevent unnecessary smooth muscle cell proliferation.

    The Company has focused on FGF because of a growing body of evidence as to its central role in blood vessel formation. The Company's research has shown that some components of the signaling pathways used by FGF are important for smooth muscle cell proliferation. TBC's current effort on FGF involves the development of small molecules designed to prevent activation of latent FGF to an active form, and to block FGF receptor targets. Lead compounds in the FGF program were identified in 1994. Optimization of the lead compounds to obtain a clinical candidate is continuing.

                               OTHER INDICATIONS

    The Company believes that a number of the small molecule non-carbohydrate therapeutics that are being developed in its programs may have applications for other indications. For example, an FGF antagonist might be developed to treat rheumatoid arthritis, a selectin antagonist to treat psoriasis, transplant rejection and adult respiratory distress syndrome, and a VCAM antagonist to treat asthma, rheumatoid arthritis and multiple sclerosis. The Company intends to license these non-cardiovascular indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

        RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSING AGREEMENTS

    The Company has established collaborations with a number of corporations, research institutions and scientists to further the Company's research and development objectives. These collaborations are generally conducted pursuant to agreements that grant the Company a license, or the option to license, certain technology, patent rights or material that may be valuable to the Company. The Company's major agreements are summarized below.

                         GENENTECH/MITSUBISHI CHEMICAL

    In May 1993, TBC entered into an agreement with Genentech to sublicense Genentech's rights and technology relating to NOVASTAN(R) (argatroban) originally licensed to Genentech by Mitsubishi Chemical Corporation ("Mitsubishi"), and to license Genentech's own proprietary technology developed with respect to NOVASTAN(R) (the "Genentech Agreement"). Under the license and sublicense, the Company has an exclusive license to use and sell NOVASTAN(R) in the United States and Canada for specified human cardiovascular indications, not including cerebral thromboembolism (stroke). The Company is required to pay Genentech and Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the United States and Canada. Genentech has the right to terminate the agreement or to cause the license to become non-exclusive if the Company fails to exercise due diligence in performing its obligations under the agreement for a period of 60 days after receiving written notice from Genentech or fails to maintain a minimum consolidated tangible net worth of $5.0 million. The Genentech Agreement, as amended, provides that Mitsubishi may terminate Genentech's license with Mitsubishi (which results in the termination of the Genentech Agreement as well) if TBC does not file an NDA for NOVASTAN(R) with the FDA no later than June 30, 1997, subject to certain additional goals being met by TBC. As of December 31, 1995, TBC had not met certain of those goals. However, Mitsubishi has agreed to withhold its rights to terminate the license with Genentech if the NDA is filed by June 30, 1997, and if TBC accomplishes the following milestones: (i) on or before December 31, 1996, TBC shall have met certain enrollment guidelines for certain NOVASTAN(R) clinical trials; (ii) on or before March 31, 1997, TBC shall complete, report and analyze certain other NOVASTAN(R) clinical trials; (iii) on or before September 30, 1997, TBC shall have agreed to proceed with the Phase III trial in AMI, and (iv) TBC shall comply with certain reporting and information meeting requirements. If these milestones are not met, Mitsubishi will retain the rights to terminate the Genentech license; provided, that if such termination results from TBC's violation of the milestone described in (iii) above, TBC will receive a license from Mitsubishi in the field of HIT/HITTS on the same terms, as presently included in the Genentech Agreement. As of December 31, 1996, TBC had not met certain of these goals and to date, Mitsubishi has not asserted its rights to terminate the license arising out of this default. Either party may terminate the Genentech Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. The Genentech Agreement is also subject to the continuation of Genentech's license agreement with Mitsubishi, which is only terminable if Genentech defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. Unless terminated sooner pursuant to the above described termination provisions, the Genentech Agreement is expected to expire in June 2007. Under the Genentech Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009.

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

                                   SYNTHeLABO

    On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group, to develop and market compounds for vascular proliferative disease derived from the Company's research programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for $3.50 per share for a total of $5 million and paid the Company a non-refundable licensing fee of $3 million. In addition, Synthelabo committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000). Beginning October 31, 1996, the parties to the agreement have agreed to revise the payment for the third year to be $750,000 which has already been paid. Synthelabo has agreed, upon the achievement of certain milestones, to make further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth", as defined in the agreement, be less than $5 million as of the end of any calendar quarter during the term of the agreement. For the years ended December 31, 1995 and December 31, 1996, TBC received $3 million related to the Synthelabo agreement. No such payments will be made in 1997. Synthelabo will pay royalties to TBC based on the net sales in those areas covered in the agreement. In exchange for the above consideration, Synthelabo will receive an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union.

    During 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies regarding NOVASTAN(R). Over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC up to $2,920,000 of which $1,895,000 has been received as of December 31, 1996. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. Synthelabo is the licensee for NOVASTAN(R) in certain territories other than those which were sublicensed to TBC.

                               LG CHEMICAL, LTD.

    On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical, Ltd. ("LG Chem"), a Korean corporation, to develop and market compounds derived from the Company's Endothelin Receptor and Selectin Antagonist for certain disease indications. Upon consummation of the transaction, LG Chem purchased 1,250,000 shares of common stock for $4.00 per share for a total of $5 million. In addition, LG Chem has committed to pay $10.7 million in research payments. Of this amount, $100,000 was paid by December 31, 1996, $1.0 million on each of June 30 and December 31 of 1997, 1998, 1999 and 2000, and $1.3 million on June 30 and December 31, 2001. LG
Chem has the right to terminate future research payments if TBC fails to meet certain agreement milestones, which milestones will be established by the parties in accordance with the agreement. LG Chem will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, a commission on all future research payments as well as a royalty on net sales.

                              LICENSES AND PATENTS

    Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company has 13 pending patent applications (1 of which has been allowed) and 9 issued United States patents covering compounds including selectin inhibitors, endothelin antagonists, VCAM/VLA-4 antagonists and proprietary rational drug design technology. In addition, the Company has exclusive licenses to 2 patents covering rational drug design technology. The Company has also filed patent applications in certain foreign jurisdictions covering projects that are the subject of United States applications and intends to file additional patent applications as its research projects develop. The Company licensed the United States and Canadian rights to NOVASTAN(R) from Genentech in 1993, which licensed the product from Mitsubishi as part of a multi-product cross-licensing agreement which included access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. If any of the NOVASTAN(R) patents remain outstanding at the time NOVASTAN(R) receives FDA approval, the Company may apply, under the Waxman/Hatch Act, for up to a five-year extension of one such patent. If all such patents have expired at the time NOVASTAN(R) receives FDA approval, the Waxman/Hatch Act will grant the Company NDA exclusivity for up to five years, during which time the FDA may not accept or approve abbreviated applications for generic variations of NOVASTAN(R). Although the Company believes that the expiration of the NOVASTAN(R) patents will not have a material adverse effect on the commercialization of NOVASTAN(R), there can be no assurance that the Company will be able to take advantage of either the patent term extension or NDA exclusivity provisions of the Waxman/Hatch Act. Moreover, even if the Company receives either a patent term extension or NDA exclusivity, there can be no assurance that generic pharmaceutical manufacturers will not ultimately enter the market and compete with the Company.

    The patent positions of biopharmaceutical firms, including the Company, are uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

    The development of therapeutic products for cardiovascular applications is intensely competitive. Many pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, no assurance can be given that the Company would be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology.

    The Company also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

    The Company requires its employees, consultants, members of the Scientific Advisory Board, outside scientific collaborators and sponsored researchers and certain other advisors to enter into confidentiality agreements with the Company that contain assignment of invention clauses. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the employee are the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

                             GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products which may be developed by the Company. The nature and the extent to which such regulation may apply to the Company will vary depending on the nature of any such products. Virtually all of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

    The effect of government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or to impose costly procedures on the Company's activities, the result of which may be to furnish an advantage to the Company's competitors. Any delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's products and its ability to earn product revenue.

    In order to test clinically, produce and market products for diagnostic or therapeutic use, a Company must comply with mandatory procedures and safety standards established by the FDA, the Health Protection Branch ("HPB") in Canada, and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a Company must file an IND and receive clearance from the FDA. This application is a summary of the preclinical studies that were conducted to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which are being proposed.

    The pre-marketing program required for approval of a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of patients to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others.

    The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a new drug application to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the new drug application, the FDA will decide whether or not to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding, and there can be no assurance that any approvals will be granted on a timely basis, if at all.

    Once the sale of a product is approved, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries in which any products developed by the Company may be marketed impose a similar regulatory process.

                                  COMPETITION

    The development and sale of new drugs for the treatment of cardiovascular diseases is highly competitive and the Company will face intense competition from major pharmaceutical companies and biotechnology companies worldwide. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant research in biotechnology and cardiovascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with the Company in recruiting talented scientists.

    Primary competitors for NOVASTAN(R) in the intravenous heparin replacement market are initially expected to be Hirulog (bivalirudin), Revasc (desirudin) and lepirudin, manufactured by Biogen, Inc., Ciba-Geigy and Hoechst Marion Roussel ("HMR"), respectively. Both of these compounds are in Phase III clinical trials.

    Biogen has completed a large Phase III trial on Hirulog which demonstrated better safety versus heparin but only equal efficacy. As a result of this study, Biogen has halted development of Hirulog and is attempting to outlicense the compound. The Company anticipates the Hirulog peptide will have a relatively high cost of goods. An improved manufacturing process for Hirulog with a lower cost of goods has been reported, and may become a competitive factor should the product be approved for marketing.

    Revasc from Ciba-Geigy has been studied in two large Phase III trials for acute myocardial infarction and unstable angina. Both trials, TIMI-9 and GUSTO II, were halted in late 1994 due to increased hemorrhagic stroke. Both trials resumed with reduced Revasc dosing. The bleeding complications with Revasc may handicap the product in the marketplace. Revasc was found to have mixed efficacy results versus heparin in TIMI-9 and Gusto II in terms of efficacy. As a result of these mixed efficacy and safety results, development of Revasc for acute coronary syndrome has been halted. Another hirudin compound, lepirudin, from HMR is in development for HIT and acute MI.

    If either Hirulog, Revasc or lepirudin obtains regulatory approval prior to NOVASTAN(R), these companies may gain a competitive advantage. Other compounds which may be competitive with NOVASTAN(R) include napsagatran from Roche and inogatran from Astra. These compounds are very similar to NOVASTAN(R) and could have similar pharmacologic profiles. Both napsagatran and inogatran are in phase II trials for various indications including unstable angina.

    A defibrinogenating snake venom, ancrod from Knoll may be submitted for approval to the FDA for HIT in the near future. This drug, which is available in Canada, is believed to have certain competitive liabilities including difficulty in dosing, allergic reactions to the medication, and limited efficacy.

    Low Molecular Weight Heparins ("LMWH") are newer forms of heparin and are used in prophylaxis for deep vein thrombosis following orthopedic surgery. In the initial indication of interest to the Company, HIT and HITTS, most LMWHs also carry an immunological risk for precipitating HIT, and may be inappropriate as therapy in patients with HIT or HITTS. A low molecular weight heparinoid, Orgaran (danapariod) from Organon has been approved for deep vein thrombosis. Organon has conducted trials with this drug in HIT, although the Company is not aware of an FDA filing for HIT.

    The Company believes that its ability to compete successfully will depend on its capability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market products either alone or through other parties. Many competitors have substantially greater financial, marketing, and human resources than those of the Company. Therefore, the Company expects to encounter significant long-term competition.

                          MANUFACTURING AND MARKETING

    TBC relies on its internal resources and third-party manufacturers to produce compounds for preclinical development. Currently, the Company has no manufacturing facilities for either the production of biochemicals or the manufacture of final dosage forms. The Company believes that all of its existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.

    TBC has established supply arrangements with third-party manufacturers for clinical trials and ultimately will establish arrangements with third party manufacturers for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. Mitsubishi Chemical has agreed to supply the Company's requirements of bulk NOVASTAN(R) during the term of the Genentech Agreement. The Company's long-range plan is to establish internal manufacturing of small molecule therapeutics, including the ability to formulate, fill, label, package and distribute its products. However, the Company does not anticipate developing this capability for some time, nor is it able to determine which of its potential products, if any, will be appropriate for internal manufacturing. The primary factors the Company will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume.

    TBC intends to market products for which it gains approval either directly or through co-promotion or other licensing arrangements with large pharmaceutical, biopharmaceutical or biotechnology companies. Ultimately, TBC intends (i) to build a targeted, hospital-based sales force in the United States and Canada to sell NOVASTAN(R) and subsequent products and (ii) to establish strategic partner relationships for non-cardiovascular products and for customer groups outside TBC's targeted markets or in some cases to co-promote in such markets with partners to optimize the value of its products.

                                HUMAN RESOURCES

    As of December 31, 1996, TBC employed 73 individuals. TBC has 60 employees engaged directly in research and development activities and 11 in general and administrative positions. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good. During the first half of 1996 the Company consolidated its IPI operations into its Houston location and relocated certain employees to Houston, Texas.

    The Company's policy is to have each employee enter into a confidentiality agreement which contains provisions prohibiting the disclosure of confidential information to anyone outside the Company and requiring disclosure to the Company of ideas, developments, discoveries or inventions conceived during employment and assignment to the Company of proprietary rights to such matters related to the business and technology of the Company.

    TBC's success is highly dependent on its ability to attract and retain qualified scientific and management personnel. In order to commercialize its products, the Company may need to substantially expand its personnel, particularly in the areas of clinical trial management, manufacturing, sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel.

                   SCIENTIFIC ADVISORY BOARD AND CONSULTANTS

    The Company has assembled a Scientific Advisory Board composed of distinguished professors from some of the most prestigious medical schools.
The Scientific Advisory Board is assisting the Company in identifying research and development opportunities, in reviewing with management the progress of the Company's projects and in recruiting and evaluating scientific staff. Although the Company expects to receive guidance from the members of its Scientific Advisory Board, all of its members are employed on a full-time basis by others and, accordingly, are able to devote only a small portion of their time to the Company. Management expects to meet with its Scientific Advisory Board members as a group at least once each year and individually from time to time on an informal basis. Each of the members of the Scientific Advisory Board has entered into a consulting agreement with the Company. The Scientific Advisory Board includes James T. Willerson, M.D., as Chairman, and the following scientists.

    Morris J. Karnovsky, M.D. has served since 1972 as Shattuck Professor of Pathological Anatomy at Harvard Medical School, where he was Chairman of the Program in Cell and Developmental Biology from 1975 to 1989. Dr. Karnovsky received the E.B. Wilson Award from the American Society for Cell Biology and was inducted into the Institute of Medicine by the National Academy of Sciences in 1991. In 1984, Dr. Karnovsky was elected to serve as President of the American Society for Cell Biology. He is a member of numerous professional and honorary societies, editorial boards and is the author or co-author of more than 275 scientific articles.

    Joseph F. Sambrook, Ph.D. is a Professor of Pathology at Melbourne University, Australia and Director of Research at Peter MacCallum Cancer Institute. He is a member of various honorary and professional societies, editorial boards and is the author of more than 100 scientific articles. Professor Sambrook previously worked for 20 years in the USA where he served on many blue ribbon government and non government committees.

    Ajit Varki, M.D. has been a Professor of Medicine since 1991 and is currently serving in that position as well as Associate Director for Basic Research at the University of California, San Diego. Dr. Varki served as Instructor in Medicine at Washington University School of Medicine from 1980 to 1982. He also served as Assistant Professor of Medicine from 1982 to 1987 and as Associate Professor of Medicine from 1987 to 1991 at the University of California, San Diego. In 1975, Dr. Varki received an M.D. from Christian Medical College and his Post-Doctorate in Biochemistry from Washington University from 1979 to 1982. He is a member of various professional societies and has won numerous awards since 1969. Dr. Varki is the author or co-author of 106 scientific publications.

    The Company also has agreements with various outside scientific consultants who assist the Company in formulating its research and development strategy. All of the Company's consultants and advisors are employed by employers other than the Company and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

    Dr. Denton Cooley, Surgeon-in-Chief of the Texas Heart Institute, acts as an advisory director to the Company.

ITEM 2. PROPERTIES

    TBC leases approximately 29,300 square feet of office and laboratory space in Houston, Texas, including a 16,671 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development and administrative offices, storage space and additional offices for scientists. The lease was effective January 1, 1995, and calls for a lease term of six years at an annual rate of $706,663 through December 2000, subject to adjustments based on certain variable building operating expenses. The lease also includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours. Currently, the amount of these charges is approximately $253,400 per annum, payable monthly and subject to annual adjustments based on the local consumer price index. The Company may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials. The Company believes that these facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

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

    On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company and its officers and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Given the early stage of that case, which is the only remaining shareholder litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of TBC's stockholders during the fourth quarter of its fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    From December 16, 1993 until November 6, 1994, the Company's Unit security, which consisted of one share of Common Stock and one redeemable common stock purchase warrant, was traded on the American Stock Exchange ("AMEX") under the symbol TXB.E. Prior to December 16, 1993, there was no public market for the Company's securities. On November 7, 1994, the Unit separated, and the Common Stock and redeemable common stock purchase warrants began trading separately on the American Stock Exchange under the symbols TXB and TXB.WS, respectively.

                                                          HIGH       LOW
                                                          ----       ---
    YEAR ENDED DECEMBER 31, 1995
      First Quarter                                      1 3/4     1 1/4     Common Stock
      Second Quarter                                   1 15/16     1 1/4     Common Stock
      Third Quarter                                      3 3/4    1 5/16     Common Stock
      Fourth Quarter                                   2 13/16   1 11/16     Common Stock

    YEAR ENDED DECEMBER 31, 1996
      First Quarter                                      5 1/2        2      Common Stock
      Second Quarter                                    6 9/16     3 1/2     Common Stock
      Third Quarter                                     4 7/16     2 3/8     Common Stock
      Fourth Quarter                                     4 3/4   2 15/16     Common Stock

As of February 28, 1997 there were approximately 467 holders of record of common stock of the Company. On February 28, 1997, the last sale price reported on the AMEX was $5 13/16 per share. The Company has never paid dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any future earnings and capital for use in its business.

                    RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Transactions

    On February 13, 1996, the Company completed a private placement of Common Stock to institutional investors and certain individuals (the "Private Placement"). The Company issued 6,550,990 shares of Common Stock at $2 1/8 per share for aggregate gross proceeds of $13,920,854, and paid selling commissions of $759,283. In connection with the Private Placement, the co-exclusive agent, Harris, Webb & Garrison received a $634,630 selling commission. The co-exclusive agent, Aurora Capital Corp., received a $124,653 selling commission. In accordance with the terms of the offering, the Company filed, pursuant to Rule 415 of the Securities Act, a Shelf Registration Statement as to the resale of the shares of Common Stock sold to the purchasers in the Private Placement which became effective on June 4, 1996. The Common Stock issuance was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

    On April 1, 1996, May 30, 1996, June 10, 1996, June 30, 1996 and July 1,
1996, the Company issued an aggregate of 57,274 shares of its Common Stock to a certain institution and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $200,459. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The warrants and the Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

Warrant Transactions

    In conjunction with the Private Placement completed on February 13, 1996, the Company issued warrants to the co- agents who participated in the offering. Co-agent, Harris, Webb & Garrison received 49,775 warrants with an exercise price of $3.05 per share and no registration rights, and 497,749 warrants with an exercise price of $3.66 per share with the underlying Common Stock being registered, under certain circumstances, on a "piggyback" basis. Co-agent, Aurora Capital Corp. received 25,587 warrants with an exercise price of $3.36 per share, and 157,350 warrants, with an exercise price of $4.58 per share.
The resale of the Common Stock underlying Aurora's warrants was registered along with the Common Stock issued in the Private Placement. The issuance of the warrants was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

    On October 10, 1996 the Company signed a strategic alliance agreement and Common Stock purchase agreement with LG Chemical, Ltd., a Korean corporation ("LG Chem"), and in conjunction therewith, the Company's agents in the contract negotiations, Raymond James & Associates, Inc. and Mitani & Co., Inc., each received 56,818 warrants exercisable at $4.40 per share with the resale of the underlying Common Stock subject to certain piggyback registration rights. The issuance of the warrants was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The warrants and the Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1996 and for the period from August 2, 1989 to December 31, 1996 are derived from the Company's audited financial statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.


                                                                                                                        AUGUST 2,
                                                                                                                      1989 (DATE OF
                                                                                                                      INCORPORATION)
                                                                       YEARS ENDED                                         TO
                                                                       DECEMBER 31,                                   DECEMBER 31,
                                        ---------------------------------------------------------------------------   -------------
                                            1996           1995            1994            1993            1992           1996
                                        ------------   ------------    ------------    ------------    ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues                                $  5,405,776   $  7,234,002    $  4,718,785    $    149,764    $         --   $ 17,508,327
                                        ------------   ------------    ------------    ------------    ------------   ------------
Expenses:
   Research & Development                 22,251,895     14,949,822       8,936,004       6,098,282       3,012,880     55,839,550
   Charge for purchase of in-process
       research and development                   --      2,061,383       6,404,227       1,000,000              --      9,465,610
   General & Administrative                4,067,505      4,693,019       3,992,183       2,590,900       1,994,710     19,472,139
   Restructuring & Impairment                421,165        643,750              --              --              --      1,064,915
                                        ------------   ------------    ------------    ------------    ------------   ------------
      Total expenses                      26,740,565     22,347,974      19,332,414       9,689,182       5,007,590     85,842,214
                                        ------------   ------------    ------------    ------------    ------------   ------------
Other Income
    Interest Income                          898,039      1,200,921       1,011,251         212,433         474,967      4,117,158
    Interest Expense                              --         (1,068)         (1,315)         (1,509)             --        (91,647)
                                        ------------   ------------    ------------    ------------    ------------   ------------
Net loss                                $ 20,436,750   $ 13,914,119    $ 13,603,693    $  9,328,494    $  4,532,623   $ 64,308,376
                                        ============   ============    ============    ============    ============   ============
Net loss per  share(1)                  $        .87   $        .83    $        .97    $       1.05    $        .52   $       6.14
                                        ============   ============    ============    ============    ============   ============
Weighted average common shares
   used to compute net loss per share     23,616,033     16,748,995      14,018,269       8,896,780       8,635,229     10,470,502

                                                                          DECEMBER 31,
                                          -----------------------------------------------------------------------------
                                              1996            1995             1994            1993            1992
                                          ------------    ------------     ------------    ------------     -----------
BALANCE SHEET DATA:
Working capital                           $ 10,109,803    $ 11,927,296     $ 22,930,263    $ 23,188,611     $ 9,680,218
Total assets                                18,180,121      18,926,499       31,192,345      27,996,255      14,657,943
Short-term debt                                     --              --               --          79,536              --
Stockholders' equity                        13,627,406      15,710,125       27,557,596      27,087,065      14,319,645

--------------
(1) For information concerning calculation of net loss per share, see Note 1(g) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

    Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of $64,308,376 from inception to December 31, 1996. The Company has primarily financed its operations to date through private placements of common stock and debt, which have raised an aggregate of $21.3 million in net proceeds, an initial public offering ("IPO") of a Unit security which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994 and a private placement of common stock on February 13, 1996, which raised $13.0 million in net proceeds. On July 25, 1994, the Company acquired all of the outstanding stock of IPI in exchange for common stock of the Company. IPI's results of operations have been included in the consolidated results of operations beginning August 1, 1994. The Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of common stock for a total of $5 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $3 million annually in research payments (payable in quarterly installments) for two years and paid $750,000 for the third year. During 1996, TBC signed an agreement with Synthelabo to provide copies of certain clinical data. Over the life of the agreement TBC may receive as much as $2.9 million, of which $1.9 million has been received as of December 31, 1996. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years. During October 1996, the Company executed a research and common stock purchase agreement with LG Chem. LG Chem purchased $5 million in Common Stock of the Company and committed to pay up to $10.7 million over a five year period to develop and market two compounds in clinical development.

    The Company expended approximately $22,252,000, $14,950,000, $8,936,000,
$6,098,000, $3,013,000, $501,000 and $90,000 on research and development and clinical development during the years 1996, 1995, 1994, 1993, 1992 and 1991 and the period from August 2, 1989 (date of incorporation) through December 31, 1990, respectively. In addition, the Company recorded non-cash charges of $2,061,383 and $6,404,227 during the years 1996 and 1995, respectively for purchase of in-process research and development. Expenditures on research and development and clinical development are expected to increase during 1997 and subsequent years.

                            RESULTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    Revenues were $5,405,776, $7,234,002 and $4,718,785 during 1996, 1995 and
1994, respectively. Revenues included grant income of $1,727, $227,938 and $289,522 in 1996, 1995 and 1994, respectively. For the years 1996, 1995 and
1994, respectively, revenues also included $8,939, $217,707 and $178,934 of product sales from the Company's subsidiary IPI and $5,395,110, $6,788,357 and $4,250,329 from research agreements and collaborations with various other companies. Revenues from research agreements in 1996 includes $2.6 million in research payments from Synthelabo and $2.3 million for data supplied to Synthelabo. Revenues from research agreements in 1995 includes $3 million in research payments related to the agreement with Synthelabo and a $2 million additional research payment from EISAI for attainment of a milestone. Revenues from research agreements in 1994 includes a $3 million license fee and $500,000 in research payments related to the agreement with Synthelabo. Interest income was $898,039, $1,200,921 and $1,011,251, for the years 1996, 1995 and 1994 respectively. Interest income for the year 1995 was significantly higher over 1994 due to funds received in conjunction with the Synthelabo agreement and EISAI and generally higher interest rates. From 1995 to 1996, interest income declined approximately $300,000 due to lower average invested balances and a general decline in interest rates.

    Total operating expenses increased 20% from $22,347,974 in 1995 to $26,740,565 in 1996 and 16% from $19,332,414 in 1994 to $22,347,974 in 1995.
The Company recorded noncash charges for the purchase of in-process research and development of $2,061,383 and $6,404,227 during 1995 and 1994, respectively. The Company impaired the remaining goodwill, $643,750, at December 31, 1995, associated with the IPI purchase due to the expected consolidation of IPI operations into TBC's in the first half of 1996 and charged $421,165 to expense during 1996 costs related to restructuring IPI.
The change in operating expenses would have been 34% and 52% for the years 1995 to 1996 and 1994 to 1995 respectively, without these charges. The increase from 1995 to 1996 was primarily due to increases related to the costs associated with the clinical trials of NOVASTAN(R). The increase from 1994 to 1995 was primarily due to inclusion of a full year of costs for IPI and increased costs associated with the clinical trials of NOVASTAN(R). The Company had 73 employees at December 31, 1996, 98 at December 31, 1995 of which 25 were IPI employees, and 97 at December 31, 1994, of which 35 were IPI employees.

    Research and development expenses increased 49% from $14,949,822 in 1995 to $22,251,895 in 1996 and 67% from $8,936,004 in 1994 to $14,949,822 in 1995 without including the noncash charge for purchase of in-process research and development of $6,404,227 and $1,000,000 for the years 1995 and 1994, respectively. The increase from 1996 to 1995 was primarily due to the increase in clinical development expenses related to the ongoing clinical trials of NOVASTAN(R). The increase from 1994 to 1995 was primarily due to inclusion of a full year of costs for IPI and increased costs associated with the clinical trials of NOVASTAN(R).

    General and administrative expenses decreased 13% from $4,693,019 in 1995 to $4,067,505 in 1996 and increased 18% from $3,992,183 in 1994 to $4,693,019 in 1995. The decrease in 1996 was primarily due to the restructuring of IPI and the related decrease in general and administrative expenses. In addition, legal expense decreased approximately $300,000 due primarily to lower litigation expense in 1996. The increase in 1995 was primarily due to a full year of IPI's general and administrative expenses of $814,724 and legal expenses related to shareholder lawsuits and patent applications for TBC's compounds.

    Rent and related expense, which is a component of both research and development and general and administrative expense was approximately $1,025,000 in 1996, $1,218,000 in 1995 and $1,416,000 in 1994. The decrease of approximately $193,000 in 1996 from 1995 was due to decreases in leased space at IPI and credits applied to the Houston space due to the lease renegotiation. The decrease of approximately 198,000 from 1994 to 1995 was a net of higher rent due to a full year of rent from IPI office and lab space and lower rent and utilities for the Houston space due to renegotiation of the lease.

    The Company incurred net losses of $20,436,750, $13,914,119 and $13,603,693 for the years ended December 31, 1996, 1995 and 1994, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its research and development activities to date principally through (i) private sales of common stock and an initial public offering of a unit security, (ii) issuances of common stock in conjunction with assumption of liabilities and assets to acquire IPI and the NOVASTAN(R) license, (iii) revenues from research and collaborative agreements and (iv) investment income, net of interest expense.

    The Company expects to incur substantial research and development expenditures as it designs and develops biopharmaceutical products for the prevention and treatment of cardiovascular diseases. The Company anticipates that operating expenses will continue to increase during 1997 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1997 due to the continuation of clinical trials and will continue to be significant through the FDA approval process and additional clinical trial work for other clinical indications. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, paying for hospital and procedural costs, services of a contract research organization, and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of ongoing research and clinical development and product launch costs.

    At December 31, 1996 and December 31, 1995, the Company had cash, cash equivalents and short-term investments of approximately $13.4 million and $13.9 million, respectively. In February 1996, the Company completed a private placement offering with net proceeds of approximately $13.0 million. The Company consolidated the IPI operations into TBC's during 1996, which had a positive impact on liquidity. The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements into the third quarter of 1997. This date is contingent upon various factors, including rate of patient enrollment and spending rate for the clinical trials of NOVASTAN(R), Selectin and Endothelin compounds, and expenditures on research and development of other compounds. However, the Company's existing capital resources will not be sufficient to fund the Company's operations through commercialization of its first product. Moreover, the Genentech and Synthelabo Agreements require the Company to maintain a tangible net worth of at least $5.0 million during the term of the Agreements. If the Company fails to maintain the prescribed net worth or fails to exercise due diligence in performing its obligations under the Genentech Agreement, Genentech may, at its option, terminate the Genentech Agreement or cause the license to become non-exclusive. For failure to maintain at least $5.0 million of net worth, Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity.

    The Company will need to raise substantial funds for future operations and is actively seeking such funding through collaborative arrangements, public or private financing, including equity financing, and other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financing are not obtained, the Company's development and research projects will be delayed or scaled back. See Item 3. Legal Proceedings.

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

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Part I - Business and Note 1 to the Financial Statements -- regarding TBC's expectations for future drug discovery and development and related expenditures and regulatory filings and approvals (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources and ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve

TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) obtaining and timing of sufficient financing through capital raising or collaborative agreements to fund operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company required to be included in this
Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

                 NAME                    AGE              POSITION
                 ----                    ---              --------
John M. Pietruski (1)(2)  . . . . . .    64   Chairman of the Board of Directors
David B. McWilliams (1) . . . . . . .    53   President, Chief Executive Officer
                                              and Director
Richard A. F. Dixon, Ph.D. (1)  . . .    43   Vice President of Research and Director
Stephen L. Mueller  . . . . . . . . .    49   Vice President of Administration,
                                              Secretary and Treasurer Richard
P. Schwarz, Jr., Ph.D.  . . . . . . .    46   Vice President of Clinical and
                                              Regulatory Affairs
Joseph M. Welch . . . . . . . . . . .    56   Vice President of Business Development
James T. Willerson, M.D. (1)(2) . . .    57   Chairman of the Scientific Advisory
                                              Board and Director
Patrick Owen Burns (2)  . . . . . . .    59   Director
Frank C. Carlucci (3) . . . . . . . .    66   Director
Robert J. Cruikshank (3)  . . . . . .    66   Director
James A. Thomson, Ph.D. (3) . . . . .    52   Director

---------------
(1) Member, Executive Committee of the Board of Directors
(2) Member, Compensation and Personnel Committee of the Board of Directors
(3) Member, Audit Committee of the Board of Directors

      The additional information requested by this item will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1997 Annual Meeting of Stockholders to be held on May 6, 1997 and is incorporated by reference from the sections titled "Election of Directors" and "Executive Officers". Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

      The information requested by this item is incorporated by reference from the section titled "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information requested by this item is incorporated by reference from the section titled "Principal Stockholders" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information requested by this item is incorporated by reference from the sections titled "Principal Stockholders," "Compensation Committee Interlocks and Insider Participation," "Director Compensation", "Employment Agreements" and "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)  1.    INDEX TO FINANCIAL STATEMENTS

         Reference is made to the Consolidated Financial Statements, the reports thereon, and the notes thereto commencing at Page F-1 of this Annual Report on Form 10-K. Set forth below is an index to such Financial Statements and Schedules.

                                                                                 PAGE
                                                                                 ----
         Independent Auditors' Report                                             F-1

         Consolidated Balance Sheets as of December 31, 1996 and 1995             F-2

         Consolidated Statements of Operations for the years ended December 31,
         1996, 1995 and 1994, and the period from August 2, 1989 (date of
         incorporation) to December 31, 1996                                      F-3

         Consolidated Statements of Stockholders' Equity for the period from
         August 2, 1989 (date of incorporation) to December 31, 1996              F-4

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994, and the period from August 2, 1989
         (date of incorporation) to December 31, 1996                             F-7

         Notes to Consolidated Financial Statements                               F-8

         2.    INDEX TO EXHIBITS

         Information with respect to this Item is contained in the attached Index to Exhibits.

         The Company will furnish a copy of any one or more of these exhibits to a shareholder who so requests upon receipt of payment for the cost of duplication and mailing the requested items.

    (B)  REPORTS ON FORM 8-K:

    No reports on Form 8-K filed during the quarter ended December 31, 1996.

    All schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or notes thereto.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON THE 11TH DAY OF MARCH, 1997.

                                   TEXAS BIOTECHNOLOGY CORPORATION

                                   By:  /s/  STEPHEN L. MUELLER
                                       ---------------------------------------
                                            Stephen L. Mueller
                                            Vice President of Administration,
                                            Secretary and Treasurer



      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 11TH DAY OF MARCH, 1997.




  SIGNATURE                           TITLE
  ---------                           -----

  /s/  JOHN M. PIETRUSKI              Chairman of the Board of Directors
  ---------------------------
       John M. Pietruski


  /s/  DAVID B. MCWILLIAMS            Director, President and Chief Executive Officer
  ---------------------------         (Principal Executive Officer)
       David B. McWilliams


  /s/  RICHARD A.F. DIXON             Director and Vice President of Research
  ---------------------------
       Richard A.F. Dixon


  /s/  STEPHEN L. MUELLER             Vice President of Administration,
  ---------------------------         Secretary and Treasurer
       Stephen L. Mueller             (Principal Financial and Accounting Officer)


  /s/  PATRICK OWEN BURNS             Director
  ---------------------------
       Patrick Owen Burns


  /s/  FRANK C. CARLUCCI              Director
  ---------------------------
       Frank C. Carlucci


  /s/  ROBERT J. CRUIKSHANK           Director
  ---------------------------
      Robert J. Cruikshank


  /s/  JAMES A. THOMSON               Director
  ---------------------------
       James A. Thomson


  /s/  JAMES T. WILLERSON             Director
  ---------------------------
       James T. Willerson

                          Independent Auditors' Report





The Board of Directors
Texas Biotechnology Corporation:


We have audited the accompanying consolidated balance sheets of Texas Biotechnology Corporation and subsidiary (a development stage enterprise) (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from August 2, 1989 (date of incorporation) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Biotechnology Corporation and subsidiary (a development stage enterprise) as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from August 2, 1989 (date of incorporation) to December 31, 1996, in conformity with generally accepted accounting principles.





                                        KPMG PEAT MARWICK LLP


Houston, Texas
February 21, 1997

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                    1996              1995
                                    ASSETS                                       ------------      -----------

Current assets:
    Cash and cash equivalents                                                    $ 2,127,999        5,724,264
    Short term investments                                                        11,262,292        8,195,307
    Short term note receivable (note 13)                                             122,500          122,500
    Prepaids                                                                         546,752          554,208
    Other current assets                                                             602,975          547,391
                                                                                  ----------       ----------
        Total current assets                                                      14,662,518       15,143,670


Equipment and leasehold improvements, at cost less
    accumulated depreciation and amortization (note 5)                             3,458,012        3,782,829

Other assets                                                                          59,591              --
                                                                                 -----------       ----------
       Total assets                                                              $18,180,121       18,926,499
                                                                                 ===========       ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $ 1,661,339        1,370,708
    Accrued expenses                                                               2,266,376        1,195,556
    Deferred revenue (note 8)                                                        625,000          650,110
                                                                                 -----------       ----------
       Total current liabilities                                                   4,552,715        3,216,374

Commitments and contingencies (notes 6, 7, 8, 9, 12 and 14)

Stockholders' equity (notes 2, 3 and 6):
    Preferred stock, par value $.005 per share.  At December 31, 1996
       and 1995, 5,000,000 shares authorized; none outstanding                           --              --
    Common stock, par value $.005 per share.  At December 31, 1996,
       75,000,000 shares authorized; 25,490,269 shares issued and outstanding.  At December 31, 1995, 40,000,000 shares authorized;
       17,439,365 shares issued and outstanding                                      127,451           87,198
    Additional paid-in capital                                                    77,808,331       59,540,730
    Deferred compensation expense                                                        --           (46,177)
    Deficit accumulated during the development stage                             (64,308,376)     (43,871,626)
                                                                                 -----------       ----------
       Total stockholders' equity                                                 13,627,406       15,710,125
                                                                                 -----------       ----------
       Total liabilities and stockholders' equity                                $18,180,121       18,926,499
                                                                                 ===========       ==========


         See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        For the years ended December 31, 1996, 1995 and 1994, and the period from August 2, 1989 (date of incorporation) to December 31, 1996


                                                                                             AUGUST 2, 1989
                                                                                               (DATE OF
                                                                                              INCORPORATION)
                                                                                                  TO
                                                                                              DECEMBER 31,
                                                   1996             1995          1994            1996
                                                 -----------     ---------      ---------     -------------
Revenues:
   Research agreements (note 8)                  $ 5,395,110     6,788,357      4,250,329        16,433,796
   Products and services                               8,939       217,707        178,934           405,580
   Grant revenue                                       1,727       227,938        289,522           668,951
                                                 -----------    ----------     ----------        ----------
      Total revenues                               5,405,776     7,234,002      4,718,785        17,508,327
                                                 -----------    ----------     ----------        ----------

Expenses:
   Research and development                       22,251,895    14,949,822      8,936,004        55,839,550
   Charge for purchase of in-process research
      and development (notes 9 and 14)                    --     2,061,383      6,404,227         9,465,610
   General and administrative                      4,067,505     4,693,019      3,992,183        19,472,139
   Restructuring & Impairment charges (note 14)      421,165       643,750             --         1,064,915
                                                 -----------    ----------     ----------        ----------
      Total expenses                              26,740,565    22,347,974     19,332,414        85,842,214
                                                 -----------    ----------     ----------        ----------

      Operating loss                              21,334,789    15,113,972     14,613,629        68,333,887
                                                 -----------    ----------     ----------        ----------
Other income (expense):
   Interest income                                   898,039     1,200,921      1,011,251         4,117,158
   Interest expense                                       --        (1,068)        (1,315)          (91,647
                                                 -----------    ----------     ----------        ----------
      Total other income (expense)                   898,039     1,199,853      1,009,936         4,025,511

      Net loss                                   $20,436,750    13,914,119     13,603,693        64,308,376
                                                 ===========    ==========     ==========        ==========

Net loss per share                               $      0.87          0.83           0.97              6.14
                                                 ===========    ==========     ==========        ==========

Weighted average common shares used to compute
   net loss per share                             23,616,033    16,748,995     14,018,269        10,470,502
                                                 ===========    ==========     ==========        ==========


         See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   For the period August 2, 1989 (date of incorporation) to December 31, 1996


                                                                                                         DEFICIT
                                                  COMMON STOCK                                         ACCUMULATED
                                          -------------------------     ADDITIONAL       DEFERRED       DURING THE
                                             SHARES                      PAID-IN       COMPENSATION     DEVELOPMENT
                                             ISSUED        AMOUNT        CAPITAL         EXPENSE          STAGE            TOTAL
                                          -----------   -----------    ------------    ------------    ------------    ------------
Issuance of shares for cash pursuant to
    subscription agreements between
    March and April 1990                   1,885,700    $     9,428          56,572            --              --            66,000
Repurchase and retirement of
    shares (note 2)                         (107,140)          (536)         (3,214)           --              --            (3,750)
Net loss                                        --             --              --              --          (692,951)       (692,951)

                                         -----------    -----------    ------------    ------------    ------------    ------------
    Balance at December 31, 1990           1,778,560    $     8,892          53,358            --          (692,951)       (630,701)
                                         -----------    -----------    ------------    ------------    ------------    ------------

Issuance of shares upon conversion of
    notes payable and accrued interest
    to stockholders and related trusts       554,355          2,772       1,937,483            --              --         1,940,255
Issuance of common stock and
    warrants through private
    placement, net of expenses             6,302,314         31,512      19,310,948            --              --        19,342,460
Net loss                                        --             --              --              --        (1,799,746)     (1,799,746)

                                         -----------    -----------    ------------    ------------    ------------    ------------
    Balance at December 31, 1991           8,635,229    $    43,176      21,301,789            --        (2,492,697)     18,852,268
                                         -----------    -----------    ------------    ------------    ------------    ------------

Net loss                                        --             --              --              --        (4,532,623)     (4,532,623)

                                         -----------    -----------    ------------    ------------    ------------    ------------
    Balance at December 31, 1992           8,635,229    $    43,176      21,301,789            --        (7,025,320)     14,319,645
                                         -----------    -----------    ------------    ------------    ------------    ------------

Issuance of shares related to Genentech
    license acquisition                      285,714          1,429         998,571            --              --         1,000,000
Issuance of shares pursuant to research
    and consulting agreements                  6,999             35          24,465            --              --            24,500
Deferred compensation expense                   --             --           287,158        (287,158)           --              --
Compensation expense related to certain
    stock options                               --             --              --            52,265            --            52,265
Issuance of common stock, warrants
    and underwriter's purchase options
    through initial public offering,
    net of expenses                        3,550,000         17,750      21,001,399            --              --        21,019,149
Net loss                                        --             --              --              --        (9,328,494)     (9,328,494)

                                         -----------    -----------    ------------    ------------    ------------    ------------
    Balance at December 31, 1993,
      carry forward                       12,477,942    $    62,390      43,613,382        (234,893)    (16,353,814)     27,087,065
                                         -----------    -----------    ------------    ------------    ------------    ------------



          See accompanying notes to consolidated financial statements

               TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                                                                                         DEFICIT
                                                    COMMON STOCK                                        ACCUMULATED
                                            -------------------------     ADDITIONAL     DEFERRED       DURING THE
                                               SHARES                      PAID-IN     COMPENSATION     DEVELOPMENT
                                               ISSUED        AMOUNT        CAPITAL       EXPENSE          STAGE            TOTAL
                                            -----------   -----------   ------------   ------------    ------------    ------------
    Balance at December 31, 1993,
      brought forward                        12,477,942   $    62,390     43,613,382       (234,893)    (16,353,814)     27,087,065
                                            -----------   -----------   ------------   ------------    ------------    ------------

Issuance of shares related to
    initial public offering
    overallotment                               532,500         2,663      3,206,002           --              --         3,208,665
Issuance of common stock to former
    ImmunoPharmaceutics'
    shareholders                              1,599,958         8,000      5,799,848           --              --         5,807,848
Issuance of common stock to former
    ImmunoPharmaceutics'
    shareholders held in escrow                 999,956          --             --             --              --              --
Issuance of shares for common
    stock option exercise                           477             2          1,667           --              --             1,669
Issuance of common stock to
    Synthelabo for cash, net of
    expenses                                  1,428,571         7,143      4,952,948           --              --         4,960,091
Compensation expense related to
     stock options                                 --            --             --           95,951            --            95,951
Net loss                                           --            --             --             --       (13,603,693)    (13,603,693)
                                            -----------   -----------   ------------   ------------    ------------    ------------

    Balance at December 31, 1994             17,039,404   $    80,198     57,573,847       (138,942)    (29,957,507)     27,557,596
                                            -----------   -----------   ------------   ------------    ------------    ------------

Issuance of common stock to former
    ImmunoPharmaceutics'
    shareholders held in escrow                    --           5,000      1,404,938           --              --         1,409,938
Issuance of common stock to former
    ImmunoPharmaceutics'
    shareholders pursuant to issue rights       399,961         2,000        561,945           --              --           563,945
Compensation expense related to
     stock options                                 --            --             --           92,765            --            92,765
Net loss                                           --            --             --             --       (13,914,119)    (13,914,119)
                                            -----------   -----------   ------------   ------------    ------------    ------------
    Balance at December 31, 1995,
      carryforward                           17,439,365   $    87,198     59,540,730        (46,177)    (43,871,626)     15,710,125
                                            -----------   -----------   ------------   ------------    ------------    ------------




          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                                                                                         DEFICIT
                                                    COMMON STOCK                                        ACCUMULATED
                                            -------------------------     ADDITIONAL     DEFERRED       DURING THE
                                               SHARES                      PAID-IN     COMPENSATION     DEVELOPMENT
                                               ISSUED        AMOUNT        CAPITAL       EXPENSE          STAGE            TOTAL
                                            -----------   -----------   ------------   ------------    ------------    ------------

    Balance at December 31, 1995,
      brought forward                        17,439,365   $    87,198     59,540,730        (46,177)    (43,871,626)     15,710,125
                                            -----------   -----------   ------------   ------------    ------------    ------------

Issuance of common stock and
    warrants through private
    placement, net of expenses                6,550,990        32,754     12,958,327           --              --        12,991,081
Issuance of common stock for
    stock option exercises                      192,640           963        590,092           --              --           591,055
Issuance of common stock for
    warrant exercises                            57,274           286        200,173           --              --           200,459
Issuance of common stock to
    LG Chem for cash, net of
    expenses                                  1,250,000         6,250      4,519,009           --              --         4,525,259
Compensation expense related to
     stock options                                 --            --             --           46,177            --            46,177
Net loss                                           --            --             --             --       (20,436,750)    (20,436,750)
                                            -----------   -----------   ------------   ------------    ------------    ------------

    Balance at December 31, 1996             25,490,269   $   127,451     77,808,331           --       (64,308,376)     13,627,406
                                            ===========   ===========   ============   ============    ============    ============




          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the years ended December 31, 1996, 1995 and 1994, and the period from August 2, 1989 (date of incorporation) to December 31, 1996

                                                                                                                  AUGUST 2, 1989
                                                                                                                    (DATE OF
                                                                                                                  INCORPORATION)
                                                                                                                       TO
                                                                                                                  DECEMBER 31,
                                                                      1996            1995            1994            1996
                                                                  ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(20,436,750)    (13,914,119)    (13,603,693)    (64,308,376)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
           Write-off of deferred offering costs related
                 to delayed offering                                    24,140            --              --           349,078
           Depreciation and amortization                               759,328         800,614       1,098,602       4,612,167
           Interest expense converted on notes payable
                 to stockholders                                          --              --              --            87,755
           Non cash acquisition costs expensed (notes 9 and 14)           --         2,061,383       6,404,227       9,465,610
           Expenses paid with stock                                       --              --              --            24,500
           Deferred compensation expense                                46,177          92,765          95,951         287,158
           Loss on disposition of fixed assets                           7,056            --              --             7,056
           Impairment of intangible assets                                --           643,750            --           643,750
   Change in operating assets and liabilities, net of
     effect of acquisition:
     (Increase) decrease in prepaids                                     7,456        (108,799)        (15,031)       (369,094)
     (Increase) decrease in receivables                                   --            71,843        (125,064)        (90,286)
     (Increase) in other current assets                                (55,584)       (219,601)       (435,682)       (710,867)
     (Increase) in other assets                                        (33,594)           --              --           (33,594)
     Decrease in inventories                                              --            59,118           2,127          61,245
     (Decrease) increase in current liabilities                      1,361,451       2,010,466        (419,508)      3,861,599
     Increase (decrease) in deferred revenue                           (25,110)     (2,428,841)      1,406,829      (1,047,122)
                                                                  ------------    ------------    ------------    ------------
           Net cash used in operating activities                   (18,345,430)    (10,931,421)     (5,591,242)    (47,159,421)
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                  (494,965)       (199,750)     (1,169,128)     (7,715,920)
   Proceeds from disposition of fixed assets                            27,400            --              --            27,400
   Purchase of short term investments                              (31,176,391)    (23,448,580)    (28,472,640)    (83,097,611)
   Maturity of short term investments                               28,109,406      33,104,073      10,621,840      71,835,319
   Acquisition of subsidiary, net of cash acquired                        --              --          (167,331)       (167,331)
                                                                  ------------    ------------    ------------    ------------
          Net cash provided by (used in) investing activities       (3,534,550)      9,455,743     (19,187,259)    (19,118,143)
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to stockholders and
     related trusts (note 2)                                              --              --              --         1,852,500
   Proceeds from sale of common stock and warrants, net             18,307,855            --         8,170,427      66,905,891
   Repurchase of common stock                                             --              --              --            (3,750)
   Cost of delayed offering                                            (24,140)           --              --          (349,078)
                                                                  ------------    ------------    ------------    ------------
           Net cash provided by financing activities                18,283,715            --         8,170,427      68,405,563
                                                                  ------------    ------------    ------------    ------------

     Net increase (decrease) in cash and cash equivalents           (3,596,265)     (1,475,678)    (16,608,074)      2,127,999

Cash and cash equivalents at beginning of period                     5,724,264       7,199,942      23,808,016            --
                                                                  ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                        $  2,127,999       5,724,264       7,199,942       2,127,999
                                                                  ============    ============    ============    ============

Supplemental schedule of noncash financing activities
   (see notes 2, 9 and 14)                                        $       --         2,061,383       6,404,227      11,405,865
                                                                  ============    ============    ============    ============



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

             During the period from August 2, 1989, (date of incorporation) through March 1990, the Company was largely inactive. Since that time, the Company has been engaged principally in research and drug discovery programs and clinical development of a drug compound. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI"), a San Diego, California based company, in exchange for common stock of the Company. TBC consolidated the IPI operation into TBC in the first half of 1996. (See note 14)

             The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than small amounts of monoclonal antibody compounds and services produced and sold by IPI (now discontinued), the Company has not developed or sold any products, and no assurance can be given that the Company will be able to develop, manufacture or market any products in the future. In addition, no assurance exists that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products which it may develop. Accordingly, the Company is considered to be in the development stage as it has not to date derived significant revenues from its planned principal operations.

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

      (c)    Cash, Cash Equivalents and Short Term Investments

             Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At December 31, 1996, approximately $1,643,000 was invested in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At December 31, 1996, the Company's short term investments consisted of approximately $998,000 in U.S. Treasury Bills and $10,264,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost, which approximates market value. Interest income is accrued as earned.

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

      (f)    Research and Development Costs

             All research and development costs are expensed as incurred and include salaries of research and development employees. For the years ended December 31, 1996, 1995, 1994 and the period from August 2, 1989 (date of incorporation) through December 31, 1996, salaries and benefits totaled approximately $6,233,000, $7,005,000, $4,841,000 and $23,286,000, respectively, of which approximately $4,893,000, $5,612,000, $3,420,000 and $16,946,000,
             respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

      (g)    Net Loss Per Share

             Net loss per share is calculated using the weighted average shares of common stock outstanding during the period. For the years ended December 31, 1996, 1995, 1994 and the period from August 2, 1989 (date of incorporation) through December 31, 1996, the weighted average common shares used to compute net loss per share totaled 23,616,033, 16,748,995, 14,018,269 and 10,470,502, respectively.
             Stock options and stock warrants are considered common stock equivalents, however they are not included in the loss per share computations as their effect is anti-dilutive. Shares held in escrow through June 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the net loss per share calculation until such shares were released or issued.

      (h)    Reclassifications

             Certain reclassifications have been made to prior period financial statements to conform with the December 31, 1996 presentation with no effect on net loss reported.

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

      (k)    Use of Estimates

             Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

      (l)    Accounting Pronouncements

             In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement
             121). The Company has adopted the statement effective December 31, 1995. Statement 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement 121 requires that certain long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company believes the goodwill associated with IPI, $643,750, is impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has recorded a charge to expense during 1995. (See note 14)

             In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans using a fair value based methodology as an alternative to intrinsic value based methodology. In addition, Statement 123 establishes the fair value as the measurement basis for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The accounting and reporting requirements of Statement 123 are effective beginning January 1, 1996. The Company continues to use the intrinsic value method. (See Note 3)

(2)   CAPITAL STOCK

      At December 31, 1996, the Company's authorized capital stock consisted of 75,000,000 shares of common stock, (in May 1996, the Board of Directors proposed, and stockholders approved, an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 40 million shares to 75 million shares) par value $.005 per share, and 5,000,000 shares of preferred stock, par value $.005 per share, issuable in one or more series. During March and April 1990, 1,885,700 shares of common stock were sold pursuant to subscription agreements for $.035 per share (initial offering). Certain stockholders sold a total of 107,140 shares back to the Company. In addition, certain employees and consultants who purchased stock were granted registration rights in certain circumstances, limited pre-emptive rights and limited rights of co-sale with two principal stockholders.

      During 1991, 6,302,314 shares of common stock were sold pursuant to a private placement. Proceeds to the Company were approximately $19.3 million, net of selling expenses. The sales agent, D. Blech & Co. (whose sole stockholder was a principal stockholder of the Company), received approximately $2.3 million in commissions and

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      expense reimbursement, and purchased 629,566 warrants for $.035 each. Each warrant entitles the holder to purchase one share of common stock at $3.50 per share and expires between August 1, 1998 and October 25, 1998. The warrant holder has certain "piggy-back" and demand registration rights with respect to the warrants and underlying shares. As of December 31, 1996, 261,599 of the 629,566 outstanding warrants for shares of stock were assigned to selected dealers who participated in the private placement and others. A total of 57,274 warrants had been exercised as of December 31, 1996.

      Between December 1989 and July 1991, two principal stockholders (and certain related trusts) who were also members of the Board of Directors made loans to the Company totaling $1,852,500. Notes were executed for the loans which carried mandatory conversion provisions. At the time of the 1991 private placement, all principal and accrued interest, which totaled $1,940,255, was converted into 554,355 shares of Common Stock.

      During May, 1993, the Company issued 285,714 shares of common stock to Genentech, Inc. in connection with the Stock Agreement and Sublicense and License Agreement entered into with Genentech, Inc. on the same date. (See note 9) In August, 1993, the Company issued 6,999 shares of common stock in connection with certain collaboration and consulting agreements.

      In December 1993, D. Blech & Company, Incorporated acted as underwriter for an initial public offering of Company securities. Pursuant to this offering, 4,082,500 units were sold including the over-allotment, each unit consisting of one share of common stock (par value $.005 per share) and one warrant to purchase one share of common stock. Proceeds to the Company were approximately $24.2 million, net of selling expenses of approximately $3.3 million. The securities included in the unit were transferable only as a unit until November 7, 1994, at such time when the Company separated the unit into its common stock and warrant components. The warrants are exercisable at $8.44 per share and expire on December 15, 1998. The warrants are redeemable for $.05 per warrant, at the option of the Company, upon 30 days' prior written notice at any time after the last sale price of the common stock has been at least $11.82 for 30 consecutive business days ending within 15 days of the date of the notice of redemption. All of the warrants must be redeemed if any are redeemed. The underwriter received approximately $2.9 million in commissions and expense reimbursement and purchased options to purchase 355,000 units at an exercise price of $11.14. These options were sold for $.001 each and expire on December 15, 1998.

      In July, 1994, the Company acquired all of the outstanding common stock of IPI in exchange for common stock of the Company. TBC issued (i) 1,599,958 shares of common stock which was distributed to the existing IPI shareholders, (ii) 999,956 shares of common stock, issued in the names of IPI shareholders that were held in escrow pending satisfaction of certain research and development milestones and released from escrow on June 30, 1995, and (iii) contingent stock issue rights to issue an aggregate of 1,400,000 shares of common stock, the conversion of which is pending satisfaction of research and development milestones, in exchange for all the issued and outstanding shares of IPI. On June 30, 1995, the Company issued 399,961 shares pursuant to the contingent stock issue rights, upon attainment of certain research and development milestones. In conjunction with the acquisition, in addition to granting piggyback registration rights under certain circumstances, the Company has filed a registration statement on Form S-3 covering the resale of the TBC common stock, which became effective on December 6, 1995. (See note 14)

      In October, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group. In conjunction with the agreement, Synthelabo purchased 1,428,571 shares of common stock for $3.50 per share for a total of $5 million. In addition, the Company has granted demand and piggyback registration rights with respect to such shares under certain circumstances. (See note 8)

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      In February, 1996, the Company completed a private placement of common stock. The Company issued 6,550,990 shares of Common Stock at $2 1/8 per share with proceeds of approximately $13.0 million, net of selling commissions and expenses of approximately $900,000. In accordance with the terms of the offering, the Company filed, pursuant to Rule 415 of the Securities Act, a Shelf Registration Statement as to the resale of the shares of Common Stock sold to the purchasers in the private placement which became effective on June 4, 1996. In connection with the private placement, the co-exclusive agent, Harris, Webb & Garrison received a $634,630 selling commission, 49,775 warrants with an exercise price of $3.05 per share and no registration rights, and 497,749 warrants with an exercise price of $3.66 per share with the underlying common stock being registered, under certain circumstances, on a "piggyback" basis in the event of a public offering of common stock by the Company. The co-exclusive agent, Aurora Capital Corp., received a $124,653 selling commission, 25,587 warrants with an exercise price of $3.36 per share, and 157,350 warrants, of which 8,348 were canceled pursuant to an agreement for services with one of the selected dealers, with an exercise price of $4.58 per share. The common stock underlying Aurora's warrants were registered with the Common Stock issued in the private placement. The co-exclusive agents assigned some of these warrants to others.

      On October 10, 1996 the Company signed a strategic alliance agreement and common stock purchase with LG Chemical, Ltd. ("LG Chem"), a Korean corporation. In conjunction with the agreement, LG Chem purchased 1,250,000 shares of common stock for $4.00 per share for a total of $5 million. In addition, LG Chem has the option to purchase up to $5 million of common stock on one of four exercise dates ending at December 31, 1997. The minimum purchase amount is $1,000,000 and LG Chem and TBC must agree on the purchase price or the option cannot be exercised on the given exercise date. These shares were issued pursuant to "Regulation S" and may not be sold by LG Chem for a period of one year per the agreement. The Company's agents in the contract negotiations received $420,000 in commissions and 113,636 warrants exercisable at $4.40 per share with the resale of the underlying common stock being subject to certain piggyback registration rights.

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

      The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,562,008 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

      The Stock Option Plan for Non-Employee Directors ("Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 71,429 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

      The 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,000,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      Company. The Board of Directors amended the 1995 Plan effective April 1, 1997 to allow 2,000,000 shares to be reserved for issuance subject to the approval of stockholders at the annual meeting on May 6, 1997.

      The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 200,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. In June 1996, the 1995 Director Plan was amended with respect to the election date requirement for a director to request stock in lieu of cash payment of director fees. The Board of Directors amended the 1995 Director Plan effective April 1, 1997 to allow 300,000 shares to be reserved for issuance subject to the approval of stockholders at the annual meeting on May 6, 1997.

      A summary of stock options as of December 31, 1996, follows:


                           Exercise Price                                                                Available
      Stock Option Plans      Per Share       Authorized      Outstanding     Exercised   Exercisable    for Grant
      ------------------   --------------     ----------      -----------     ---------   -----------    ---------
      1990 Plan             $3.50 - $3.56        285,715          173,369        55,125       165,369       57,221

      1992 Plan             $1.41 - $5.36      1,700,000        1,305,513       137,992       683,794      256,495

      Director Plan         $2.40 - $4.54         71,429           42,576           ---        33,148       28,853

      1995 Plan             $1.31 - $4.38      1,000,000          564,500           ---        37,500      435,500

      1995 Director Plan    $1.38 - $5.19        200,000           82,806           ---        49,422      117,194
                                               ---------        ---------       -------       -------      -------
                    TOTALS                     3,257,144        2,168,764       193,117       969,233      895,263
                                               =========        =========       =======       =======      =======

      As of March 4, 1997, the Board of Directors approved increases in the number of shares authorized of 1,000,000 shares in the 1995 Plan and 100,000 shares in the 1995 Director Plan respectively, subject to the approval of stockholders at the annual meeting on May 6, 1997. See (note
      16)

      The Company applies APB Opinion 25 and related interpretations on accounting for its plans. The Company has recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to certain options granted in the period subsequent to May 27, 1993 and prior to the initial public offering. Such amount totaled $287,158, of which $92,765 was charged to expense in 1995. The unamortized deferred compensation expense of $46,177 at December 31, 1995 was expensed during 1996. Had compensation costs for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's proforma net loss and proforma net loss per share for the year ended December 31, 1996 would have been $21,057,088 and $0.89, respectively and for December 31, 1995 would have been $14,116,842 and $0.84, respectively.

      The fair value of options granted during the years ended December 31, 1996 and 1995 for employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 5.82 and 6.65 percent, expected life of between 3 and 8 years, expected volatility of 69 percent and no dividends. There were no options granted for other than employee services.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995 and the changes during the years then ended is presented below:

                                                                                   WEIGHTED-AVERAGE
                                                                  OPTIONS           EXERCISE PRICE
                                                                  -------           --------------
      Outstanding at December 31, 1994 . . . . . . . . .         1,546,800             $ 3.62
      Granted  . . . . . . . . . . . . . . . . . . . . .           717,154               1.51
      Canceled . . . . . . . . . . . . . . . . . . . . .          (208,523)              3.43
      Exercised  . . . . . . . . . . . . . . . . . . . .               ---                ---
                                                                 ---------
      Outstanding at December 31, 1995 . . . . . . . . .         2,055,431               2.90
      Granted  . . . . . . . . . . . . . . . . . . . . .           600,102               4.42
      Canceled . . . . . . . . . . . . . . . . . . . . .          (294,129)              3.52
      Exercised  . . . . . . . . . . . . . . . . . . . .          (192,640)              3.07
                                                                 ---------
      Outstanding at December 31, 1996 . . . . . . . . .         2,168,764             $ 3.22



                                                             December 31, 1996    December 31, 1995
                                                             -----------------    -----------------
      Weighted-average fair value of options granted
      during the period at an exercise price equal to
      market at issue date . . . . . . . . . . . . . . .         $ 2.72                $ 0.88

      The following tables summarize information about the Company's stock options outstanding as of December 31, 1996 and December 31, 1995, respectively:


                                                            Weighted
                                            Weighted        Average                          Weighted
                           Options          Average         Exercise        Options          Average
          Option         Outstanding       Remaining        Price of      Exercisable     Exercise Price
      Exercise Price    as of 12/31/96  Contractual Life   Outstanding  as of 12/31/96    of Exercisable
      --------------    --------------  ----------------   -----------  --------------  ----------------
       $1.31 - $3.50       1,238,673              4.39         $2.18         727,483            $2.56

       $3.56 - $5.36         930,091              6.53         $4.61         241,750             $4.94
                           ---------                                         -------
       $1.31 - $5.36       2,168,764              5.31         $3.22         969,233             $3.15

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                            Weighted         Weighted                          Weighted
                           Options          Average           Average         Options          Average
          Option         Outstanding       Remaining      Exercise Price    Exercisable     Exercise Price
      Exercise Price    as of 12/31/95  Contractual Life  of Outstanding   as of 12/31/95  of Exercisable
      --------------    --------------  ----------------  --------------   --------------  ---------------
       $1.31 - $3.50         1,463,029          5.10            $2.21             477,225          $3.12

       $3.59 - $5.36           592,402          3.32            $4.60             208,833          $4.58
                            ----------                                           --------

       $1.31 - $5.36         2,055,431          4.59            $2.90             686,058          $3.56


      The fair value of warrants issued during the years ended December 31, 1996 and 1995 for other than employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of
      6.06 percent, expected life of 5 years, expected volatility of 69 percent and no dividends.

      The following table summarizes the status of the Company's warrants as of December 31, 1996 and 1995, and changes during the periods then ended is presented below:

                                                                                      WEIGHTED-AVERAGE
                                                                      WARRANTS         EXERCISE PRICE
                                                                      --------         --------------
           Outstanding at December 31, 1994 . . . . . . . . .         4,712,066          $  7.78
           Issued . . . . . . . . . . . . . . . . . . . . . .               ---              ---
           Forfeited  . . . . . . . . . . . . . . . . . . . .               ---              ---
           Canceled . . . . . . . . . . . . . . . . . . . . .          (373,633)            3.50
           Reissued . . . . . . . . . . . . . . . . . . . . .           373,633             3.50
                                                                      ---------
           Outstanding at December 31, 1995 . . . . . . . . .         4,712,066             7.78
           Issued . . . . . . . . . . . . . . . . . . . . . .           844,097             3.89
           Forfeited  . . . . . . . . . . . . . . . . . . . .               ---              ---
           Canceled . . . . . . . . . . . . . . . . . . . . .          (124,732)            3.93
           Exercised  . . . . . . . . . . . . . . . . . . . .           (57,274)            3.50
           Reissued . . . . . . . . . . . . . . . . . . . . .           116,384             3.88
                                                                      ---------
           Outstanding at December 31, 1996 . . . . . . . . .         5,490,541          $  7.23


                                                                  DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                  -----------------     -----------------
           Weighted-average fair value of warrants issued during
           the year ended at an exercise price equal to market
           price at issue date  . . . . . . . . . . . . . . .           $0.00                  $0.00

           Weighted-average fair value of warrants issued during
           the year ended at an exercise price less than market
           at issue date  . . . . . . . . . . . . . . . . . .           $2.26                  $0.00

           Weighted-average fair value of warrants issued during
           the year ended at an exercise price greater than
           market at issue date . . . . . . . . . . . . . . .           $2.17                  $0.00

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The warrants shown above were issued in connection with equity transactions of the Company and, therefore, there is no effect on net income.

      During December 1996, the Compensation and Personnel Committee of the Board of Directors authorized the extension of options originally granted for a five year period to ten years upon election by individual option holders. No elections were made in 1996 and when such elections are made in 1997, may result in compensation expense being recorded for any difference between the original option exercise price and fair market value on the effective date of the election.

(4)   INCOME TAXES

      The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      At December 31, 1996 and 1995, the net deferred tax asset totaled approximately $22,000,000 and $15,355,000, respectively, and was fully reserved. The Company did not incur any tax expense in any year due to operating losses.

      At December 31, 1996, 1995 and 1994, the Company had net operating loss carry forwards of approximately $45,496,000, $28,292,000 and $19,411,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carry forwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carry forwards will expire during the years beginning 2002 through 2011.

(5)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of the following:

                                                              December 31,1996     December 31, 1995
                                                              ----------------     -----------------
      Laboratory and office equipment                           $ 4,079,728           $ 3,827,643
      Leasehold improvements                                      3,701,772             3,701,772
                                                                -----------           -----------
                                                                  7,781,500             7,529,415
      Less accumulated depreciation and amortization             (4,323,488)           (3,746,586)
                                                                -----------           -----------
                                                                $ 3,458,012           $ 3,782,829
                                                                ===========           ===========

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(6)   COMMON STOCK RESERVED

      The Company has reserved common stock for issuance as of December 31, 1996 as follows:

             Stock option plans                                     3,064,027
             Agreement with Genentech, Inc.                           285,715
             Warrants issuable under the Genentech Agreement          142,858
             Warrants outstanding                                   5,490,541
             Underwriters purchase options and related warrants       710,000
             IPI acquisition (contingent shares)                    1,000,000 (See note 14)
                                                                   ----------
                  Total shares reserved                            10,693,141
                                                                   ==========

      LG Chem has the option to purchase up to $5 million of common stock on one of four exercise dates ending at December 31, 1997. The minimum purchase amount is $1,000,000 and LG Chem and TBC must agree on the purchase price or the option cannot be exercised on the given exercise date. As of March 4, 1997, the Board of Directors approved an additional
      1.1 million in Common Stock issuable pursuant to the stock option plans, subject to the approval of stockholders at the annual meeting on May 6, 1997, which would be in addition to the reserved shares shown. See (note
      16)

(7)   CLINICAL RESEARCH AGREEMENTS

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

      On April 1, 1995 the Company entered into an agreement with Coromed, Inc. for data management services for the clinical trial related to use of NOVASTAN(R) in patients with Heparin-Induced Thrombocytopenia ("HIT"). The term of the agreement is 17 months, subject to extension upon the mutual written agreement of both parties. The parties have agreed to a total budget of $245,295. Of this amount, $24,530 was paid upon execution of the contract. Subsequent payments will be paid upon completion of certain tasks. In addition, the Company has engaged Coromed to provide various services related to other ongoing NOVASTAN(R) trials being conducted by the Company.

      On June 1, 1995, the Company entered into an agreement with Coromed, Inc., to coordinate the clinical evaluation of NOVASTAN(R) as an adjunct to t-PA in acute myocardial infarction. Coromed is responsible for managing all aspects

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      of the clinical trial and making all financial remuneration to testing sites. The term of the agreement is 16 months, subject to extension upon the mutual written agreement of both parties. The term of the contract expired on October 1, 1996, however, the trials are still ongoing and the terms of the contract remain in effect. The parties have agreed to a total budget of $961,659. Of this amount, $44,000 was paid upon execution of a letter of intent and $138,566 was paid upon execution of the agreement. Subsequent payments will be made monthly on a per patient basis, to a maximum total of approximately $734,000. Three additional payments of $15,000 each will be made upon completion of specified tasks by Coromed. If the clinical trial is completed in less than 13 months, the Company will pay Coromed a bonus calculated as a percentage of personnel costs as set forth in the budget, to a maximum bonus amount of approximately $45,000.

      On July 1, 1995 the Company entered into an agreement with Coromed, Inc. for program management services and clinical monitoring services for a clinical trial comparing the efficacy and safety of NOVASTAN(R) versus Arvin(R) in patients with Heparin-Induced Thrombocytopenia ("HIT") or Heparin-Induced Thrombocytopenia and Thrombosis Syndrome ("HITTS"). The original term of the agreement was 15 months, and was extended until March 31, 1997. The parties have agreed to a total budget of $409,270 including the extension. Of this amount, $30,000 was paid upon execution of a letter of intent. Subsequent payments will be paid upon completion of certain tasks.

 (8)  RESEARCH AGREEMENTS

      During September 1993, IPI entered into an agreement to provide research and development services, over a period of 30 months, to EISAI Co., LTD ("EISAI"). The agreement guaranteed $3,900,000 in contract research funding and allowed for additional amounts to be received upon the attainment of certain milestones. In addition, the contract provided for an extension for up to two additional years at the sole discretion of EISAI, if TBC received written notification from EISAI in September 1995. EISAI did not send written notification extending the contract. The agreement provides for payment of royalties under certain conditions. As of December 31, 1995, the total $3,900,000 in contract payments had been received, of which approximately $400,000 was included in current deferred revenue at December 31, 1995. On August 10, 1995, IPI received a $2,000,000 milestone payment from EISAI, which was recognized as income in the third quarter. In conjunction with the agreement, IPI remunerated a former director of the Company as a third party consultant under an agreement which provides for compensation based upon cash received from EISAI pursuant to the EISAI agreement. The agreement expired in March 1996.

      On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group, to develop and market compounds for vascular proliferative disease derived from the Company's research programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for $3.50 per share for a total of $5 million becoming the Company's largest shareholder at that time and paid the Company a non-refundable licensing fee of $3 million. In addition, Synthelabo committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000). Beginning October 31, 1996, the parties to the agreement have agreed to revise the payment for the third year to be $750,000 which has already been paid. No such payments will be made in 1997. Synthelabo has agreed, upon the achievement of certain milestones, to make further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth", as defined in the agreement, be less than $5 million as of the end of any calendar quarter during the term of the agreement. For the years ended

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      December 31, 1995 and December 31, 1996, TBC received $3 million related to the Synthelabo agreement. Synthelabo will pay royalties to TBC based on the net sales in those areas covered in the agreement. In exchange for the above consideration, Synthelabo will receive an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union. The first quarterly research payment of $750,000 was received on October 31, 1994, of which $500,000 was recognized in 1994. During the year ended December 31, 1996, research payments of $3,000,000 were received of which $2,625,000 was recognized as income during the year. Synthelabo amended the contract effective on November 1, 1996 noting that the November 1996 research payment of $750,000 would be for research conducted during the period of November 1, 1996 through October 31, 1997. As of December 31, 1996, $625,000 is included in current deferred revenue. Synthelabo will pay royalties to TBC, based on the net sales, in those geographic areas covered in the agreement.

      During 1995, the Company and Synthelabo mutually agreed to exchange certain clinical data. During 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies. Over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC up to $2,920,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. As of December 31, 1996, TBC has recognized approximately $2.3 million of revenue related to these agreements. Synthelabo is the licensee for NOVASTAN(R) in certain territories other than those which were sublicensed to TBC.

      On October 10, 1996, the Company signed a strategic alliance agreement with LG Chem, a Korean corporation, to develop and market compounds derived from the Company's Endothelin Receptor and Selectin Antagonist for certain disease indications. Upon consummation of the transaction, LG Chem purchased 1,250,000 shares of common stock for $4.00 per share for a total of $5 million. In addition, LG Chem has committed to pay $10.7 million in research payments. Of this amount, $100,000 will be paid on or before December 31, 1996, $1.0 million will be paid on each of June 30 and December 31 of 1997, 1998, 1999 and 2000, and $1.3
      million on June 30 and December 31, 2001. LG Chem has the right to terminate future research payments if TBC fails to meet certain Agreement milestones, which milestones will be established by the parties in accordance with the agreement. LG Chem will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, a commission on all future research payments as well as a royalty on net sales.

(9)   LICENSE AGREEMENT

      In May 1993, TBC entered into an agreement with Genentech to sublicense Genentech's rights and technology relating to NOVASTAN(R) (argatroban) originally licensed to Genentech by Mitsubishi Chemical Corporation ("Mitsubishi"), and to license Genentech's own proprietary technology developed with respect to NOVASTAN(R) (the "Genentech Agreement"). Under the license and sublicense, the Company has an exclusive license to use and sell NOVASTAN(R) in the United States and Canada for specified human cardiovascular indications, not including cerebral thromboembolism (stroke). The Company is required to pay Genentech and Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the United States and Canada. Genentech has the right to terminate the agreement or to cause the license to become non-exclusive if the Company fails to exercise due diligence in performing its obligations under the agreement for a period of 60 days after receiving written notice from Genentech or fails to maintain a minimum consolidated tangible net worth of $5.0 million. The Genentech Agreement, as amended, provides that Mitsubishi may terminate Genentech's license with Mitsubishi (which results in the termination of the Genentech Agreement as well) if TBC does not file an NDA for NOVASTAN(R) with the FDA no later than June 30, 1997, subject to certain additional goals

               TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                      (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


being met by TBC. As of December 31, 1995, TBC had not met certain of those goals. However, Mitsubishi has agreed to withhold its rights to terminate the license with Genentech if the NDA is filed by June 30, 1997, and if TBC accomplishes the following milestones: (i) on or before December 31, 1996, TBC shall have met certain enrollment guidelines for certain NOVASTAN(R) clinical trials; (ii) on or before March 31, 1997, TBC shall complete, report and analyze certain other NOVASTAN(R) clinical trials; (iii) on or before September 30, 1997, TBC shall have agreed to proceed with the Phase III trial in AMI, and
(iv) TBC shall comply with certain reporting and information meeting requirements. If these milestones are not met, Mitsubishi will retain the rights to terminate the Genentech license; provided, that if such termination results from TBC's violation of the milestone described in (iii) above, TBC will receive a license from Mitsubishi in the field of HIT/HITTS on the same terms, as presently included in the Genentech Agreement. As of December 31, 1996, TBC had not met certain of these goals and to date, Mitsubishi has not asserted its rights to terminate the license arising out of this default. Either party may terminate the Genentech Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. The Genentech Agreement is also subject to the continuation of Genentech's license agreement with Mitsubishi, which is only terminable if Genentech defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. Unless terminated sooner pursuant to the above described termination provisions, the Genentech Agreement is expected to expire in June 2007. Under the Genentech Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009.

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

(10)  401(k) PLAN

      The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $9,500 per employee in 1996. At the present time, no matching contributions have been authorized by the Board of Directors. Costs associated with administering the plan totaled approximately $10,000 in 1996. During 1995, the existing 401(k) plan of ImmunoPharmaceutics, Inc. was merged into the Texas Biotechnology Corporation plan.

(11)  CONSOLIDATION OF IMMUNOPHARMACEUTICS, INC.

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

(12)  COMMITMENTS AND CONTINGENCIES

      a)     Employment Agreements

             Since inception, the Company has entered into employment agreements with certain officers and key employees. The Company has signed agreements with five of its officers to provide certain benefits in the event of a "change of control" as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to eighteen (18) months to three (3) years of annual base salary and annual bonus if any. The base salary portion of the agreements would aggregate approximately $1.6 million at current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of eighteen (18) months to three (3) years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

      (b)    Lease Agreements

             The Company has renegotiated its noncancelable lease agreement which began December 1, 1990 for its facilities in Houston, Texas and executed a new lease agreement. The new lease is effective January 1, 1995 and calls for a lease term of six years at an annual rate of $706,663 for 1995 and $712,449 for 1996 through December 2000 subject to adjustments based on certain variable building operating expenses. The Company also amended the lease effective for the period from October 1, 1996 through June 30, 1997 to include additional expansion space for research and development. For the years ended December 31, 1996, 1995, 1994, and the period from August 2, 1989 (date of incorporation) to December 31, 1996, rent and related building services totaled approximately $1,025,000, $1,218,000, $1,416,000 and $6,969,000,
             respectively, of which approximately $924,000, $1,076,000, $1,225,000 and $5,242,000, respectively, was charged to research and development expense.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





             Total committed lease payments from January 1, 1997 through December 31, 2000 equal $2,849,796. The Company has also committed to pay for seventy-four parking spaces during the lease at the facility established rate charged which currently approximates $45,000 per annum. The lease also includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours. Currently, the amount of these charges is approximately $250,000 per annum, payable in monthly installments. These charges are subject to annual adjustments based on the local consumer price index. Should the Company terminate the use of non-standard services, an additional amount of up to $4,167 per month shall be due in addition to base rent on the remaining lease payments through December 2000. In addition, the lease grants certain credits to rent and utilities which at December 31, 1996 totaled approximately $225,000, and which will be amortized on a straight line basis over the lease term.

             The Company leases certain scientific equipment and computer hardware and software. These have been classified as operating leases. The future minimum lease payments for noncancelable equipment leases are $45,310 and $3,776 for the years ended December 31, 1997 and 1998. For the year ended December 31, 1996 and the period August 1, 1994 through December 31, 1996, lease expenses totaled $114,321 and $314,246, respectively.

      c)     Legal Proceedings

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

             On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated
             pretrial proceedings with the action pending there.   In light of
             the transfer and consolidation of the Texas case with similar cases against other companies for which Blech acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





             consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company and its officers and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Given the early stage of that case, which is the only remaining shareholder litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously.

(13)  SHORT TERM NOTE RECEIVABLE

      On April 12, 1994, the Company loaned $350,000 to D. Blech and Company, Incorporated in exchange for a non-interest bearing promissory note of even amount. The loan represents advance payment of a success fee pursuant to a consulting agreement with D. Blech and Company, Incorporated payable in connection with the IPI acquisition (note 14). As of December 31, 1996, $227,500 of the fee had been earned. The remaining amount of the note will be considered earned as fees upon issuance of the remaining Company stock related to the IPI acquisition upon the satisfaction of the conditions to issuance. Any amount not earned will be due and payable on the day following the date the conditions cannot be met or June 18, 1997.

(14)  ACQUISITION OF IMMUNOPHARMACEUTICS, INC.

      On July 25, 1994, the Company acquired all of the outstanding common stock of IPI in exchange for common stock of the Company. TBC issued (i) 1,599,958 shares of common stock which was distributed to the existing IPI shareholders, (ii) 999,956 shares of common stock, issued in the names of IPI shareholders that was held in escrow pending satisfaction of certain research and development milestones and released from escrow on June 30, 1995, and (iii) contingent stock issue rights to issue an aggregate of 1,400,000 shares of common stock, the conversion of which is pending satisfaction of research and development milestones, in exchange for all the issued and outstanding shares of IPI (after conversion of the IPI Series A and Series B preferred stock and all options and warrants). On June 30, 1995, the Company issued 399,961 shares pursuant to the contingent stock issue rights, upon attainment of certain research and development milestones.

      The acquisition of IPI was accounted for under the purchase method of accounting. The aggregate purchase price (consisting of the fair value of non-contingent TBC shares issued, transaction expenses and liabilities assumed) was allocated to the tangible and intangible assets acquired based on their estimated fair value as of the date of the acquisition. The common stock issued on July 25, 1994 was valued at $3.63 per share which was derived by discounting the value of the TBC shares without the attached warrant on July 25, 1994. The common stock issued on June 30, 1995 and the common stock released from escrow was valued at $1.41 per share which was derived by discounting the value of the TBC shares on June 30, 1995. During the second quarter of 1995, the Company charged $1,973,883 to in-process research and development expense which represented the value of the 1,399,917 shares of TBC common stock (including 999,956 shares released from escrow and 399,961 shares issued pursuant to the

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      contingent stock issue rights) given as consideration for acquired technology. The value of the remaining shares issuable upon conversion of the contingent stock issue rights will be determined when the research and development milestones are met by IPI, if ever, and additional in-process research and development expense will be recorded at such time. As of December 31, 1996, the Company had determined that the contractual requirements for issuance of additional shares pursuant to the contingent stock issue rights had not been met. The Company has received notification from the committee representing former IPI
      shareholders that it does not agree with this determination.   Any
      further discussion would be by arbitration pursuant to the Acquisition Agreement.

      The following is an allocation of the purchase price to the tangible and intangible assets acquired based on their estimated fair value as of the date of the IPI acquisition:

             Common stock issued to IPI shareholders on July 25, 1994        $  5,807,848
             Common stock released from escrow on June 30, 1995                 1,409,938
             Common stock issued pursuant to contingent stock issue
                  rights on June 30, 1995                                         563,945
             Costs and expenses of acquisition                                    461,368
             Liabilities assumed                                                1,738,238
                                                                             ------------
                 Total purchase price                                        $  9,981,337
                                                                             ============

             Current assets                                                  $    457,263
             Equipment, furniture and fixtures and leasehold improvements         308,464
             Intangible assets                                                    750,000
             In-process research and development                                8,465,610
                                                                             ------------
                                                                             $  9,981,337
                                                                             ============

      The Company consolidated the IPI operation into TBC's in the first half of 1996. The overall financial impact on the Company's performance was positive in 1996 due to the reduction in general and administrative expenses and the elimination of some research and development positions associated with IPI. The Company believes the goodwill associated with IPI, $643,750, is impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has charged it to expense in the year ended December 31, 1995. The restructuring costs associated with the consolidation of the IPI operation were approximately $421,000 and have been expensed in 1996. The costs included waste disposal, future lease commitments, severance pay and related taxes.

(15)  ASSET SALE

      On October 2, 1995, IPI sold the assets of a division, QED, which manufactures and sells monoclonal antibodies. The buyer was QED Bioscience, Inc., a California corporation ("QEDB"), owned by Dr. Edward
      T. Maggio, two former IPI employees and two other individuals. Dr. Maggio is also an officer of QEDB. The sale agreement restricts the activities that Dr. Maggio can perform as an officer and shareholder of QEDB as long as he is an employee of the Company. The Company received $150,000 in cash, payment for certain prepaid items and inventory and royalties of $30,000, in total, to be paid at the rate of $10,000 per year. Five IPI employees that were assigned to QED resigned and are now employed by QEDB. The divestiture of the QED assets will have no material future impact on the operations of the Company.

      During the fourth quarter of 1996, the Company concluded an agreement with Structural BioInformatics, Inc. ("SBI"), wherein the Company received 468,334 shares of common stock of SBI in exchange for certain assets and use of a portion of facilities and equipment. The common stock was valued at $59,591 which is comprised of

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





      $25,997 in net book value of assets given up and $33,594 representing the value of facilities and equipment use provided. Pursuant to the agreement, the Company has the right to certain databases developed by SBI. Dr. Maggio is an officer of SBI.

(16)  SUBSEQUENT EVENTS (UNAUDITED)

      As of March 4, 1997, the Board of Directors approved increases in the number of shares authorized of 1,000,000 shares in the 1995 Plan and 100,000 shares in the 1995 Director Plan respectively, subject to the approval of stockholders at the annual meeting on May 6, 1997.

                               INDEX TO EXHIBITS

  Exhibit No                            Description of Exhibit
  ----------                            ----------------------
   2.1   (8)*    Plan and Agreement of Merger, dated June 17, 1994, among the
                 Company, TBC Acquisition Company No. 1 and certain major
                 shareholders of ImmunoPharmaceutics, Inc.

   2.2   (9)     Common Stock Purchase Agreement between the Company and
                 Sylamerica, Inc., a Subsidiary of Synthelabo S.A. dated
                 October 11, 1994 (the "Purchase Agreement") and Disclosure
                 Schedule

   3.1   (1)     Certificate of Incorporation, as amended

   3.2   (1)     By-laws, as amended

   3.3   (1)     Amendment to Article IV of By-laws

   3.4   (10)    Amendment to the Certificate of Incorporation dated
                 November 30, 1993

   3.5   (10)    Amendment to the Certificate of Incorporation dated
                 May 20, 1994

   3.6   (18)    Certificate of Amendment of Certificate of Incorporation

   3.7   (19)    Amended and Restated By-laws of Texas Biotechnology Corporation

   4.1   (1)     Article II of the By-laws

   4.4   (1)     Agreement with Dr. James T. Willerson dated March 6, 1990

   4.5   (1)     Agreement with Dr. Richard Dixon dated February 23, 1990

   4.6   (7)     Form of Warrant Agreement (with Form of Warrant)

   4.7   (7)     Form of Underwriter's Unit Purchase Options

  10.3   (1)     Employment Agreement with Dr. Richard A. F. Dixon dated
                 July 15, 1990

  10.4   (1)     Consulting Agreement with Dr. James T. Willerson dated
                 January 1, 1990

  10.6   (1)     Consulting Agreement with Mr. John M. Pietruski dated
                 January 1, 1992

  10.11  (2)     Employment Agreement with David B. McWilliams dated
                 July 15, 1992

  10.12  (3)     Consulting Agreement with Hennessey & Associates, Ltd.

  10.17  (4)(5)* Sublicense and License Agreement dated May 27, 1993 between
                 Company and Genentech, Inc., together with exhibits

  10.18  (4)*    Stock Agreement dated May 27, 1993 between the Company and
                 Genentech, Inc.

  10.19  (4)     Technology License Agreement dated June 1, 1993 between the
                 Company and University of Houston- University Park

  10.25  (6)     Consulting Agreement dated August 1, 1993, between the
                 Company and D. Blech & Company, Incorporated

  10.27  (9)*    License and Research and Development Agreement between the
                 Company and Synthelabo S.A. dated October 11, 1994 (the
                 "License Agreement"), Schedule 1 - Patent Applications,
                 Schedule 1.27 - Territories, and Schedule 3.2(c) - Work Plan
                 for the Company's Restenosis Program

                 -   Schedule 1 - Patent Applications.

                 -   Schedule 1.27 - Territories.

                 -   Schedule 3.2(c) - Work Plan for the Company's Restenosis
                     Program.

  10.28  (11)*   Agreement between ImmunoPharmaceutics, Inc. And EISAI Co., LTD

                 -   Exhibit A-1 - Work plan timelines.

                 -   Exhibit A-2 - Project research proposal.

                 -   Exhibit B - Proposed EISAI Additional Research Payment.

                 -   Exhibit C - Royalty terms.

                 -   Exhibit D - Principal License Terms.

                 -   Exhibit E - List of the Countries in Asia.

                 -   Exhibit F - Personnel Allocation

  10.31  (12)    Lease Agreement dated, February 24, 1995 between Texas
                 Biotechnology Corporation and Doctors Center, Inc.

  10.33  (12)    Amended and Restated 1990 Incentive Stock Option Plan

  10.34  (12)    Amended and Restated 1992 Incentive Stock Option Plan (as of
                 March 3, 1995)

  10.36  (12)    Employment Agreement, dated February 7, 1995 between Richard
                 P. Schwarz Jr., Ph.D. and Texas Biotechnology Corporation

  10.38  (13)    Clinical Trial Research Agreement dated February 10, 1995
                 between Texas Biotechnology Corporation and Coromed, Inc.

  10.39  (14)    Amended and Restated Stock Option Plan for Non-Employee
                 Directors

  10.40  (14)    1995 Stock Option Plan

  10.42  (16)    Clinical Trial Research Agreement dated April 1, 1995 between
                 Texas Biotechnology Corporation and Coromed, Inc.

  10.43  (16)    Clinical Trial Research Agreement dated June 1, 1995 between
                 Texas Biotechnology Corporation and Coromed, Inc.

  10.44  (16)    Clinical Trial Research Agreement dated July 1, 1995 between
                 Texas Biotechnology Corporation and Coromed, Inc.

  10.45  (15)*   Extension Agreement between the Company, Genentech, Inc.
                 and Mitsubishi Chemical Corporation dated as of June 30, 1995
                 (the "Extension Agreement").

  10.46  (16)    Employee Agreement with Stephen L. Mueller and Texas
                 Biotechnology Corporation dated July 1, 1995.

  10.47  (16)    Employee Agreement with David B. McWilliams and Texas
                 Biotechnology Corporation dated July 1, 1995.

  10.48  (16)    Employee Agreement with Richard A. F. Dixon, Ph.D. and Texas
                 Biotechnology Corporation dated July 1, 1995.

  10.49  (16)    Employee Agreement with Richard P. Schwarz, Jr., Ph. D. and
                 Texas Biotechnology Corporation dated July 1, 1995.

  10.50  (16)    Employee Agreement with Joseph M. Welch and Texas
                 Biotechnology Corporation dated July 1, 1995.

  10.51  (17)*   Letter Agreement regarding Argatroban Studies Information
                 dated December 14, 1995, between the Company and Synthelabo
                 Recherche

  10.52  (17)    Amendment B to Clinical Trial Research Agreement dated
                 February 10, 1995 between Texas Biotechnology Corporation
                 and Coromed Inc.

  10.53  (18)    Letter of Understanding between Texas Biotechnology
                 Corporation and Mitsubishi Chemical Corporation dated
                 July 10, 1996

  10.54  (18)    Form of Indemnification Agreement between Texas Biotechnology
                 Corporation and its officers and directors dated May 3, 1996

  10.55  (18)    Amended and Restated 1995 Non-Employee Director Stock Option
                 Plan (as amended by the Board of Directors on June 30, 1996)

  10.56  (19)*   Strategic Alliance Agreement between Texas Biotechnology
                 Corporation and LG Chemical, Ltd. dated October 10, 1996

  10.57  (19)    Common Stock Purchase Agreement between Texas Biotechnology
                 Corporation and LG Chemical, Ltd. dated October 10, 1996

  10.58 Third Amendment dated January 1, 1997 to Consulting Agreement with John M. Pietruski dated January 1, 1992.

  10.59 Amendment to License and Research and Development Agreement between the Company and Synthelabo S.A.

  23.1           Independent Auditors' Consent

  27.1           Financial Data Schedule

-----------------

* The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's Form 10 (File No. 0-20117) effective June 26, 1992 (as amended) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended June 30, 1992 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended September 30, 1992 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended June 30, 1993 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Form 10-Q/A-1 (File No. 0-20117) for the quarter ended June 30, 1993 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended September 30, 1993 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Form S-1 registration statement (File No. 0-20117) effective December 15, 1993 (as amended) and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Form 8-K (File No. 0-20117) filed with the Securities and Exchange Commission (the "Commission") on October 5, 1994 (as amended) and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Form 8-K/A (File No. 0-20117) filed with the Commission on March 13, 1995 (as amended) and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) filed with the Commission on November 14, 1994.

(11) Filed as an exhibit to the Company Form 10-Q/A-1 (File No. 0-20117) for the quarter ended September 30, 1994 filed with the Commission on March 13, 1995.

(12) Filed as an exhibit to the Company's Form 10-K (File No. 0-20117) for the year ended December 31, 1994 and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended March 31, 1995 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended June 30, 1995 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) initially filed with the Securities and change Commission on October 6, 1995 and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended September 30, 1995 and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended March 31, 1996 and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended June 30, 1996 and incorporated herein by reference.

(19) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended September 30, 1996 and incorporated herein by reference.