Form 10-K/A
period 1996-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1997-03-13
CIK 887023

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [No Fee Required]

                  For the Fiscal Year Ended December 31, 1996

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [No Fee Required]

                        Commission File Number:  1-12574


                        TEXAS BIOTECHNOLOGY CORPORATION
             (Exact name of Registrant as specified in its charter)


        Delaware                                              13-3532643
(State of Incorporation)                                   (I.R.S. Employer
                                                         Identification Number)

                            7000 Fannin, Suite 1920
                              Houston, Texas 77030
                                 (713) 796-8822

   (Address and telephone number of principal executive offices and zip code)


          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
           Title of Each Class                     on Which Registered
           -------------------                     -------------------
      Common Stock, $.005 par value              American Stock Exchange
Redeemable common stock purchase warrants        American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.005 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                    ---    ---

      The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $146,527,000 as of February 28, 1997.

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997:

        Title of Class                                        Number of Shares
        --------------                                        ----------------
Common Stock, $.005 par value                                 25,491,603

      Documents incorporated by reference:

                         Document                             Form 10-K Parts
                         --------                             ---------------
Definitive Proxy Statement, to be filed within 120 days of         III
          December 31, 1996 (specified portions)


================================================================================

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 13th day of March, 1997.


                                  TEXAS BIOTECHNOLOGY CORPORATION

                                  By:      /s/ STEPHEN L. MUELLER
                                     ----------------------------------------
                                               Stephen L. Mueller
                                        Vice President of Administration,
                                             Secretary and Treasurer