Form 10-Q
period 1997-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1997-05-12
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-12574

                        TEXAS BIOTECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-3532643
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         7000 Fannin, Suite 1920, Houston, Texas            77030
--------------------------------------------------------------------------------
         (Address of principal executive office)         (Zip code)

                                 (713) 796-8822
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Class                                  Outstanding at March 31, 1997
            -----                                  -----------------------------
    Common Stock, $0.005 par value                           25,625,965

                        TEXAS BIOTECHNOLOGY CORPORATION

                               TABLE OF CONTENTS





                                                                                             PAGE NO.
                                                                                             --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996                1

           Consolidated Statements of Operations for the three months ended
           March 31, 1997 and 1996 and the period from August 2, 1989 (date of
           incorporation) through March 31, 1997                                                 2

           Consolidated Statements of Cash Flows the three months ended March
           31, 1997 and 1996, and the period from August 2, 1989 (date of
           incorporation) through March 31, 1997                                                 3

           Notes to Consolidated Financial Statements                                            4

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               13



PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                           17

           ITEM 2:  Changes in Securities                                                       17

           ITEM 3:  Defaults Upon Senior Securities                                             18

           ITEM 4:  Submission of Matters to a Vote of Security Holders                         18

           ITEM 5:  Other Information                                                           18

           ITEM 6:  Exhibits and Reports on Form 8-K                                            18



SIGNATURES                                                                                      19


INDEX TO EXHIBITS                                                                               20


                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS


                                                                             MARCH 31,      DECEMBER 31,
                                  ASSETS                                      1997             1996
                                 -------                                   ------------    -------------
                                                                           (Unaudited)
Current assets:
       Cash and cash equivalents                                           $  3,592,436       2,127,999
       Short term investments                                                10,650,745      11,262,292
       Short term note receivable                                               122,500         122,500
       Prepaids                                                                 470,718         546,752
       Inventory                                                                167,560              --
       Other current assets                                                     810,915         602,975
                                                                           ------------    ------------
            Total current assets                                             15,814,874      14,662,518

Equipment and leasehold improvements, at cost less
       accumulated depreciation and amortization (note 5)                     3,486,568       3,458,012

Other assets                                                                     59,591          59,591
                                                                           ------------    ------------

           Total assets                                                    $ 19,361,033      18,180,121
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
       Accounts payable                                                    $  2,593,964       1,661,339
       Accrued expenses                                                         409,577       2,266,376
       Deferred revenue (note 8)                                                437,500         625,000
                                                                           ------------    ------------
           Total current liabilities                                          3,441,041       4,552,715

Commitments and contingencies (notes 6, 8, 9 and 11)

Stockholders' equity (notes 2, 3 and 6):
       Preferred stock, par value $.005 per share.  At March 31, 1997
           5,000,000 shares authorized; 6,000 shares of 5% cumulative convertible issued and outstanding.  At December 31, 1996,
           5,000,000 shares authorized, none outstanding                             30              --
       Common stock, par value $.005 per share.  At March 31, 1997,
           75,000,000 shares authorized; 25,625,965 shares issued and outstanding.  At December 31, 1996, 25,490,269 shares
           issued and outstanding                                               128,129         127,451
       Additional paid-in capital                                            84,502,555      77,808,331
       Deficit accumulated during the development stage                     (68,710,722)    (64,308,376)
                                                                           ------------    ------------
           Total stockholders' equity                                        15,919,992      13,627,406
                                                                           ------------    ------------

           Total liabilities and stockholders' equity                      $ 19,361,033      18,180,121
                                                                           ============    ============

          See accompanying notes to consolidated financial statements




FORM 10-Q                                                                 Page 1

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                                                                   AUGUST 2, 1989
                                                                                      (DATE OF
                                                                                   INCORPORATION)
                                                             THREE MONTHS ENDED          TO
                                                                 MARCH 31,            MARCH 31,
                                                            1997          1996          1997
                                                        ------------ ------------  --------------

Revenues:
         Research agreements (note 8)                   $   797,501     1,915,110    17,231,297
         Products and services                                2,499         1,439       408,079
         Grant revenue                                           --           753       668,951
                                                        -----------   -----------   -----------
                Total revenues                              800,000     1,917,302    18,308,327
                                                        -----------   -----------   -----------

Expenses:
         Research and development                         4,285,054     5,480,616    60,124,604
         Charge for purchase of in-process research
            and development (notes 9 and 10)                     --            --     9,465,610
         General and administrative                       1,084,298     1,112,492    20,556,437
         Restructuring & Impairment charges (note 10)            --       421,165     1,064,915
                                                        -----------   -----------   -----------
                Total expenses                            5,369,352     7,014,273    91,211,566
                                                        -----------   -----------   -----------

                Operating loss                            4,569,352     5,096,971    72,903,239
                                                        -----------   -----------   -----------
Other income (expense):
         Interest income                                    157,388       245,888     4,274,546
         Interest expense                                        --            --       (91,647)
         Other                                                9,618            --         9,618
                                                        -----------   -----------   -----------
                Total other income (expense)                167,006       245,888     4,192,517

                Net loss                                $ 4,402,346     4,851,083    68,710,722
                Preferred dividend requirement              396,952            --       396,952

                Net loss applicable to common shares    $ 4,799,298     4,851,083    69,107,674

Net loss per share                                      $      0.19          0.24          6.31
                                                        ===========   ===========   ===========
Weighted average common shares used to compute
         net loss per share                              25,516,729    20,617,041    10,954,303
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements




FORM 10-Q                                                                 Page 2

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996,
  AND THE PERIOD FROM AUGUST 2, 1989 (DATE OF INCORPORATION) TO MARCH 31, 1997


                                                                                               AUGUST 2, 1989
                                                                                                  (DATE OF
                                                                                               INCORPORATION)
                                                                       THREE MONTHS ENDED            TO
                                                                            MARCH 31,,            MARCH 31,
                                                                      1997           1996           1997
                                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(4,402,346)    (4,851,083)   (68,710,722)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Write-off of deferred offering costs related
                to delayed offering                                         --             --        349,078
          Depreciation and amortization                                186,365        185,035      4,798,532
          Interest expense converted on notes payable                       --             --         87,755
          Non cash acquisition costs expensed (notes 9 and 10)              --             --      9,465,610
          Expenses paid with stock                                          --             --         24,500
          Compensation expense related to stock options (note 3)       153,265         21,886        440,423
          Loss on disposition of fixed assets                               --             --          7,056
          Impairment of intangible assets                                   --             --        643,750
   Change in operating assets and liabilities, net of
      effect of acquisition:
    (Increase) decrease in prepaids                                     76,034        (47,906)      (293,060)
    (Increase) decrease in receivables                                      --         21,099        (90,286)
    (Increase) decrease in other current assets                       (207,940)        95,896       (918,807)
    (Increase) in other assets                                              --             --        (33,594)
    (Increase) in inventories                                         (167,560)            --       (106,315)
    Increase (decrease) in current liabilities                        (924,174)       169,343      2,937,425
    (Decrease) in deferred revenue                                    (187,500)      (400,110)    (1,234,622)
                                                                   -----------    -----------    -----------
          Net cash used in operating activities                     (5,473,856)    (4,805,840)   (52,633,277)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                  (214,921)       (35,677)    (7,930,841)
   Proceeds from disposition of fixed assets                                --             --         27,400
   Purchase of short term investments                               (5,483,103)   (13,568,320)   (88,580,714)
   Maturity of short term investments                                6,094,650      8,195,307     77,929,969
   Acquisition of subsidiary, net of cash acquired                          --             --       (167,331)
                                                                   -----------    -----------    -----------
         Net cash provided by (used in) investing activities           396,626     (5,408,690)   (18,721,517)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to stockholders and
    related trusts                                                          --             --      1,852,500
   Proceeds from sale of common stock and options and
    warrant exercises, net                                             586,092     13,011,696     67,491,983
   Proceeds from sale of preferred stock, net                        5,955,575             --      5,955,575
   Repurchase of common stock                                               --             --         (3,750)
   Cost of delayed offering                                                 --             --       (349,078)
                                                                   -----------    -----------    -----------
          Net cash provided by financing activities                  6,541,667     13,011,696     74,947,230
                                                                   -----------    -----------    -----------

    Net increase (decrease) in cash and cash equivalents             1,464,437      2,797,166      3,592,436

Cash and cash equivalents at beginning of period                     2,127,999      5,724,264             --
                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of period                         $ 3,592,436      8,521,430      3,592,436
                                                                   ===========    ===========    ===========

Supplemental schedule of noncash financing activities
   (note 9)                                                        $        --             --     11,405,865
                                                                   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements




FORM 10-Q                                                                 Page 3

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

             The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than small amounts of monoclonal antibody compounds and services produced and sold by ImmunoPharmaceutics, Inc. ("IPI") (now discontinued), the Company has not developed or sold any products, and no assurance can be given that the Company will be able to develop, manufacture or market any products in the future. In addition, no assurance exists that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products which it may develop. Accordingly, the Company is considered to be in the development stage as it has not to date derived significant revenues from its planned principal operations.

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

      (c)    Cash, Cash Equivalents and Short Term Investments

             Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At March 31, 1997, approximately $3,273,000 was invested in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At March 31, 1997, the Company's short term investments consisted of approximately $998,000 in U.S. Treasury Bills and $9,653,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost, which approximates market value. Interest income is accrued as earned.

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

FORM 10-Q                                                                 Page 4

      (e)    Intangible Assets

             Intangible assets are amortized on a straight line basis over ten years.

      (f)    Research and Development Costs

             All research and development costs are expensed as incurred and include salaries of research and development employees. For the three months ended March 31, 1997 and 1996 and the period from August 2, 1989 (date of incorporation) through March 31, 1997, salaries and benefits totaled approximately $1,587,000, $1,928,000 and $24,873,000, respectively, of which approximately $1,137,000, $1,463,000 and $18,083,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

      (g)    Loss Per Common Share

             Loss per common share is based upon the loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Preferred dividend requirements included $13,973 of accrued dividends and, pursuant to an SEC Staff Position, deemed dividends attributable to the discount factor at issuance of the Preferred Stock of $382,979. For the three months ended March 31, 1997 and 1996 and the period from August 2, 1989 (date of incorporation) through March 31, 1997, the weighted average common shares used to compute net loss per common share totaled 25,516,729, 20,617,041 and 10,954,303, respectively. The conversion of securities convertible into common stock and the exercise of stock options and warrants were not assumed in the calculation of loss per common share because the effect would have been antidilutive. Shares held in escrow through June 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the net loss per share calculation until such shares were released or issued.

      (h)    Reclassifications

             Certain reclassifications have been made to prior period financial statements to conform with the March 31, 1997 presentation with no effect on net loss reported.

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





FORM 10-Q                                                                 Page 5

      (l)    Interim Financial Information

             The Consolidated Balance Sheet as of March 31, 1997, and the related Consolidated Statements of Operations for the three month periods ended March 31, 1997 and 1996, and for the period from August 2, 1989 (date of incorporation) through March 31, 1997 and Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996, and from August 2, 1989 (date of Incorporation) through March 31, 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.
             Such adjustments consisted of normal recurring items, except as stated in note 2 below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

(2)   CAPITAL STOCK

      On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock which provided net proceeds to the Company of approximately $5.8 million. The Preferred Stock is convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date.
      A total of 6,000 shares of Preferred Stock were sold at a price of $1,000 per share to two institutional investors. The Company agreed that it will cause to be filed, pursuant to Rule 415 of the Securities Act, an S-3 Registration Statement as to the Common Stock into which the Preferred Stock is convertible and to gain effectiveness by June 12, 1997. The Preferred Stock holds preferential treatment compared to all other classes of stock regarding dividend payments and liquidation. Dividends have been accrued at the rate of five percent (5%) per annum on the amount of Preferred Stock outstanding during the quarter and are payable quarterly commencing June 30, 1997 when and as declared by the Board of Directors. In accordance with the Certificate of Designation of the Preferred Stock, dividends not declared and paid are considered additions to the Preferred Stock amount at the time of conversion and can be paid in Common Stock of the Company at time of conversion. Dividends and the discount related to the conversion of the Preferred Stock has been shown as a reduction of net loss applicable to common shareholders. The liquidation preference (which included accrued dividends) amount of Preferred Stock at March 31, 1997 is $6,013,973. As of March 31, 1997, none of the Preferred Stock has been converted and no dividends have been declared or paid.

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

      The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,558,173 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company.

      The Stock Option Plan for Non-Employee Directors ("Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 71,429 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.





FORM 10-Q                                                                 Page 6

      The Amended and Restated 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non- qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 2,000,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company. The Board of Directors amended the 1995 Plan effective March 4, 1997 to allow 2,000,000 shares to be reserved for issuance which was approved by stockholders at the annual meeting on May 6, 1997.

      The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 300,000 shares of common stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. In June 1996, the 1995 Director Plan was amended with respect to the election date requirement for a director to request stock in lieu of cash payment of director fees. The Board of Directors amended the 1995 Director Plan effective March 4, 1997 to allow 300,000 shares to be reserved for issuance and also to revise the formula for issuing options, both of which were approved by of stockholders at the annual meeting on May 6, 1997.

      A summary of stock options as of March 31, 1997, follows:


                     Exercise Price                                                                 Available
 Stock Option Plans     Per Share         Authorized       Outstanding    Exercised    Exercisable   for Grant
 ------------------  --------------       ----------       -----------    ---------    -----------   ---------
1990 Plan             $3.50   $3.56          285,715          173,369       55,125        166,203      57,221
                            -
1992 Plan             $1.41 - $5.36        1,700,000        1,300,343      141,827        933,563     257,830

Director Plan         $2.40 - $4.54           71,429           42,576          ---         33,148      28,853

1995 Plan             $1.31 - $5.88        2,000,000        1,185,400          ---        188,176     814,600

1995 Director Plan    $1.38 - $5.19          300,000           82,806          ---         49,422     217,194
                                           ---------        ---------      -------      ---------   ---------
             TOTALS                        4,357,144        2,784,494      196,952      1,370,512   1,375,698
                                           =========        =========      =======      =========   =========

      As of March 4, 1997, the Board of Directors approved increases in the number of shares authorized of 1,000,000 shares in the 1995 Plan and 100,000 shares in the 1995 Director Plan respectively, which was approved by stockholders at the annual meeting on May 6, 1997, which increases are included above.

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

      During December, 1996, the Compensation and Personnel Committee of the Board of Directors authorized the extension of options originally granted for a five year period to ten years upon election by individual option holders. In the first quarter of 1997, elections to extend 262,153 options, originally expiring during 1997, from five to ten years were made. Accordingly, the Company recorded a charge to "deficit accumulated during the development stage" of $153,265 as of March 31, 1997, for the difference between the original option exercise price and fair market value on the effective date of election. In addition, management anticipates offering additional option extensions on the basis noted above, and when such elections are made, may result in additional compensation expense being recorded.





FORM 10-Q                                                                 Page 7

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

      As of March 31, 1997, the net deferred tax asset totaled approximately $23,541,000 and was fully reserved. The Company did not incur any tax expense in any year due to operating losses.

(5)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of the following :

                                                         March 31,1997      December 31,1996
                                                         -------------      ----------------
Laboratory and office equipment                            $ 4,294,649       $ 4,079,728
Leasehold improvements                                       3,701,771         3,701,772
                                                           -----------       -----------
                                                             7,996,420         7,781,500
Less accumulated depreciation and amortization              (4,509,852)       (4,323,488)
                                                           -----------       -----------
                                                           $ 3,486,568       $ 3,458,012
                                                           ===========       ===========

(6)   COMMON STOCK RESERVED

      The Company has reserved common stock for issuance as of March 31, 1997 as follows:

    Stock option plans                                     4,160,192
    Agreement with Genentech, Inc.                           285,715
    Warrants issuable under the Genentech Agreement          142,858
    Warrants outstanding                                   5,490,541
    Underwriters purchase options and related warrants       710,000
    IPI acquisition (contingent shares)                    1,000,000   (See note 10)
    Conversion of Preferred Stock                          3,000,000  (See note 2)
                                                          ----------
         Total shares reserved                            14,789,306
                                                          ==========

      LG Chem has the option to purchase up to $5 million of common stock on one of three exercise dates ending on December 31, 1997. The minimum purchase amount is $1,000,000 and LG Chem and TBC must agree on the purchase price or the option cannot be exercised on the given exercise date. As of March 4, 1997, the Board of Directors approved an additional
      1.1 million in Common Stock issuable pursuant to the stock option plans, which was approved by stockholders at the annual meeting on May 6, 1997, which is included in the reserved shares shown.

(7)   CLINICAL RESEARCH AGREEMENTS

      On June 1, 1995, the Company entered into an agreement with Coromed, Inc., to coordinate the clinical evaluation of NOVASTAN(R) as an adjunct to t-PA in acute myocardial infarction. Coromed is responsible for managing all aspects of the clinical trial and making all financial renumberation to testing sites. The term of the agreement is 16 months, subject to extension upon the mutual written agreement of both parties. The term of the contract expired on October 1, 1996, but was extended on April 11, 1997 for one year through September 30, 1997 or until all services detailed in the original contract are completed. The parties have agreed to a total budget of $961,659. Of this amount, $44,000 was paid upon execution of a letter of intent and $138,566 was paid upon execution of the agreement. Subsequent payments will be made monthly on a





FORM 10-Q                                                                 Page 8
      per patient basis, to a maximum total of approximately $734,000. Three additional payments of $15,000 each will be made upon completion of specified tasks by Coromed. If the clinical trial is completed in less than 13 months, the Company will pay Coromed a bonus calculated as a percentage of personnel costs as set forth in the budget, to a maximum bonus amount of approximately $45,000.

 (8)  RESEARCH AGREEMENTS

      On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group, to develop and market compounds for vascular proliferative disease derived from the Company's research programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for $3.50 per share for a total of $5 million becoming the Company's largest shareholder at that time and paid the Company a non- refundable licensing fee of $3 million. In addition, Synthelabo committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000). Beginning October 31, 1996, the parties to the agreement have agreed to revise the payment for the third year to be $750,000 which has already been paid.
      No such payments will be made in 1997. Synthelabo has agreed, upon the achievement of certain milestones, to make further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth", as defined in the agreement, be less than $5 million as of the end of any calendar quarter during the term of the agreement. For the years ended December 31, 1995 and December 31, 1996, TBC received $3 million related to the Synthelabo agreement. Synthelabo will pay royalties to TBC based on the net sales in those areas covered in the agreement. In exchange for the above consideration, Synthelabo will receive an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union. The first quarterly research payment of $750,000 was received on October 31, 1994, of which $500,000 was recognized in 1994. During the year ended December 31, 1996, research payments of $3,000,000 were received of which $2,625,000 was recognized as income during the year. Synthelabo amended the contract effective on November 1, 1996 noting that the November 1996 research payment of $750,000 would be for research conducted during the period of November 1, 1996 through October 31, 1997. As of March 31, 1997, $187,500 has been recognized as revenue and $437,500 is included in current deferred revenue. Synthelabo will pay royalties to TBC, based on the net sales, in those geographic areas covered in the agreement.

      During 1995, the Company and Synthelabo mutually agreed to exchange certain clinical data. During 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies. Over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC up to $2,920,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. As of March 31, 1997, TBC has recognized approximately $2.4 million of revenue related to these agreements. Synthelabo is the licensee for NOVASTAN(R) in certain territories other than those which were sublicensed to TBC.

      On October 10, 1996, the Company signed a strategic alliance agreement with LG Chem, a Korean corporation, to develop and market compounds derived from the Company's Endothelin Receptor and Selectin Antagonist for certain disease indications. Upon consummation of the transaction, LG Chem purchased 1,250,000 shares of common stock for $4.00 per share for a total of $5 million. In addition, LG Chem has committed to pay $10.7 million in research payments. Of this amount, $100,000 was paid on December 31, 1996, $1.0 million will be paid on each of June 30 and December 31 of 1997, 1998, 1999 and 2000, and $1.3 million on June 30 and December 31, 2001. LG Chem has the right to terminate future





FORM 10-Q                                                                 Page 9
       research payments if TBC fails to meet certain Agreement milestones, which milestones will be established by the parties in accordance with the agreement. LG Chem will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, a commission on all future research payments as well as a royalty on net sales. As of March 31, 1997, the Company has recognized approximately $500,000 in revenues and approximately $40,000 in commissions related to these payments.

(9)   LICENSE AGREEMENT

      In May 1993, TBC entered into an agreement with Genentech to sublicense Genentech's rights and technology relating to NOVASTAN(R) (argatroban) originally licensed to Genentech by Mitsubishi Chemical Corporation ("Mitsubishi"), and to license Genentech's own proprietary technology developed with respect to NOVASTAN(R) (the "Genentech Agreement"). Under the license and sublicense, the Company has an exclusive license to use and sell NOVASTAN(R) in the United States and Canada for specified human cardiovascular indications, not including cerebral thromboembolism (stroke). The Company is required to pay Genentech and Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the United States and Canada. Genentech has the right to terminate the agreement or to cause the license to become non-exclusive if the Company fails to exercise due diligence in performing its obligations under the agreement for a period of 60 days after receiving written notice from Genentech or fails to maintain a minimum consolidated tangible net worth of $5.0 million. The Genentech Agreement, as amended, provides that Mitsubishi may terminate Genentech's license with Mitsubishi (which results in the termination of the Genentech Agreement as well) if TBC does not file an NDA for NOVASTAN(R) with the FDA no later than June 30, 1997, subject to certain additional goals being met by TBC. As of March 31, 1997, TBC had not met certain of those goals. However, Mitsubishi has agreed to withhold its rights to terminate the license with Genentech if the NDA is filed by June 30, 1997, and if TBC accomplishes the following milestones: (i) on or before December 31, 1996, TBC shall have met certain enrollment guidelines for certain NOVASTAN(R) clinical trials; (ii) on or before March 31, 1997, TBC shall complete, report and analyze certain other NOVASTAN(R) clinical trials; (iii) on or before September 30, 1997, TBC shall have agreed to proceed with the Phase III trial in AMI, and (iv) TBC shall comply with certain reporting and information meeting requirements. If these milestones are not met, Mitsubishi will retain the rights to terminate the Genentech license; provided, that if such termination results from TBC's violation of the milestone described in
      (iii) above, TBC will receive a license from Mitsubishi in the field of HIT/HITTS on the same terms, as presently included in the Genentech Agreement. As of December 31, 1996, TBC had not met certain of these goals and to date, Mitsubishi has not asserted its rights to terminate the license arising out of this default. Either party may terminate the Genentech Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. The Genentech Agreement is also subject to the continuation of Genentech's license agreement with Mitsubishi, which is only terminable if Genentech defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to attachment. Unless terminated sooner pursuant to the above described termination provisions, the Genentech Agreement is expected to expire in June 2007. Under the Genentech Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009.

      Mitsubishi further agreed to supply the Company with its requirements of NOVASTAN(R) throughout the term of the Genentech Agreement for TBC's clinical testing and commercial sales of NOVASTAN(R) in the United States and Canada. In the event Mitsubishi should discontinue the manufacture of NOVASTAN(R), Mitsubishi, Genentech and TBC have agreed to discuss in good faith the means by which, and the party to whom, NOVASTAN(R) production technology will be transferred. The transferee may be a person or entity other than Genentech or TBC. At present, Mitsubishi is the only manufacturer of NOVASTAN(R). Should Mitsubishi terminate or default in its supply commitment, there can be no assurance that alternate sources of bulk NOVASTAN(R) will be available to the Company at reasonable cost, if at all. If such alternate sources of





FORM 10-Q                                                                Page 10
       supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

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

 (11)  COMMITMENTS AND CONTINGENCIES

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





FORM 10-Q                                                                Page 11

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





FORM 10-Q                                                                Page 12

      ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996



                                    OVERVIEW

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

      Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of $68,710,722 from inception to March 31, 1997. The Company has primarily financed its operations to date through private placements of common stock and debt, which have raised an aggregate of $21.3 million in net proceeds, an initial public offering ("IPO") of a Unit security which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of common stock on February 13, 1996, which raised $13.0 million in net proceeds and a private placement of preferred stock on March 14, 1997, which raised $6.0 million in net proceeds. On July 25, 1994, the Company acquired all of the outstanding stock of IPI in exchange for common stock of the Company. IPI's results of operations have been included in the consolidated results of operations beginning August 1, 1994. The Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of common stock for a total of $5 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $3 million annually in research payments (payable in quarterly installments) for two years and paid $750,000 for the third year. During 1996, TBC signed an agreement with Synthelabo to provide copies of certain clinical data. Over the life of the agreement TBC may receive as much as $2.9 million, of which $2.3 million has been received as of March 31, 1997. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years. During October 1996, the Company executed a research and common stock purchase agreement with LG Chem. LG Chem purchased $5 million in Common Stock of the Company and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. In March, 1997, the Company sold 6,000 shares of 5% Cumulative Convertible Preferred Stock to two institutional investors for $6 million.

                             RESULTS OF OPERATIONS

               THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

      Revenues decreased from $1,917,302 in the three month period ended March 31, 1996 to $800,000 in the same period of 1997, a decrease of 58%. Revenues were composed of earned revenues under research agreements, sales of products and services, and grant income. Revenue from research agreements decreased primarily due to the amendment to the Synthelabo agreement effective November 1, 1996, which





FORM 10-Q                                                                Page 13
      substantially reduced the research payments associated with this agreement. In addition, data payments from Synthelabo were lower in 1997.

      Total operating expenses decreased 23% from $7,014,273 in the three month period ended March 31, 1996 to $5,369,352 in the same period of 1997 due primarily to the decrease in research and development expenses. Research and development expenses decreased 22% from $5,480,616 in the three month period ended March 31, 1996 to $4,285,054 in the same period of 1997. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R) (argatroban). General and administrative expenses decreased 3% from $1,112,492 in the three month period ended March 31, 1996 to $1,084,298 in the same period of 1997 due primarily to the consolidation of IPI's operations into TBC. Also, in the first quarter of 1996, restructuring and impairment charges related to the consolidation of IPI were incurred and were completed during 1996. The Company had 74 employees at March 31, 1997 and 78 employees at March 31, 1996.

      Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange gains. The decrease is due to a 36% decrease in investment income from $245,888 in the three month period ended March 31, 1996 to $157,388 in the same period of 1997, attributed primarily to lower investment balances.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its research and development activities to date principally through (i) private placements of Common Stock and Preferred Stock and an initial public offering of a unit security, (ii) issuances of common stock in conjunction with assumption of liabilities and assets to acquire IPI and the NOVASTAN(R) license, (iii) revenues from research and collaborative agreements, and (iv) investment income, net of interest expense.

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

      At March 31, 1997 and December 31, 1996, the Company had cash, cash equivalents and short-term investments of approximately $14,243,181 and $13,390,291, respectively. The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements into the fourth quarter of 1997. This date is contingent upon various factors, including rate of patient enrollment and spending rate for the clinical trials of NOVASTAN(R), Selectin and Endothelin compounds, and expenditures on research and development of other compounds. However, the Company's existing capital resources will not be sufficient to fund the Company's operations through commercialization of its first product. Moreover, the Genentech and Synthelabo Agreements require the Company to maintain a tangible net worth of at least $5.0 million during the term of the Agreements. If the Company fails to maintain the prescribed net worth or fails to exercise due diligence in performing its obligations under the Genentech Agreement, Genentech may, at its option, terminate the Genentech Agreement or cause the license to become non-exclusive.
      For failure to maintain at least $5.0 million of net worth, Synthelabo may require that the technology be transferred to, and





FORM 10-Q                                                                Page 14
      the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See Part II, Item 1. Legal Proceedings.

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

                               PENDING LITIGATION

             As of March 31, 1997, one class action shareholder lawsuit remains pending against the Company and includes certain directors and officers as defendants. The Company disputes all claims set forth in this lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

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

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      This Report includes "forward looking statements" within the meaning of
      Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Organization and Significant Accounting Policies -- Organization" regarding TBC's expectations for future drug discovery and development and related expenditures and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources and ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v)





FORM 10-Q                                                                Page 15
       effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) obtaining and timing of sufficient financing through capital raising or collaborative agreements to fund operations.





FORM 10-Q                                                                Page 16

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

      On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock which provided net proceeds to the Company of approximately $5.8 million. The Preferred Stock is convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date.
      A total of 6,000 shares of Preferred Stock were sold at a price of $1,000 per share to two





FORM 10-Q                                                                Page 17
      institutional investors. The Company agreed that it will cause to be filed, pursuant to Rule 415 of the Securities Act, an S-3 Registration Statement as to the Common Stock into which the Preferred Stock is convertible and to gain effectiveness by June 12, 1997. The Preferred Stock holds preferential treatment compared to all other classes of stock regarding dividend payments and liquidation. Dividends have been accrued at the rate of five percent (5%) per annum on the amount of Preferred Stock outstanding during the quarter and are payable quarterly commencing June 30, 1997 when and as declared by the Board of Directors. In accordance with the Certificate of Designation of the Preferred Stock, dividends not declared and paid are considered additions to the Preferred Stock amount at the time of conversion and can be paid in Common Stock of the Company at time of conversion. The liquidation preference (which included accrued dividends) amount of Preferred Stock at March 31, 1997 is $6,013,973. As of March 31, 1997, none of the Preferred Stock has been converted and no dividends have been declared or paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBIT NO.             DESCRIPTION
      -----------             -----------

       4 .8  (1)            Certificate of Designations of 5% Cumulative
                            Convertible Preferred Stock for Texas Biotechnology
                            Corporation

       10.6  (1)            Preferred Stock Investment Agreement dated March
                            13, 1997 between Texas Biotechnology Corporation and certain investors

       10.61 (1)            Registration Rights Agreement dated March 13, 1997
                            between Texas Biotechnology Corporation and certain investors

       27.1                 Financial Data Schedule

----------------------

* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) filed with the Securities and Exchange Commission (the "Commission") on April 2, 1997 and incorporated herein by reference.





FORM 10-Q                                                                Page 18

                        TEXAS BIOTECHNOLOGY CORPORATION

                                 MARCH 31, 1997

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of May, 1997.




                                           TEXAS BIOTECHNOLOGY CORPORATION


                                           By:  /s/ DAVID B. MCWILLIAMS
                                              ----------------------------------
                                                David B. McWilliams
                                                President and Chief Executive
                                                Officer





                                           By:  /s/ STEPHEN L. MUELLER
                                              ----------------------------------
                                                Stephen L. Mueller
                                                Vice President of Administration
                                                Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)






FORM 10-Q                                                                Page 19

                              INDEX TO EXHIBITS

Exhibit No.                 Description of Exhibit
-----------                 ----------------------

  4 .8  (1)            Certificate of Designations of 5% Cumulative
                       Convertible Preferred Stock for Texas Biotechnology
                       Corporation

  10.6  (1)            Preferred Stock Investment Agreement dated March
                       13, 1997 between Texas Biotechnology Corporation and certain investors

  10.61 (1)            Registration Rights Agreement dated March 13, 1997
                       between Texas Biotechnology Corporation and certain investors

  27.1                 Financial Data Schedule

--------------------

* The Company has omitted certain portions of this agreement in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) filed with the Securities and Exchange Commission (the "Commission") on April 2, 1997 and incorporated herein by reference.





FORM 10-Q                                                                Page 20