Form 10-Q
period 1997-06-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1997-08-14
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1997

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

     (Address of principal executive office)      (Zip code)

                                 (713) 796-8822

              (Registrant's telephone number, including area code)

                                 Not Applicable

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

Yes   X    No
   ------    ------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         [S]
          Class                       Outstanding at June 30, 1997
          -----                       ----------------------------

 Common Stock, $0.005 par value               26,003,000

                       TEXAS BIOTECHNOLOGY CORPORATION

                              TABLE OF CONTENTS
                              -----------------


         PAGE NO.
         --------
PART I.  FINANCIAL INFORMATION
         ITEM 1: FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996       1

         Consolidated Statements of Operations for the three months ended
         June 30, 1997 and 1996, the six months ended June 30, 1997 and 1996, and the period from August 2, 1989 (date of incorporation)
         through June 30, 1997                                                       2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1997 and 1996, and the period from August 2, 1989
         (date of incorporation) through June 30, 1997                               3

         Notes to Consolidated Financial Statements                                  4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      14

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         18


PART II.         OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                                  18

         ITEM 2:  Changes in Securities                                              18

         ITEM 3:  Defaults Upon Senior Securities                                    18

         ITEM 4:  Submission of Matters to a Vote of Security Holders                19

         ITEM 5:  Other Information                                                  20

         ITEM 6:  Exhibits and Reports on Form 8-K                                   20



SIGNATURES                                                                           21


INDEX TO EXHIBITS                                                                    22

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

                          Consolidated Balance Sheets

                                                                                   JUNE 30,      DECEMBER 31,
                                    ASSETS                                           1997            1996
                                                                                 ------------    ------------
                                                                                  (Unaudited)
Current assets:
        Cash and cash equivalents                                                $  1,374,844       2,127,999
        Short term investments                                                      7,919,487      11,262,292
        Short term note receivable                                                    122,500         122,500
        Prepaids                                                                      387,070         546,752
        Inventory                                                                     167,560            --
        Other current assets                                                        1,262,679         602,975
                                                                                 ------------    ------------
              Total current assets                                                 11,234,140      14,662,518

Equipment and leasehold improvements, at cost less
        accumulated depreciation and amortization (note 5)                          3,378,806       3,458,012

Other assets                                                                           59,591          59,591
                                                                                 ------------    ------------

             Total assets                                                        $ 14,672,537      18,180,121
                                                                                 ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                         $  2,583,722       1,661,339
        Accrued expenses                                                              509,581       2,266,376
        Deferred revenue (note 8)                                                     250,000         625,000
                                                                                 ------------    ------------
             Total current liabilities                                              3,343,303       4,552,715

Commitments and contingencies (notes 6, 8, 9 and 11)

Stockholders' equity (notes 2, 3 and 6):
        Preferred stock, par value $.005 per share. At June 30, 1997 5,000,000 shares authorized; 4,600 shares of 5% cumulative convertible issued and outstanding. At December 31, 1996,
             5,000,000 shares authorized, none outstanding                                 23            --
        Common stock, par value $.005 per share.  At June 30, 1997,
             75,000,000 shares authorized; 26,003,000 shares issued and outstanding.  At December 31, 1996, 75,000,000 shares
             authorized; 25,490,269 shares issued and outstanding                     130,014         127,451
        Additional paid-in capital                                                 85,683,271      77,808,331
        Deficit accumulated during the development stage                          (74,484,074)    (64,308,376)
                                                                                 ------------    ------------
             Total stockholders' equity                                            11,329,234      13,627,406
                                                                                 ------------    ------------

             Total liabilities and stockholders' equity                          $ 14,672,537      18,180,121
                                                                                 ============    ============






          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

                     Consolidated Statements of Operations

                                  (unaudited)


                                                                                                                 AUGUST 2, 1989
                                                                                                                    (DATE OF
                                                                                                                  INCORPORATION)
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED              TO
                                                             JUNE 30,                         JUNE 30,               JUNE 30,
                                                         1997           1996            1997            1996           1997
                                                     ------------    ------------   ------------    ------------   ------------
Revenues:
      Research agreements (note 8)                   $    687,501    $  1,280,000      1,485,002       3,195,110     17,918,798
      Products and services                                 2,499           2,500          4,998           3,939        410,578
      Grant revenue                                          --               974           --             1,727        668,951
                                                     ------------    ------------   ------------    ------------   ------------
          Total revenues                                  690,000       1,283,474      1,490,000       3,200,776     18,998,327
                                                     ------------    ------------   ------------    ------------   ------------

Expenses:
      Research and development                          4,545,311       6,023,929      8,830,365      11,504,545     64,669,915
      Charge for purchase of in-process research
         and development (note 9)                            --              --             --              --        9,465,610
      General and administrative                        1,987,010       1,012,145      3,071,308       2,124,637     22,543,447
      Restructuring & Impairment charges (note 10)           --              --             --           421,165      1,064,915
                                                     ------------    ------------   ------------    ------------   ------------
          Total expenses                                6,532,321       7,036,074     11,901,673      14,050,347     97,743,887
                                                     ------------    ------------   ------------    ------------   ------------

          Operating loss                                5,842,321       5,752,600     10,411,673      10,849,571     78,745,560
                                                     ------------    ------------   ------------    ------------   ------------

Other income (expense):
      Interest income                                     166,088         251,390        323,476         497,278      4,440,634
      Interest expense                                       --              --             --              --          (91,647)
      Other                                               (15,458)           --           (5,840)           --           (5,840)
                                                     ------------    ------------   ------------    ------------   ------------
          Total other income (expense)                    150,630         251,390        317,636         497,278      4,343,147

          Net loss                                   $  5,691,691    $  5,501,210     10,094,037      10,352,293     74,402,413
          Preferred dividend requirement                  450,442            --          847,394            --          847,394

          Net loss applicable to common shares       $  6,142,133    $  5,501,210     10,941,431      10,352,293     75,249,807

Net loss per share                                   $       0.24    $       0.23           0.43            0.46           6.59
                                                     ============    ============   ============    ============   ============

Weighted average common shares used to compute
      net loss per share                               25,775,955      24,064,064     25,647,058      22,479,819     11,421,006
                                                     ============    ============   ============    ============   ============



          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

                     Consolidated Statements of Cash Flows

                    For the periods ended June 30, 1997 and
               1996, and the period from August 2, 1989 (date of
                        incorporation) to June 30, 1997
                                  (Unaudited)



                                                                                                              August 2, 1989
                                                                                                                 (date of
                                                                                     Six months ended          incorporation)
                                                                                          June 30,                  to
                                                                                                                 June 30,
                                                                                  1997             1996            1997
                                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                                    $(10,094,037)    (10,352,293)    (74,402,413)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Write-off of deferred offering costs related
                to delayed offering                                                    --              --           349,078
          Depreciation and amortization                                             373,107         369,612       4,985,274
          Interest expense converted on notes payable                                  --              --            87,755
          Non cash acquisition costs expensed (notes 9 and 10)                         --              --         9,465,610
          Expenses paid with stock (note 3)                                           5,472            --            29,972
          Compensation expense related to stock options (note 3)                  1,303,094          42,927       1,590,252
          Loss on disposition of fixed assets                                          --              --             7,056
          Impairment of intangible assets                                              --              --           643,750
          Preferred dividends payable not included in net loss                      (68,497)                        (68,497)
   Change in operating assets and liabilities, net of effect of acquisition:
    (Increase) decrease in prepaids                                                 159,682          58,144        (209,412)
    (Increase) decrease in receivables                                                 --             7,291         (90,286)
    (Increase) in other current assets                                             (659,704)       (243,175)     (1,370,571)
    (Increase) in other assets                                                         --              --           (33,594)
    (Increase) in inventories                                                      (167,560)           --          (106,315)
    Increase (decrease) in current liabilities                                     (834,412)        180,799       3,027,187
    (Decrease) in deferred revenue                                                 (375,000)       (400,110)     (1,422,122)
                                                                               ------------    ------------    ------------
          Net cash used in operating activities                                 (10,357,855)    (10,336,805)    (57,517,276)
                                                                               ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of equipment and leasehold improvements                               (293,901)        (66,895)     (8,009,821)
   Proceeds from disposition of fixed assets                                           --              --            27,400
   Purchase of short term investments                                            (7,919,487)    (17,548,480)    (91,017,098)
   Maturity of short term investments                                            11,262,292      10,311,249      83,097,611
   Acquisition of subsidiary, net of cash acquired                                     --              --          (167,331)
                                                                               ------------    ------------    ------------
         Net cash provided by (used in) investing activities                      3,048,904      (7,304,126)    (16,069,239)
                                                                               ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from notes payable to stockholders and
    related trusts                                                                     --              --         1,852,500
   Proceeds from sale of common stock and options and
    warrant exercises, net                                                          630,527      13,548,074      67,536,418
   Proceeds from sale of preferred stock, net                                     5,925,269            --         5,925,269
   Repurchase of common stock                                                          --              --            (3,750)
   Cost of delayed offering                                                            --              --          (349,078)
                                                                               ------------    ------------    ------------
          Net cash provided by financing activities                               6,555,796      13,548,074      74,961,359
                                                                               ------------    ------------    ------------

    Net increase (decrease) in cash and cash equivalents                           (753,155)     (4,092,857)      1,374,844

Cash and cash equivalents at beginning of period                                  2,127,999       5,724,264            --
                                                                               ------------    ------------    ------------

Cash and cash equivalents at end of period                                     $  1,374,844       1,631,407       1,374,844
                                                                               ============    ============    ============

Supplemental schedule of noncash financing activities
   (notes 2, 9)                                                                $     13,164            --        11,419,029
                                                                               ============    ============    ============


          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

          During the period from August 2, 1989, (date of incorporation) through March 1990, the Company was largely inactive. Since that time, the Company has been engaged principally in research and drug discovery programs and clinical development of a drug compound. On July 25, 1994, the Company acquired all of the outstanding Common Stock of ImmunoPharmaceutics, Inc. ("IPI") (now discontinued), a San Diego, California based company, in exchange for Common Stock of the Company. TBC consolidated the IPI operation into TBC in the first half of 1996. (See note 10)

          The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than small amounts of monoclonal antibody compounds and services produced and sold by ImmunoPharmaceutics, Inc. ("IPI") (now discontinued), the Company has not developed or sold any products, and no assurance can be given that the Company will be able to develop, manufacture or market any products in the future. In addition, no assurance exists that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products which it may develop. Accordingly, the Company is considered to be in the development stage as it has not to date derived significant revenues from its planned principal operations.

     (b)  Basis of Consolidation

          The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPI. All material intercompany transactions have been eliminated. The Company's consolidated financial statements include the activity related to IPI since August 1, 1994.

     (c)  Cash, Cash Equivalents and Short Term Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At June 30, 1997, approximately $280,000 was invested in demand and money market accounts and approximately $1,095,000 was invested in Corporate Commercial Paper. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At June 30, 1997, the Company's short term investments consisted of approximately $967,000 in Government Agency Discount Notes and $6,953,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost, which approximates market value. Interest income is accrued as earned.

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

     (f)  Research and Development Costs

          All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the three months ended June 30, 1997 and 1996, totaled approximately $2,613,000 and $1,554,000, respectively, of which approximately $1,462,000 and $1,246,000, respectively, was charged to research and development. For the six months ended June 30, 1997 and 1996, and the period from August 2, 1989 (date of incorporation) through June 30, 1997, salaries and benefits totaled approximately $4,200,000, $3,482,000 and $27,486,000, respectively, of which approximately $2,600,000, $2,709,000 and $19,545,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

     (g)  Loss Per Common Share

          Loss per common share is based upon the loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Preferred dividend requirements for the three and six months ended June 30, 1997 included $67,688 and $81,661, respectively, of accrued dividends and, pursuant to a Securities and Exchange Commission Staff
          Position, deemed dividends attributable to the conversion discount factor at issuance of the Preferred Stock of $382,754 and $765,733, respectively. For the three months ended June 30, 1997 and 1996, the weighted average common shares used to compute net loss per common share totaled 25,775,955 and 24,064,064, respectively. For the six months ended June 30, 1997 and 1996, and the period from August 2, 1989 (date of incorporation) through June 30, 1997, the weighted average common shares used to compute net loss per common share totaled 25,647,058, 22,479,819 and 11,421,006, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of loss per common share because the effect would have been antidilutive. Shares held in escrow through June 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the net loss per share calculation until such shares were released or issued.

     (h)  Reclassifications

          Certain reclassifications have been made to prior period financial statements to conform with the June 30, 1997 presentation with no effect on net loss reported.

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

     (l)  Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. Statement 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Since the Company has incurred losses in both the three month and six month periods ended June 30, 1997 and 1996, there is no effect on net loss per share as reported.

     (m)  Interim Financial Information

          The Consolidated Balance Sheet as of June 30, 1997, and the related Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996, and for the period from August 2, 1989 (date of incorporation) through June 30, 1997 and Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996, and for the period from August 2, 1989 (date of Incorporation) through June 30, 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items, except as stated in note 2 below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

(2)  CAPITAL STOCK

     On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock ("the 5% Preferred") which provided net proceeds to the Company of approximately $5.8 million. The 5% Preferred is convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date. A total of 6,000 shares of 5% Preferred were sold at a price of $1,000 per share to two institutional investors. In accordance with the terms of the private placement, the Company filed, pursuant to Rule 415 of the Securities Act, a Shelf Registration Statement as to the resale of the shares of the underlying Common Stock which became effective on May 23, 1997. The 5% Preferred holds preferential rights compared to all other classes of stock regarding dividend payments and liquidation. Dividends have been accrued at the rate of five percent (5%) per annum on the amount of 5% Preferred outstanding during the quarter and are payable quarterly commencing June 30, 1997 when and as declared by the Board of Directors. In accordance with the Certificate of Designation of 5% Cumulative Convertible Preferred, dividends not declared and paid are considered additions to the 5% Preferred amount at the time of conversion and can be paid in Common Stock of the Company at time of conversion. Dividends and the discount related to the conversion of the 5% Preferred has been shown as an increase of net loss applicable to common shareholders. The liquidation preference (which included accrued dividends) amount of 5% Preferred at June 30, 1997 is $4,668,496. As of June 30, 1997, 1,400 shares of the 5% Preferred and accrued dividends of $13,164 on such shares have been converted into 355,461 shares of Common Stock.

(3)  STOCK OPTIONS

     The Company has in effect the following stock option plans:

     The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 229,756 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,549,339 shares of Common stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Stock Option Plan for Non-Employee Directors ("Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 71,429 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

     The Amended and Restated 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 2,000,000 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. The Board of Directors amended the 1995 Plan effective March 4, 1997 to allow 2,000,000 shares to be reserved for issuance, which amendment was approved by stockholders at the annual meeting on May 6, 1997.

     The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 298,848 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. In June 1996, the 1995 Director Plan was amended with respect to the election date requirement for a director to request stock in lieu of cash payment of director fees. The Board of Directors amended the 1995 Director Plan effective March 4, 1997 to allow 300,000 shares to be reserved for issuance and also to revise the formula for issuing options. Both amendments were approved by stockholders at the annual meeting on May 6, 1997.

     A summary of stock options as of June 30, 1997, follows:

                        Exercise Price                              Exercised/                Available
  Stock Option Plans      Per Share       Authorized   Outstanding     Other    Exercisable   for Grant
  ------------------    --------------    ----------   -----------    -------   -----------   ---------
1990  Plan              $1.38 - $5.19         285,715       182,622     55,959       172,841      47,134

1992  Plan              $1.41 - $5.36       1,700,000     1,333,509    150,661       964,727     215,830

Director  Plan          $2.40 - $4.54          71,429        42,576        ---        38,862      28,853

1995 Plan               $1.31 - $5.88       2,000,000     1,202,900        ---       225,676     797,100

1995  Director  Plan    $1.38 - $5.19         300,000       135,306      1,152        71,522     163,542
                                            ---------     ---------    -------     ---------   ---------

               TOTALS                       4,357,144     2,896,913    207,772     1,473,628   1,252,459
                                            =========     =========    =======     =========   =========

     As of March 4, 1997, the Board of Directors approved increases on the number of shares authorized of 1,000,000 shares in the 1995 Plan and 100,000 shares in the 1995 Director Plan respectively, which were approved by stockholders at the annual meeting on May 6, 1997, and are include above.

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

     During December, 1996, the Compensation and Personnel Committee of the Board of Directors authorized the extension of options originally granted for a five year period to ten years upon election by individual option holders. During 1997, option holders elected to extend 1,022,833 options, originally expiring during 1997, 1998 1999 and 2000, for an additional five years. Accordingly, the Company recorded a non-cash charge of $1,303,094 for the six months ended June 30, 1997 of which $1,149,829 was recorded in the second quarter. Of the total for the six months, approximately $350,000 was charged to research and development and the remainder to general and administrative for the difference between the original option exercise price and fair market value as of the effective date of election.

     In April 1997, 1,152 shares of stock were issued pursuant to the 1995 Director Plan to two directors for board fees in lieu of cash and are included in the amount exercised for that plan.

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

     As of June 30, 1997, the net deferred tax asset totaled approximately $25,568,000 and was fully reserved. The Company did not incur any tax expense in any year due to operating losses.

(5)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following :

                                                       June 30,1997  December 31,1996
                                                       ------------  ----------------
Laboratory and office equipment                        $  4,373,629    $  4,079,728
Leasehold improvements                                    3,701,772       3,701,772
                                                       ------------    ------------
                                                          8,075,401       7,781,500
Less accumulated depreciation and amortization           (4,696,595)     (4,323,488)
                                                       ------------    ------------
                                                       $  3,378,806    $  3,458,012
                                                       ============    ============

(6)  COMMON STOCK RESERVED

     The Company has reserved Common Stock for issuance as of June 30, 1997 as follows:

Stock option plans                                    4,149,372
Agreement with Genentech, Inc.                          285,715
Warrants issuable under the Genentech Agreement         142,858
Warrants outstanding                                  5,347,269
Underwriters purchase options and related warrants      710,000
IPI acquisition (contingent shares)                   1,000,000
Conversion of Preferred Stock                         2,644,539  (See note 2)
                                                     ----------
             Total shares reserved                   14,279,753
                                                     ==========

     In addition to the above, LG Chemical, Ltd. ("LG Chem") has the option to purchase $5 million of Common Stock on September 30, 1997 or December 31, 1997. LG Chem and TBC must agree on the purchase price or the option cannot be exercised.

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

(8)  RESEARCH AGREEMENTS

     On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, a French pharmaceutical group, to develop and market compounds for vascular proliferative disease derived from the Company's research programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for $3.50 per share for a total of $5 million becoming the Company's largest shareholder at that time and paid the Company a non-refundable licensing fee of $3 million. In addition, Synthelabo committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000). Beginning October 31, 1996, the parties to the agreement agreed to revise the terms of the payment for the third year to be $750,000, which amount has already been paid. No such payments will be made in 1997. Synthelabo has agreed, upon the achievement of certain milestones, to make further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth", of TBC as defined in the agreement, be less than $5 million as of the end of any calendar quarter during the term of the agreement. For the years ended December 31, 1995 and December 31, 1996, TBC received $3 million related to the Synthelabo agreement. In exchange for the above consideration, Synthelabo has received an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union. The first quarterly research payment of $750,000 was received on October 31, 1994, of which $500,000 was recognized in 1994.

     During the year ended December 31, 1996, research payments of $3,000,000 were received of which $2,625,000 was recognized as income during the year. As of June 30, 1997, $375,000 has been recognized as revenue and $250,000 is included in current deferred revenue. Synthelabo will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement.

     During 1995 and 1997, the Company and Synthelabo mutually agreed to exchange certain clinical data with regard to NOVASTAN(R). Additionally, during 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies of NOVASTAN(R). Over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC up to $2,920,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. As of June 30, 1997, TBC has recognized approximately $2.4 million of revenue related to these agreements. Synthelabo is the licensee for NOVASTAN(R) in certain territories other than those which were sublicensed to TBC.

     On October 10, 1996, the Company signed a strategic alliance agreement with LG Chem to develop and market compounds derived from the Company's endothelin receptor and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chem purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. LG Chem has committed to pay $10.7 million in research payments. Of this amount, $1.1 million has been paid and $1.0 million will be paid on December 31, 1997 and on each of June 30 and December 31 of 1998, 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001. LG Chem has the right to terminate future research payments if TBC fails to meet certain agreement milestones, which milestones will be established by the parties in accordance with the agreement. LG Chem will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations with LG Chem, a commission on all consideration received including a royalty on net sales.

(9)  LICENSE AGREEMENT

     TBC has entered into an agreement with Mitsubishi Chemical Corporation ("Mitsubishi") to license Mitsubishi's rights and technology relating to NOVASTAN(R) and to license Mitsubishi's own proprietary technology developed with respect to NOVASTAN(R) (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell NOVASTAN(R) in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

     Mitsubishi further agreed to supply the Company with its requirements of bulk NOVASTAN(R) throughout the term of the Mitsubishi Agreement for TBC's clinical testing and commercial sales of NOVASTAN(R) in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of NOVASTAN(R), Mitsubishi and TBC have agreed to discuss in good faith the means by which, and the party to whom, NOVASTAN(R) production technology will be transferred. The transferee may be a person or entity other than TBC. At present, Mitsubishi is the only manufacturer of NOVASTAN(R). Should Mitsubishi terminate or default in its supply commitment, there can be no assurance that alternate sources of bulk NOVASTAN(R) will be available to the Company at reasonable cost, if at all. If such alternate sources of supply (see note 12) are unavailable or uneconomic, the Company's results of operations would be materially adversely affected.

     In exchange for the license to Genentech's (the "Former Licensor") NOVASTAN(R) technology, TBC issued the Former Licensor 285,714 shares of Common Stock and agreed to issue (i) an additional 214,286 shares of Common Stock within ten days after acceptance of the filing of the first New Drug Application ("NDA") with the FDA for NOVASTAN(R), and (ii) an additional 71,429 shares of Common Stock to the Former Licensor within ten days after the FDA's first approval of an NDA for NOVASTAN(R). The Company has also agreed to grant the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, within ten days of acceptance of the filing of the first NDA for NOVASTAN(R) with the FDA. If the Company is unable to issue any of the additional shares of Common Stock or the warrant to the Former Licensor due to circumstances beyond the Company's control, the Company has agreed to pay the Former Licensor, in lieu thereof, an amount equal to the value of the securities plus interest from May 27, 1993 at the prime rate plus one percent, compounded annually. The value of the Common Stock is deemed to be $7.00 per share, which represents the cash consideration the Company will be obligated to pay to the Former Licensor as liquidated damages, and the value of the warrants is to be determined by appraisal, based on the warrants' market value. The Company will not be required to make any cash payment if both of the filing and approval of the NDA do not occur. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

     During the third quarter of 1997, the Company sublicensed certain rights to NOVASTAN(R) to SmithKline Beecham, plc ("SmithKline"). (see note 12) In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, to pay an additional royalty to Mitsubishi beginning January 1, 2001 and to provide access to certain
     NOVASTAN(R) clinical data to Mitsubishi in certain circumstances.

(10) CONSOLIDATION OF IMMUNOPHARMACEUTICS, INC

     The Company consolidated the IPI operation into TBC in the first half of 1996. The Company believes the $643,750 of goodwill was impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has charged it to expense in the year ended December 31, 1995. The restructuring costs associated with the consolidation of the IPI operation were approximately $421,000 and were expensed during 1996. This cost included waste disposal, future lease commitments, severance pay and related taxes.

(11) COMMITMENTS AND CONTINGENCIES

          Legal Proceedings

          On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering. In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Act"). Plaintiffs have also named David Blech, D. Blech & Co. and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

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

          On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which D. Blech & Co. acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Given the early stage of that case, which is the only remaining litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company.

(12) SUBSEQUENT EVENTS

          SmithKline Beecham plc

          In connection with TBC's development and commercialization of NOVASTAN(R), in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with SmithKline Beecham plc (the "SmithKline Agreement") whereby SmithKline was granted exclusive rights to collaborate with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for all specified indications. The SmithKline Agreement provides that SmithKline will pay $8.5 million in upfront license fees and up to $20 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the heparin-induced thrombocytopenia ("HIT") and HIT with thrombosis syndrome ("HITTS") and acute myocardial infarction ("AMI") indications. SmithKline has also agreed to provide 60% of the funding for clinical trials for the HIT/HITTS and AMI indications. The parties have also formed a joint development committee to analyze the development of additional NOVASTAN(R) indications to be funded 60% by SmithKline except for certain Phase IV trials which shall be funded entirely by SmithKline. Pursuant to the Mitsubishi Agreement, TBC and SmithKline must make a determination as to their desire to pursue the stoke indication by December 1998. SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to copromote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which SmithKline determines it does not wish to pursue, subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the SmithKline Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

          At present, Mitsubishi is the only manufacturer of NOVASTAN(R), and has entered into the Mitsubishi Supply Agreement with SmithKline to supply NOVASTAN(R) in bulk in order to meet SmithKline's and TBC's needs under the SmithKline Agreement. Should Mitsubishi fail during any consecutive nine-month period to supply SmithKline at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology to SmithKline. If SmithKline cannot commence manufacturing of NOVASTAN(R) or alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

          The SmithKline Agreement generally terminates on a country by country basis upon the earlier of the termination of TBC's rights under the Mitsubishi Agreement, the expiration of applicable patent rights or in the case of royalty payments the commencement of substantial third-party competition. SmithKline also has the right to terminate the agreement on a country by country basis by giving TBC at least three months written notice at anytime before SmithKline first markets products in that country based on a reasonable determination by SmithKline that the commercial profile of the product in question would not justify continued development in that country. SmithKline has similar rights to terminate the SmithKline Agreement on a country by country basis after marketing has commenced. In addition, either party may terminate the SmithKline Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent.

          In connection with the execution of the SmithKline Agreement, an affiliate of SmithKline purchased 176,992 shares of TBC's Common Stock for $1.0 million and agreed to purchase, at TBC's option, an additional $2.0 million in Common Stock anytime before August 5, 1998, based on the average trading price for the Common Stock for the period beginning 10 days before and ending on the 9 day after TBC's exercise of the option. TBC granted limited piggyback registration rights regarding these shares which expire when the shares may be sold pursuant to Rule 144 (k) under the Securities Act.

          Proposed Public Offering

          On August 13, 1997, the Company filed a registration statement on Form S-3 (No. 333-33473) (the "Registration Statement") with the
          Securities and Exchange Commission related to the proposed firm commitment underwritten public offering of 5,000,000 shares of Common Stock (the "Proposed Public Offering"). The Registration Statement has not yet become effective. The Common Stock offered by the Registration Statement may not be sold nor may offers to buy be accepted prior to the time that the Registration Statement becomes effective. This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any of such Common Stock.

          Other

          During August 1997, the Company filed a new drug application with the United States Food and Drug Administration for it's lead product candidate, NOVASTAN(R) (argatroban) for use as an anticoagulant in patients with HIT. Also in August, the Company began Phase II clinical trials for TBC 11251 (TBC's lead compound for vasospasm/hypertension) in congestive heart failure. Additionally, the Company expects to begin Phase II clinical trials for TBC 1269 (TBC's lead compound for vascular inflamation) in allergic asthma during the third quarter of 1997.

ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996



                                    OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements that involve risks and uncertainties.

Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of $74.5 million from inception to June 30, 1997. The Company has primarily financed its operations to date through certain private placements of Common Stock and debt, which have raised an aggregate of $21.3 million in net proceeds, the Initial Public Offering which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds and a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds.

On July 25, 1994, the Company acquired all of the outstanding stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for 1,599,958 shares of Common Stock, 999,956 shares of escrowed Common Stock which were released upon satisfaction of certain research milestones, and contingent stock issue rights to acquire 1,400,000 shares of which 399,961 shares were issued upon satisfaction of certain research milestones. IPI's financial results have been included in the Company's financial statements beginning August 1, 1994. In March 1996, IPI's remaining operations in California were consolidated with the Company's Houston operations.

The Company signed a collaborative agreement with Synthelabo on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $3.0 million annually in research payments (payable in quarterly installments) for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data. Over the life of the agreements TBC may receive as much as $2.9 million, of which $2.3 million has been received as of June 30, 1997. During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chem. LG Chem purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $1.1 million has been paid and $1.0 million will be paid on December 31, 1997 and on each of June 30 and December 31, of 1998, 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

In August 1997, the Company entered into the SmithKline Agreement whereby SmithKline was granted exclusive rights to collaborate with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. SmithKline has paid an $8.5 million license fee to TBC and is committed to pay an additional $20.0 million in milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and

AMI. In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and agreed to purchase, at TBC's option, an additional $2.0 million in Common Stock on or before August 5, 1998, at a price per share based on an average trading price for the Common Stock for the period beginning 10 days before and ending on the 9 day after TBC exercises its option.

The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.


                             RESULTS OF OPERATIONS

                THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Revenues decreased from $1,283,474 in the three month period ended June 30, 1996 to $690,000 in the same period of 1997, a decrease of 46%. Revenues were primarily composed of earned revenues under research agreements. Such revenue decreased primarily because of the revision to the payment terms of the Synthelabo collaborative agreement effective November 1, 1996, which substantially reduced the research payments associated with this agreement. In addition, data payments from Synthelabo were lower in 1997 as the contracts neared completion.

Total operating expenses decreased 7% from $7,036,074 in the three month period ended June 30, 1996 to $6,532,321 in the same period of 1997 due primarily to the decrease in research and development expenses. Research and development expenses decreased 25% from $6,023,929 in the three month period ended June 30, 1996 to $4,545,311 in the same period of 1997. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses increased 96% from $1,012,145 in the three month period ended June 30, 1996 to $1,987,010 in the same period of 1997 primarily because of a $828,716 noncash charge related to the extension of the exercise period for certain stock options. Excluding the effect of the stock option extension, general and administrative expenses increased 14% to $1,158,294 in the three month period ended June 30, 1997 verses the amount for the same period of 1996. This change was due to increases in patent and other legal fees and consulting fees.

Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange gains and losses. The decrease is caused by a 34% decrease in investment income from $251,390 in the three month period ended June 30, 1996 to $166,088 in the same period of 1997, attributed primarily to lower investment balances.

                 SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Revenues decreased from $3,200,776 in the six month period ended June 30, 1996 to $1,490,000 in the same period of 1997, a decrease of 53%. Revenues were primarily composed of earned revenues under research agreements. Such revenue decreased primarily because of the revision to the payment terms of the Synthelabo collaborative agreement effective November 1, 1996, which substantially reduced the research payments associated with this agreement. In addition, data payments from Synthelabo were lower in 1997 as the contracts neared completion.

Total operating expenses decreased 15% from $14,050,347 in the six month period ended June 30, 1996 to $11,901,673 in the same period of 1997 primarily because of the decrease in research and development expenses. Research and development expenses decreased 23% from $11,504,545 in the six month period ended June 30, 1996 to $8,830,365 in the same period of 1997. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses increased 45% from $2,124,637 in the six month period ended June 30, 1996 to $3,071,308 in the same period of 1997 primarily because of a $952,919 noncash charge related to the extension of the exercise period for certain stock options. Excluding the effect of the stock option extensions, general and administrative expenses decreased less than 1% to 2,118,389 in the six month period ended June 30, 1997 compared with 2,124,637 for the same period of 1996. Restructuring and impairment charges during 1996 related to the consolidation of the IPI operations into TBC did not reoccur in 1997. However, the 1997 period included market research expenses related to NOVASTAN(R) and higher legal fees.

Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange gains and losses. The decrease is caused by a 36% decrease in investment income from $497,278 in the six month period ended June 30, 1996 to $323,476 in the same period of 1997, attributed primarily to lower investment balances.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its research and development activities to date principally through (i) private placements of Common Stock and 5% Preferred Stock and the Initial Public Offering of a unit security, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and (iv) investment income, net of interest expense. During the first six months of 1997, the Company utilized net cash of $10,357,855 in operating activities. The use of cash in operations was caused primarily by the Company's net loss of $10,094,037. Investing activities primarily reflect the utilization of $5,925,269 in net proceeds from the 1997 private placement of the 5% Preferred, net of redemptions of short term investments during the first quarter. At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $9,294,331.

The Company expects to incur substantial research and development expenditures as it designs and develops biopharmaceutical products for the prevention and treatment of cardiovascular diseases. The Company anticipates that operating expenses may continue to increase during 1997 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1997 because of ongoing NOVASTAN(R) trials and will continue to be significant through the FDA approval process and as clinical trial work for additional clinical indications is performed. The Company began incurring clinical trial costs in 1997 for the compounds Endothelin and Selectin. In 1998, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements into the second quarter of 1998. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the clinical trials of NOVASTAN(R), the compounds TBC 11251 and TBC 1269, and the level of research and development expenditures for other compounds. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product, NOVASTAN(R). Moreover, TBC's agreement with Synthelabo requires the Company to maintain a "net worth", as defined in the agreement, of at least $5.0 million during the term of the agreement. If the Company fails to maintain at least $5.0 million of "net worth", Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See Part II, Item 1. Legal Proceedings.

On August 13, 1997, the Company filed a registration statement on Form S-3
(No. 333-33473) (the "Registration Statement") with the Securities and Exchange Commission related to the proposed firm commitment underwritten public offering of 5,000,000 shares of Common Stock (the "Proposed Public Offering"). The Registration Statement has not yet become effective. The Common Stock offered by the Registration Statement may not be sold nor may offers to buy be accepted prior to the time that the Registration Statement becomes effective. This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any of such Common Stock.

The Company anticipates that it may need to raise substantial funds for future operations in addition to the net proceeds of the Proposed Public Offering, which may be raised through collaborative arrangements, public or private issuance of debt and equity, or other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain such additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financing, are not obtained, the Company's drug discovery or development programs may be delayed, scaled back or eliminated; or it may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that it would not otherwise relinquish. See Part I, Item 1, note 12, Financial Statements.

                               PENDING LITIGATION

As of June 30, 1997, one class action shareholder lawsuit remains pending against the Company and includes certain directors and officers as defendants. The Company disputes all claims set forth in this lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

                 HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS

The Company's research and development activities involve the controlled use of hazardous and radioactive materials. The Company is subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Management believes that the Company is in compliance with such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations, and standards will not have a material adverse effect on the Company. The Company does not expect to incur any material capital expenditures for environmental control in the foreseeable future.

                    IMPACT OF INFLATION AND CHANGING PRICES

The pharmaceutical research industry is labor intensive, and wages and related expenses increase in inflationary periods. The lease of space and related building services for the Houston facility contains a clause that escalates rent and related services each year based on the increase in building operating costs and the increase in the Houston Consumer Price Index, respectively. To date, inflation has not had a significant impact on the operations of the Company.

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Organization and Significant Accounting Policies -- Organization" regarding TBC's expectations for future drug discovery and development and related expenditures, (b) "License Agreements" regarding TBC's expectations for future supply of NOVASTAN(R), (c) "Subsequent Events -- SmithKline" regarding TBC's expectations for future development and commercialization of NOVASTAN(R), (d) "Subsequent Events -- Proposed Public Offering" regarding TBC's expectations for future financing and (e) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources, its ability to raise additional capital to fund cash requirements for future operations and its Proposed Public Offering. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) capital market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 21, 1994, a class action shareholders' suit was filed in the U.S. District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16.0 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering. In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act. Plaintiffs have also named David Blech, D. Blech & Co., Incorporated ("D. Blech & Co.") and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

     On March 28, 1995, a second class action shareholders' suit was filed in the U.S. District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. In their complaint, the plaintiffs have sued the Company alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Commission. Plaintiffs have named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker.

     On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the U.S. District Court for the Southern District of Texas, Houston Division be transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which D. Blech & Co. acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Given the early stage of that case, which is the only remaining litigation against the Company, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 6, 1997, an annual meeting of the stockholders of the Company was held. The holders of 18,820,504 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

     (a)  Election of Directors

          The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                          NUMBER OF             NUMBER OF
         NAME             VOTES FOR         VOTES ABSTAINING
         ----             ---------         ----------------
Frank C. Carlucci         18,311,307             509,197
--------------------      ----------             -------

Rita R. Colwell           18,325,892             494,612
--------------------      ----------             -------

Robert J. Cruikshank      18,325,592             494,912
--------------------      ----------             -------

Richard A. F. Dixon       18,325,892             494,612
--------------------      ----------             -------

David B. McWilliams       18,325,892             494,612
--------------------      ----------             -------

John M. Pietruski         18,325,459             495,045
--------------------      ----------             -------

James A. Thomson          18,325,892             494,612
--------------------      ----------             -------

James T. Willerson        18,325,892             494,612
--------------------      ----------             -------

     (b)  Approval of the Amendment to the Company's 1995 Stock Option Plan

          The stockholders approved the proposal to amend the Company's 1995 Stock Option Plan to increase the authorized number of issuable shares from 1,000,000 shares to 2,000,000 shares. Votes were cast as follows:

 NUMBER OF               NUMBER OF                NUMBER OF
 VOTES FOR             VOTES AGAINST          VOTES ABSTAINING
 ----------            -------------          ----------------
 17,742,393              1,026,531                 51,580
 ----------            -------------          ----------------

     (c) Approval of the Amendment to the Company's 1995 Non-Employee Director Stock Option Plan

          The stockholders approved the proposal to amend the Company's 1995 Non-Employee Director Stock Option Plan to increase the authorized number of issuable shares from 200,000 shares to 300,000 shares and to revise the formula for issuing options. Votes were cast as follows:

NUMBER OF               NUMBER OF                NUMBER OF
VOTES FOR             VOTES AGAINST          VOTES ABSTAINING
----------            -------------          ----------------
17,720,268              1,031,276                 68,960
----------            -------------          ----------------

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------

     4.8(1) Certificate of Designations of 5% Cumulative Convertible Preferred Stock for Texas Biotechnology Corporation

     10.60(1) Preferred Stock Investment Agreement dated March 13, 1997 between Texas Biotechnology Corporation and certain investors

     10.61(1) Registration Rights Agreement dated March 13, 1997 between Texas Biotechnology Corporation and certain investors

     10.62 Amendment to the 1995 Stock Option Plan of Texas Biotechnology Corporation dated March 4, 1997

     10.63 Amendment to the 1995 Non-Employee Director Stock Option Plan of Texas Biotechnology Corporation dated March 4, 1997

     27.1      Financial Data Schedule
------------

(1) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Securities and Exchange Commission (the "Commission") on April 2, 1997 and incorporated herein by reference.

     REPORTS ON FORM 8-K

     One report on Form 8-K was filed during the quarter ended June 30, 1997. The report was dated March 14, 1997 and filed April 2, 1997, and announced that the Company raised $6 million through a private placement of 6,000 shares of 5% Cumulative Convertible Preferred Stock.

                        TEXAS BIOTECHNOLOGY CORPORATION

                                 JUNE 30, 1997

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 1997.


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
                                             Officer)

                               INDEX TO EXHIBITS


  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------

     4.8(1) Certificate of Designations of 5% Cumulative Convertible Preferred Stock for Texas Biotechnology Corporation

     10.60(1) Preferred Stock Investment Agreement dated March 13, 1997 between Texas Biotechnology Corporation and certain investors

     10.61(1) Registration Rights Agreement dated March 13, 1997 between Texas Biotechnology Corporation and certain investors

     10.62 Amendment to the 1995 Stock Option Plan of Texas Biotechnology Corporation dated March 4, 1997

     10.63 Amendment to the 1995 Non-Employee Director Stock Option Plan of Texas Biotechnology Corporation dated March 4, 1997

     27.1      Financial Data Schedule
------------

(1) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Securities and Exchange Commission (the "Commission") on April 2, 1997 and incorporated herein by reference.