Form 10-Q
period 1997-09-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1997-11-07
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1997

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

Yes   X    No
   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Class                          Outstanding at September 30, 1997
            -----                          ---------------------------------
Common Stock, $0.005 par value                           26,463,869


                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996                1

         Consolidated Statements of Operations for the three months ended
         September 30, 1997 and 1996, the nine months ended September 30, 1997 and 1996            2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996                                                               3

         Notes to Consolidated Financial Statements                                                4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    15

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                                      18

PART II. OTHER INFORMATION

         ITEM 1:  Legal Proceedings                                                               19

         ITEM 2:  Changes in Securities                                                           19

         ITEM 3:  Defaults Upon Senior Securities                                                 20

         ITEM 4:  Submission of Matters to a Vote of Security Holders                             20

         ITEM 5:  Other Information                                                               20

         ITEM 6:  Exhibits and Reports on Form 8-K                                                21

SIGNATURES                                                                                        22

INDEX TO EXHIBITS                                                                                 23

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                        ASSETS                                                       1997                1996
                                                                                 ------------        ------------
                                                                                 (Unaudited)

Current assets:
       Cash and cash equivalents                                                 $    816,615         2,127,999
       Short term investments                                                      13,491,927        11,262,292
       Other current receivables                                                    1,262,455           590,575
       Short term note receivable                                                     122,500           122,500
       Prepaids                                                                       291,664           546,752
       Other current assets                                                           355,568            12,400
                                                                                 ------------         ---------
             Total current assets                                                  16,340,729        14,662,518

Equipment and leasehold improvements, at cost less
       accumulated depreciation and amortization (note 5)                           3,265,919         3,458,012

Other assets                                                                           59,591            59,591
                                                                                 ------------         ---------

            Total assets                                                         $ 19,666,239        18,180,121
                                                                                 ============        ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                          $  1,090,296         1,661,339
       Accrued expenses                                                             1,690,468         2,266,376
       Deferred revenue (note 8)                                                       62,500           625,000
                                                                                 ------------         ---------
            Total current liabilities                                               2,843,264         4,552,715

Commitments and contingencies (notes 6, 8, 9, 10 and 11)

Stockholders' equity (notes 2, 3 and 6):
       Preferred stock, par value $.005 per share. At September 30, 1997
            5,000,000 shares authorized; 3,580 shares of 5% cumulative convertible issued and outstanding. At December 31, 1996,
            5,000,000 shares authorized, none outstanding.                                 18                --
       Common stock, par value $.005 per share.  At September 30, 1997,
            75,000,000 shares authorized; 26,463,869 shares issued and outstanding.  At December 31, 1996, 75,000,000 shares
            authorized; 25,490,269 shares issued and outstanding                      132,319           127,451
       Additional paid-in capital                                                  86,809,978        77,808,331
       Accumulated deficit                                                        (70,119,340)      (64,308,376)
                                                                                 ------------         ---------
            Total stockholders' equity                                             16,822,975        13,627,406
                                                                                 ------------         ---------

            Total liabilities and stockholders' equity                           $ 19,666,239        18,180,121
                                                                                 ============        ==========

          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                 Page 1

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Operations

                                  (unaudited)

                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                                    1997          1996            1997             1996
                                                 -----------  ------------   ---------------  -------------

Revenues:
     Research agreements (note 8)                $ 1,187,500  $  1,100,000   $     2,672,502  $   4,295,110
     License fee income                            8,500,000            --         8,500,000             --
     Other income                                      2,502         2,500             7,500          8,166
                                                 -----------  ------------   ---------------  -------------
         Total revenues                            9,690,002     1,102,500        11,180,002      4,303,276
                                                 -----------  ------------   ---------------  -------------

Expenses:
     Research and development                      4,287,056     5,980,096        13,117,421     17,484,641
     General and administrative                    1,177,642       952,299         4,248,950      3,076,936
     Restructuring & Impairment charges                   --            --                --        421,165
                                                 -----------  ------------   ---------------  -------------
         Total expenses                            5,464,698     6,932,395        17,366,371     20,982,742
                                                 -----------  ------------   ---------------  -------------

         Operating income (loss)                   4,225,304    (5,829,895)       (6,186,369)   (16,679,466)
                                                 -----------  ------------   ---------------  -------------

Other income (expense):
     Interest income                                 183,494       199,811           506,970        697,089
     Other                                             8,093            --             2,253             --
                                                 -----------  ------------   ---------------  -------------
         Total other income (expense)                191,587       199,811           509,223        697,089

         Net income (loss)                       $ 4,416,891  $ (5,630,084)  $    (5,677,146) $ (15,982,377)
         Preferred dividend requirement              297,229            --         1,144,623             --

         Net loss applicable to common shares    $ 4,119,662  $ (5,630,084)  $    (6,821,769) $ (15,982,377)

Net income (loss) per share:
     Primary                                     $      0.15  $      (0.23)            (0.26) $       (0.69)
     Fully diluted                               $      0.15  $         --   $            --  $          --
Weighted average common shares used to
     compute net income (loss) per share:
     Primary                                      27,305,955    24,188,708        25,853,961     23,053,607
     Fully diluted                                28,762,873            --                --             --

          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                 Page 2

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the periods ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      1997              1996
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (5,677,146)      (15,982,377)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                                561,095           547,651
          Expenses paid with stock (note 3)                                              9,967                --
          Compensation expense related to stock options (note 3)                     1,303,094            46,177
          Preferred dividends payable not included in net loss                         (98,965)               --
   Change in operating assets and liabilities, net of effect of acquisition:
    (Increase) decrease in prepaids                                                    255,088           276,136
    (Increase) decrease in receivables                                                (671,880)            7,291
    (Increase) decrease in other current assets                                       (343,168)          154,833
    Increase (decrease) in current liabilities                                      (1,146,951)          417,280
    (Decrease) in deferred revenue                                                    (562,500)         (400,110)
                                                                                  ------------      ------------
          Net cash used in operating activities                                     (6,371,366)      (14,933,119)
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                  (369,003)          (82,123)
   Purchase of short term investments                                              (18,987,527)      (24,007,757)
   Maturity of short term investments                                               16,757,893        20,464,414
                                                                                  ------------      ------------
         Net cash provided by (used in) investing activities                        (2,598,637)       (3,625,466)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and options and
    warrant exercises, net                                                           1,733,350        13,642,447
   Proceeds from sale of preferred stock, net                                        5,925,269                --
                                                                                  ------------      ------------
          Net cash provided by financing activities                                  7,658,619        13,642,447
                                                                                  ------------      ------------
    Net increase (decrease) in cash and cash equivalents                            (1,311,384)       (4,916,138)

Cash and cash equivalents at beginning of period                                     2,127,999         5,724,264
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $    816,615           808,126
                                                                                  ============      ============

Supplemental schedule of noncash financing activities                             $     34,853                --
                                                                                  ============      ============

          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                 Page 3

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization

         Texas Biotechnology Corporation (the "Company" or "TBC"), a biopharmaceutical company, applies innovative drug discovery techniques and its specialized knowledge of the role of vascular cell biology in cardiovascular disease to the design and development of novel pharmaceutical compounds. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of a certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding Common Stock of ImmunoPharmaceutics, Inc. ("IPI") (now discontinued), a San Diego, California based company, in exchange for Common Stock of the Company. TBC consolidated the IPI operation into TBC in the first half of 1996.

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

     (c) Cash, Cash Equivalents and Short Term Investments

         Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At September 30, 1997, approximately $817,000 was invested in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At September 30, 1997, the Company's short term investments consisted of approximately $961,000 in Government Agency Discount Notes and $12,531,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost, which approximates market value. Interest income is accrued as earned.

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

     (f) Research and Development Costs

         All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the three months ended September 30, 1997 and 1996, totaled approximately $1,445,000 and $1,469,000, respectively, of which approximately $1,136,000 and $1,179,000, respectively, was charged to research and development. For the nine months ended September 30, 1997 and 1996, salaries and benefits totaled approximately $4,257,000 and $4,936,000, respectively, of which approximately $3,335,000 and $3,872,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

     (g) Net Income (Loss) Per Common Share

         Primary net income (loss) per common share is based upon the net income
         (loss) applicable to common shares after preferred dividend requirements and upon the weighted average of common and common equivalent shares outstanding during the period. Preferred dividend requirements for the three and nine months ended September 30, 1997 included $52,157 and $133,817, respectively, of accrued dividends and, pursuant to a Securities and Exchange Commission Staff Position, deemed dividends attributable to the conversion discount factor at issuance of the Preferred Stock of $245,072 and $1,010,806, respectively. For the three months ended September 30, 1997 and 1996, the weighted average common shares used to compute primary net income (loss) per common share totaled 27,305,955 and 24,188,708, respectively. For the nine months ended September 30, 1997 and 1996, the weighted average common shares used to compute primary net loss per common share totaled 25,853,961 and 23,053,607, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of primary net loss per common share for the three months ended September 30, 1996 and the nine months ended September 30, 1997 and 1996 because the effect would have been antidilutive. For the three months ended September 30, 1997, primary net income per common share includes the exercise of dilutive stock options and warrants. The 4,082,500 warrants which are traded publicly are not included in net income per share since they are anti-dilutive.

         Fully diluted net income per common share is based upon the net income applicable to common shares before the preferred dividend requirement. For the three months ended September 30, 1997, the weighted average shares used to compute fully diluted net income per share totaled 28,762,873 and included the conversion of securities convertible into Common Stock and the exercise of dilutive stock options and warrants. Shares held in escrow through September 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the net loss per share calculation until such shares were released or issued.

     (h) Reclassifications

         Certain reclassifications have been made to prior period financial statements to conform with the September 30, 1997 presentation with no effect on net loss reported.

FORM 10-Q                                                                 Page 5

     (i) Revenue Recognition

         Revenue from grants is recognized as earned under the terms of the related grant agreements. Revenue from service contracts is recognized as the services are performed and/or as milestones are achieved. Milestone payments related to contractual agreements are recognized as the milestones are achieved. Revenue from products and services is recognized when the products are shipped or the services are performed. Revenue from licensing fees is recorded when the license is granted. Amounts received in advance of services to be performed under contracts are recorded as deferred revenue.

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

     (l) Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("Statement 128"), which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. Statement 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Since the Company has incurred losses in both the nine month periods ended September 30, 1997 and 1996, and the three month period ended September 30, 1996, there is no effect on net loss per share as reported for those periods.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company s consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

     (m) Interim Financial Information

         The Consolidated Balance Sheet as of September 30, 1997, and the related Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996 and Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items, except as stated in note 2 below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q rules and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.


FORM 10-Q                                                                 Page 6

     (n) Development Stage Enterprise

         In prior periods, the Company reported as a development stage enterprise. With the signing of a commercialization agreement for NOVASTAN(R), the Company has begun reporting as an operating Company.

(2)  CAPITAL STOCK

     On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock ("the 5% Preferred") which provided net proceeds to the Company of approximately $5.8 million. The 5% Preferred is convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date. A total of 6,000 shares of 5% Preferred were sold at a price of $1,000 per share to two institutional investors. In accordance with the terms of the private placement, the Company filed, pursuant to Rule 415 of the Securities Act, a Shelf Registration Statement as to the resale of the shares of the underlying Common Stock which became effective on May 23, 1997. The 5% Preferred holds preferential rights compared to all other classes of stock regarding dividend payments and liquidation. Dividends have been accrued at the rate of five percent (5%) per annum on the amount of 5% Preferred outstanding during the quarter and are payable quarterly commencing September 30, 1997 when and as declared by the Board of Directors. In accordance with the Certificate of Designation of 5% Cumulative Convertible Preferred, dividends not declared and paid are considered additions to the 5% Preferred amount at the time of conversion and can be paid in Common Stock of the Company at time of conversion. Dividends and the discount related to the conversion of the 5% Preferred has been shown as an increase of net loss applicable to common shareholders. The liquidation preference (which included accrued dividends) amount of 5% Preferred at September 30, 1997 is $3,678,965. As of September 30, 1997, 2,420 shares of the 5% Preferred and accrued dividends of $34,853 on such shares have been converted into 596,546 shares of Common Stock. During October 1997, 3,000 shares of Preferred Stock and accrued dividends converted into 684,539 shares of Common Stock. Following this conversion, 580 shares of Preferred Stock remain outstanding.

     During October 1997, the Company sold 5,750,000 shares of Common Stock for $5.00 per share pursuant to an underwritten public offering. The net proceeds to the Company for the 5,750,000 shares sold were approximately $26.6 million after deducting selling commissions and expenses of approximately $2.2 million related to the offering.

     Additionally, during October 1997, the Company issued 214,286 shares of Common Stock and a seven year warrant to purchase 142,858 shares of Common Stock exercisable at $14.00 per share, pursuant to a license agreement. (See notes 9 and 13)

(3)  STOCK OPTIONS

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


FORM 10-Q                                                                 Page 7

     The Stock Option Plan for Non-Employee Directors ("Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 37,020 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

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

     The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 296,363 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. In June 1996, the 1995 Director Plan was amended with respect to the election date requirement for a director to request stock in lieu of cash payment of director fees. The Board of Directors amended the 1995 Director Plan effective March 4, 1997 to allow 300,000 shares to be reserved for issuance and also to revise the formula for issuing options. Both amendments were approved by stockholders at the annual meeting on May 6, 1997.

     A summary of stock options as of September 30, 1997, follows:

                            Exercise Price                                 Exercised/               Available
       Stock Option Plans      Per Share       Authorized    Outstanding     Other     Exercisable  for Grant
     --------------------   --------------     ----------    -----------   ----------  ----------- ----------

     1990  Plan             $1.38 - $5.19         285,715       181,193      55,959       172,246      48,563

     1992  Plan             $1.41 - $5.36       1,700,000     1,326,677     150,661     1,035,129     222,662

     Director  Plan         $2.40 - $4.54          71,429        37,020      34,409        37,020         ---

     1995 Plan              $1.31 - $5.88       2,000,000     1,197,900         ---       226,510     802,100

     1995  Director  Plan   $1.38 - $5.19         300,000       130,705       3,637        67,885     165,658
                                               ----------    ----------  ----------  ------------ -----------
                     TOTALS                     4,357,144     2,873,495     244,666     1,538,790   1,238,983
                                               ==========    ==========  ==========  ============ ===========

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

     During December, 1996, the Compensation and Personnel Committee of the Board of Directors authorized the extension of options originally granted for a five year period to ten years upon election by individual option holders. During 1997, option holders elected to extend 1,022,833 options, originally expiring during 1997, 1998, 1999 and 2000, for an additional five years. Accordingly, the Company recorded a non-cash charge of $1,303,094 for the nine months ended September 30, 1997 of which $1,149,829 was recorded in the second quarter and the remainder in the first quarter. Of the total for the nine months, approximately $350,000 was charged to research and development and the remainder to general and administrative for the difference between the original option exercise price and fair market value as of the effective date of election.


FORM 10-Q                                                                 Page 8

     As of September 30, 1997, 2,074 shares of stock were issued pursuant to the 1995 Director Plan to two directors for board fees in lieu of cash and are included in the amount exercised for that plan.

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

     As of September 30, 1997, the net deferred tax asset totaled approximately $24,022,000 and was fully reserved. The Company did not incur any tax expense in any year due to operating losses.

(5)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following :

                                                 September 30,1997  December 31,1996
                                                 -----------------  ----------------

Laboratory and office equipment                     $ 4,448,731       $ 4,079,728
Leasehold improvements                                3,701,772         3,701,772
                                                    -----------       -----------
                                                      8,150,503         7,781,500
Less accumulated depreciation and amortization       (4,884,584)       (4,323,488)
                                                    -----------       -----------
                                                    $ 3,265,919       $ 3,458,012
                                                    ===========       ===========

(6)  COMMON STOCK RESERVED

     The Company has reserved Common Stock for issuance as of September 30, 1997 as follows:

Stock option plans                                     4,112,478
Common stock issuable under licensing agreement          285,715  (See note 9, 13)
Warrants issuable under the licensing Agreement          142,858  (See note 9, 13)
Publicly traded warrants outstanding                   4,082,500
Other warrants outstanding                             1,232,092
Underwriters purchase options and related warrants       710,000
Public offering of Common Stock                        5,750,000  (See note 2, 13)
Conversion of Preferred Stock                          2,451,719  (See note 2)
                                                       ---------
     Total shares reserved                            18,767,362
                                                      ==========

     In addition to the above, LG Chemical, Ltd. ("LG Chem") has the option to purchase $5 million of Common Stock on December 31, 1997. LG Chem and TBC must agree on the purchase price or the option cannot be exercised. Additionally, on October 9, 1997 the Company issued 214,286 shares of Common Stock and a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share. (See note 13)

(7)  CLINICAL RESEARCH AGREEMENTS

     On June 1, 1995, the Company entered into an agreement with Coromed, Inc., to coordinate the clinical evaluation of NOVASTAN(R) as an adjunct to t-PA in acute myocardial infarction. Coromed is responsible for managing all aspects of the clinical trial and making all financial remuneration to testing sites. The term of the agreement is 16 months, subject to extension upon the mutual written agreement of both parties. The term of the contract expired on October 1, 1996, but was extended on April 11, 1997 for one year through September 30, 1997 or until all services detailed in the original contract are completed. The parties have

FORM 10-Q                                                                 Page 9
     agreed to a total budget of $961,659. Of this amount, $44,000 was paid upon execution of a letter of intent and $138,566 was paid upon execution of the agreement. Subsequent payments will be made monthly on a per patient basis, to a maximum total of approximately $734,000. Three additional payments of $15,000 each will be made upon completion of specified tasks by Coromed.

     During August 1997, the Company began Phase IIa clinical trials for TBC 11251 (TBC's lead compound for vasospasm/hypertension) in congestive heart failure. On August 5, 1997, the Company entered into a letter of intent with Coromed, Inc. to pursue negotiations and possible execution of an agreement to conduct the clinical evaluation of TBC 11251 to determine acute hemodynamic efficacy and safety in congestive heart failure. The clinical trial work contemplated in the letter of intent will cost approximately $1,000,000. The term of the original letter of intent ended on September 30, 1997, but was extended until October 31, 1997.

(8)  RESEARCH AGREEMENTS

     On October 11, 1994, the Company signed a collaborative agreement with Synthelabo, S.A. ("Synthelabo"), a French pharmaceutical group, to develop and market compounds for vascular proliferative disease derived from the Company's research programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for $3.50 per share for a total of $5 million becoming the Company's largest shareholder at that time and paid the Company a non-refundable licensing fee of $3 million. In addition, Synthelabo committed to pay $3 million annually in research payments (payable in quarterly installments of $750,000). Beginning October 31, 1996, the parties to the agreement agreed to revise the terms of the payment for the third year to be $750,000, which amount has already been paid. No such payments will be made in 1997. Synthelabo has agreed, upon the achievement of certain milestones, to make further payments of up to $3 million per year for up to $18 million in total. Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth", of TBC as defined in the agreement, be less than $5 million as of the end of any calendar quarter during the term of the agreement. For the years ended December 31, 1995 and December 31, 1996, TBC received $3 million related to the Synthelabo agreement. In exchange for the above consideration, Synthelabo has received an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union. The first quarterly research payment of $750,000 was received on October 31, 1994, of which $500,000 was recognized in 1994. During the year ended December 31, 1996, research payments of $3,000,000 were received of which $2,625,000 was recognized as income during the year. As of September 30, 1997, $562,500 has been recognized as revenue and $62,500 is included in current deferred revenue. Synthelabo will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement.

     During 1995 and 1997, the Company and Synthelabo mutually agreed to exchange certain clinical data with regard to NOVASTAN(R). Additionally, during 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies of NOVASTAN(R). Over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC up to $2,920,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. As of September 30, 1997, TBC has recognized approximately $2,880,000 of revenue related to these agreements, $610,000 of which is in other current receivables. Synthelabo is the licensee for NOVASTAN(R)in certain territories other than those which were sublicensed to TBC.

     On October 10, 1996, the Company signed a strategic alliance agreement with LG Chem to develop and market compounds derived from the Company's endothelin receptor and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chem purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. LG Chem has committed to pay $10.7 million in


FORM 10-Q                                                                Page 10
     research payments. Of this amount, $1.1 million has been paid and $1.0 million will be paid on December 31, 1997 and on each of June 30 and December 31 of 1998, 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001. As of September 30, 1997, $500,000 is in other current receivables. LG Chem has the right to terminate future research payments if TBC fails to meet certain agreement milestones, which milestones will be established by the parties in accordance with the agreement. LG Chem will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations with LG Chem, a commission on all consideration received including a royalty on net sales.

(9)  LICENSE AGREEMENT

     TBC has entered into an agreement with Mitsubishi Chemical Corporation ("Mitsubishi") to license Mitsubishi's rights and technology relating to NOVASTAN(R) and to license Mitsubishi's own proprietary technology developed with respect to NOVASTAN(R) (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell NOVASTAN(R) in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sale of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

     Mitsubishi further agreed to supply the Company with its requirements of bulk NOVASTAN(R)throughout the term of the Mitsubishi Agreement for TBC's clinical testing and commercial sales of NOVASTAN(R)in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of NOVASTAN(R), Mitsubishi and TBC have agreed to discuss in good faith the means by which, and the party to whom, NOVASTAN(R)production technology will be transferred. The transferee may be a person or entity other than TBC. At present, Mitsubishi is the only manufacturer of NOVASTAN(R). Should Mitsubishi terminate or default in its supply commitment, there can be no assurance that alternate sources of bulk NOVASTAN(R)will be available to the Company at reasonable cost, if at all. If such alternate sources of supply (see note 10) are unavailable or uneconomic, the Company's results of operations would be materially adversely affected.

     In exchange for the license to Genentech's (the "Former Licensor") NOVASTAN(R) technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the FDA for NOVASTAN(R). An additional 71,429 shares of Common Stock will be issued to the Former Licensor within ten days after the FDA's first approval of an NDA for NOVASTAN(R). Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for NOVASTAN(R) with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. If the Company is unable to issue any of the additional shares of Common Stock or the warrant to the Former Licensor due to circumstances beyond the Company's control, the Company has agreed to pay the Former Licensor, in lieu thereof, an amount equal to the value of the securities plus interest from May 27, 1993 at the prime rate plus one percent, compounded annually. The value of the Common Stock is deemed to be $7.00 per share, which represents the cash consideration the Company will be obligated to pay to the Former Licensor as liquidated damages, and the value of the warrants is to be determined by appraisal, based on the warrants' market value. The Company will not be required to make any cash payment if the approval of the NDA does not occur. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.


FORM 10-Q                                                                Page 11

     During the third quarter of 1997, the Company sublicensed certain rights to NOVASTAN(R) to SmithKline Beecham, plc ("SmithKline"). (see note 10) In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in research and development expense, to pay an additional royalty to Mitsubishi beginning January 1, 2001 and to provide access to certain NOVASTAN(R) clinical data to Mitsubishi in certain circumstances.

(10) COMMERCIALIZATION AGREEMENT

     In connection with TBC's development and commercialization of NOVASTAN(R), in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with SmithKline Beecham plc (the "SmithKline Agreement") whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. SmithKline paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and will pay up to $15 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the heparin-induced thrombocytopenia ("HIT") and HIT with thrombosis syndrome ("HITTS") and acute myocardial infarction ("AMI") indications. SmithKline has also agreed to provide 60% of the funding for clinical trials for the HIT/HITTS and AMI indications. The parties have also formed a joint development committee to analyze the development of additional NOVASTAN(R) indications to be funded 60% by SmithKline except for certain Phase IV trials which shall be funded entirely by SmithKline. Pursuant to the Mitsubishi Agreement, TBC and SmithKline must make a determination as to their desire to pursue the stroke indication by December 1998. SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to copromote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which SmithKline determines it does not wish to pursue, subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the SmithKline Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

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

     The SmithKline Agreement generally terminates on a country by country basis upon the earlier of the termination of TBC's rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. SmithKline also has the right to terminate the agreement on a country by country basis by giving TBC at least three months written notice at any time before SmithKline first markets products in that country based on a reasonable determination by SmithKline that the commercial profile of the product in question would not justify continued development in that country. SmithKline has similar rights to terminate the SmithKline Agreement on a country by country basis after marketing has commenced. In addition, either party may terminate the SmithKline Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent.

     In connection with the execution of the SmithKline Agreement, SmithKline Beecham plc purchased 176,992 shares of TBC's Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in connection with the public offering which closed on October 1, 1997. (see note 2). TBC granted limited piggyback registration rights regarding the 176,992 shares which expire when the shares may be sold pursuant to Rule 144(k) under the Securities Act.

FORM 10-Q                                                                Page 12

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

         On March 28, 1995, a second class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. In their complaint, the plaintiffs have sued the Company alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as Amended (the "Exchange
         Act) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission (the "Commission"). Plaintiffs have named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker.

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

(12) REGULATORY FILING

     During August 1997, the Company filed an NDA with the FDA for it's lead product candidate, NOVASTAN(R)(argatroban) for use as an anticoagulant in patients with HIT. During September 1997, the FDA granted

FORM 10-Q                                                                Page 13
     priority review status to the new drug application for NOVASTAN(R)(argatroban). During October, 1997, the Company was notified by the FDA that the filed NDA for NOVASTAN(R)was accepted. The Company anticipates a decision on the approval of the filed NDA by the end of the second quarter of 1998.

(13) SUBSEQUENT EVENTS

         Common Stock Reserved

         During October 1997, upon acceptance of the filing of the NDA for NOVASTAN(R) by the FDA, the Company issued 214,286 shares of Common Stock and a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, to the Former Licensor of NOVASTAN(R). The Company will record a non-cash accounting change of $1,075,000 to in process research and development during the fourth quarter of 1997.

         Public Offering

         During October 1997, the Company sold 5,750,000 shares of Common Stock for $5.00 per share pursuant to an underwritten public offering. The net proceeds to the Company for the 5,750,000 shares sold were approximately $26.6 million after deducting selling commissions and expenses of approximately $2.2 million related to the offering.

FORM 10-Q                                                                Page 14

ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                    OVERVIEW

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

     Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. On an annual basis, the Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of $70.1 million from inception to September 30, 1997. The Company has primarily financed its operations to date through certain private placements of Common Stock and debt, which have raised an aggregate of $21.3 million in net proceeds, the Initial Public Offering which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering which closed during October 1997 and raised approximately $26.6 million in net proceeds.

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

     The Company signed a collaborative agreement with Synthelabo on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $3.0 million annually in research payments (payable in quarterly installments) for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data. Over the life of the agreements TBC may receive as much as $2.9 million, of which $2.3 million has been received as of September 30, 1997. During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chem. LG Chem purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $1.1 million has been paid and $1.0 million will be paid on December 31, 1997 and on each of June 30 and December 31, of 1998, 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

     In August 1997, the Company entered into the SmithKline Agreement whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and AMI. In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering which closed during October 1997.


FORM 10-Q                                                                Page 15

     The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

              THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues increased from $1,102,500 in the three month period ended September 30, 1996 to $9,690,002 in the same period of 1997, an increase of 779%. Revenues were primarily composed of earned revenues under commercialization agreements and research collaborations. Such revenue increased primarily because of the $8.5 million license fee paid by SmithKline in August, 1997.

     Total operating expenses decreased 21% from $6,932,395 in the three month period ended September 30, 1996 to $5,464,698 in the same period of 1997 due primarily to the decrease in research and development expenses. Research and development expenses decreased 28% from $5,980,096 in the three month period ended September 30, 1996 to $4,287,056 in the same period of 1997. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses increased 24% from $952,299 in the three month period ended September 30, 1996 to $1,177,642 in the same period of 1997 primarily because of payments made in connection with the SmithKline Agreement.

     Other income and expense is composed of investment income on invested funds and foreign currency exchange gains and losses. The decrease is caused by an 8% decrease in investment income from $199,811 in the three month period ended September 30, 1996 to $183,494 in the same period of 1997 and an increase in foreign currency exchange gains. Investment income decreased due to lower balances of cash available for investment.

              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues increased from $4,303,276 in the nine month period ended September 30, 1996 to $11,180,002 in the same period of 1997, an increase of 160%. Revenues were primarily composed of earned revenues under commercialization agreements and research collaborations. Such revenue increased primarily because of the $8.5 million license fee paid by SmithKline in August, 1997.

     Total operating expenses decreased 17% from $20,982,742 in the nine month period ended September 30, 1996 to $17,366,371 in the same period of 1997 primarily because of the decrease in research and development expenses. Research and development expenses decreased 25% from $17,484,641 in the nine month period ended September 30, 1996 to $13,117,421 in the same period of 1997. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses increased 38% from $3,076,936 in the nine month period ended September 30, 1996 to $4,248,950 in the same period of 1997 primarily because of a $952,919 noncash charge related to the extension of the exercise period for certain stock options and payments made in connection with the SmithKline Agreement. Restructuring and impairment charges during 1996 related to the consolidation of the IPI operations into TBC did not reoccur in 1997.

     Other income and expense is composed of investment income on invested funds and foreign currency exchange gains and losses. The decrease is caused by a 27% decrease in investment income from $697,089 in the nine month period ended September 30, 1996 to $506,970 in the same period of 1997, attributed primarily to lower balances of cash available for investment.

FORM 10-Q                                                                Page 16

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its research and development activities to date principally through (i) private placements of Common Stock and 5% Preferred Stock and the Initial Public Offering of a unit security, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and (iv) investment income, net of interest expense. During the first nine months of 1997, the Company utilized net cash of $6,371,366 in operating activities. The use of cash in operations was caused primarily by the Company's net loss of $5,677,146. Investing activities primarily reflect the utilization of $5,925,269 in net proceeds from the 1997 private placement of the 5% Preferred, net of redemptions of short term investments during the first quarter. At September 30, 1997, the Company had cash, cash equivalents and short-term investments of $14,308,542. During October 1997, the Company received net proceeds of approximately $26.6 million from a completed public offering of Common Stock and $5 million for attainment of a milestone related to the SmithKline Agreement.

     The Company expects to incur substantial research and development expenditures as it designs and develops biopharmaceutical products for the prevention and treatment of cardiovascular diseases. The Company anticipates that operating expenses may continue to increase during 1997 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1997 because of ongoing NOVASTAN(R) trials and will continue to be significant through the FDA approval process and as clinical trial work for additional clinical indications is performed. The Company began incurring clinical trial costs in 1997 for the compounds TBC 11251 and TBC 1269. In 1998, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

     The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements through the end of 1999. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the clinical trials of NOVASTAN(R), the compounds TBC 11251 and TBC 1269, and the level of research and development expenditures for other compounds. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product, NOVASTAN(R). The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See Part II, Item 1. Legal Proceedings.

     The Company anticipates that it may need to raise substantial funds for future operations, which may be raised through collaborative arrangements, public or private issuance of debt and equity, or other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain such additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financing, are not obtained, the Company's drug discovery or development programs may be delayed, scaled back or eliminated; or it may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that it would not otherwise relinquish.

                               PENDING LITIGATION

     As of September 30, 1997, one class action shareholder lawsuit remains pending against the Company and includes certain directors and officers as defendants. The Company disputes all claims set forth in this


FORM 10-Q                                                                Page 17
     lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

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

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Report includes "forward looking statements" within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Organization and Significant Accounting Policies -- Organization" regarding TBC's expectations for future drug discovery and development and related expenditures, (b) "License Agreements" regarding TBC's expectations for future supply of NOVASTAN(R), (c) Commercialization Agreement regarding TBC's expectations for future development and commercialization of NOVASTAN(R), (d) Capital Stock regarding TBC's expectations for future financing and (e) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources, its ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and
     (viii) capital market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       Not Applicable


FORM 10-Q                                                                Page 18

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

ITEM 2.  CHANGES IN SECURITIES

     Preferred Stock Conversions

     On May 19, 1997, May 22, 1997, May 28, 1997, June 11, 1997, July 25, 1997,
     September 5, 1997 and September 9, 1997, the Company issued an aggregate of 596,546 shares of Common Stock to certain institutions pursuant to the conversion of its 5% Preferred Stock. The issuance of the Common Stock was

FORM 10-Q                                                                Page 19
     exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

     Common Stock Transactions

     On March 5, 1997, March 13, 1997, March 20, 1997, March 21, 1997, April 8,
     1997, June 3, 1997, June 13, 1997, June 18, 1997, July 23, 1997, August 1,
     1997, August 7, 1997 and August 12, 1997, the Company issued an aggregate of 175,292 shares of its Common Stock to a certain institution and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $702,437. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. The warrants and the Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

     On August 5, 1997, in conjunction with the SmithKline Agreement, the Company issued 176,992 shares of Common Stock to an affiliate of SmithKline for a total purchase price of $1 million. The Company has granted limited piggyback registration rights with respect to such shares. The Common Stock may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     During August 1997, the Company filed a new drug application with the United States Food and Drug Administration for its lead product candidate, NOVASTAN(R)(argatroban) for use as an anticoagulant in patients with HIT. Also in August, the Company began Phase II clinical trials for the injectable form of TBC 11251 (TBC's lead compound for vasospasm/hypertension) in congestive heart failure. The Company has also initiated Phase I clinical trial work with the oral form of TBC 11251. During October 1997, the Company initiated Phase IIa clinical trials for TBC 1269, a novel non-steroid anti-inflammatory medication for the treatment and prevention of asthma.

     During October 1997, the Company was notified by the FDA that the NDA filed for NOVASTAN(R)was accepted. The Company anticipates a decision on the approval of the filed NDA by the end of the second quarter of 1998.

     Synthelabo, the European licensee for NOVASTAN(R), and the Company have been jointly evaluating NOVASTAN(R) in conjunction with thrombolytic therapy for treating acute myocardial infarction ("AMI") in a Phase II clinical trial program which encompassed a total of 2,400 patients with each party responsible for 1,200 patients. In the Company's ARG-230 trial, a trend toward improvement in clinical outcomes (death, recurrent myocardial infarction, new onset congestive heart failure/shock, need for urgent PTCA or bypass surgery) was observed at the 3.0 mcg/kg/minute dose of NOVASTAN(R) for patients treated within the first three hours. Due to the small sample size of the trial, the positive trends did not achieve statistical significance. The Company has been notified by Synthelabo that the results of the Synthelabo 1,200 patient ARGAMI-2 trial demonstrated the safety of NOVASTAN(R) in the therapy of acute myocardial infarction with effectiveness comparable to heparin. The Company and SmithKline Beecham plc are conducting an evaluation of AMI and additional indications for NOVASTAN(R), beyond the first indication of heparin-induced thrombocytopenia, in order to maximize the commercial value of the compound.

FORM 10-Q                                                                Page 20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT NO.             DESCRIPTION

        4.8   (1)            Certificate of Designations of 5% Cumulative
                             Convertible Preferred Stock for Texas Biotechnology
                             Corporation

       10.60  (1)            Preferred Stock Investment Agreement dated March
                             13, 1997 between Texas Biotechnology Corporation and certain investors

       10.61  (1)            Registration Rights Agreement dated March 13, 1997
                             between Texas Biotechnology Corporation and certain investors

       10.62  (2)            Amendment to the 1995 Stock Option Plan of Texas
                             Biotechnology Corporation dated March 4, 1997

       10.63  (2)            Amendment to the 1995 Non-Employee Director Stock
                             Option Plan of Texas Biotechnology Corporation dated March 4, 1997

       11                    Computation of net income (loss) per share

       99.1   (3)            Agreement between Mitsubishi Chemical Corporation,
                             Texas Biotechnology Corporation and SmithKline
                             Beecham plc dated August 5, 1997

       99.2   (3)            Product Development License and Co-Promotion
                             Agreement between Texas Biotechnology Corporation and SmithKline Beecham plc dated August 5, 1997

       99.3   (3)            Common Stock Purchase Agreement between Texas
                             Biotechnology Corporation and SmithKline Beecham plc dated August 5, 1997

       27.1                  Financial Data Schedule

-------------------

(1) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Securities and Exchange Commission (the "Commission") on April 2, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) with the Commission on August 14, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Commission on August 25, 1997 and incorporated herein by reference.

     REPORTS ON FORM 8-K

     One report on Form 8-K was filed during the quarter ended September 30, 1997. The report was dated August 5, 1997 and filed August 25, 1997, and reported that the Company had entered into certain agreements with Mitsubishi Chemical Corporation and SmithKline Beecham plc.


FORM 10-Q                                                                Page 21

                         TEXAS BIOTECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of November, 1997.


                                     TEXAS BIOTECHNOLOGY CORPORATION


                                     By: /s/ DAVID B. MCWILLIAMS
                                        --------------------------------------
                                        David B. McWilliams
                                        President and Chief Executive Officer




                                     By: /s/ STEPHEN L. MUELLER
                                        --------------------------------------
                                        Stephen L. Mueller
                                        Vice President of Administration
                                        Secretary and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)



FORM 10-Q                                                                Page 22

                                INDEX TO EXHIBITS

     EXHIBIT NO.             DESCRIPTION OF EXHIBIT

        4.8   (1)            Certificate of Designations of 5% Cumulative
                             Convertible Preferred Stock for Texas Biotechnology
                             Corporation

       10.60  (1)            Preferred Stock Investment Agreement dated March
                             13, 1997 between Texas Biotechnology Corporation and certain investors

       10.61  (1)            Registration Rights Agreement dated March 13, 1997
                             between Texas Biotechnology Corporation and certain investors

       10.62  (2)            Amendment to the 1995 Stock Option Plan of Texas
                             Biotechnology Corporation dated March 4, 1997

       10.63  (2)            Amendment to the 1995 Non-Employee Director Stock
                             Option Plan of Texas Biotechnology Corporation dated March 4, 1997

       11                    Computation of net income (loss) per share

       99.1   (3)            Agreement between Mitsubishi Chemical Corporation,
                             Texas Biotechnology Corporation and SmithKline
                             Beecham plc dated August 5, 1997

       99.2   (3)            Product Development License and Co-Promotion
                             Agreement between Texas Biotechnology Corporation and SmithKline Beecham plc dated August 5, 1997

       99.3   (3)            Common Stock Purchase Agreement between Texas
                             Biotechnology Corporation and SmithKline Beecham plc dated August 5, 1997

       27.1                  Financial Data Schedule

---------------------

(1) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Securities and Exchange Commission (the "Commission") on April 2, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) with the Commission on August 14, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Commission on August 25, 1997 and incorporated herein by reference.

     REPORTS ON FORM 8-K

     One report on Form 8-K was filed during the quarter ended September 30, 1997. The report was dated August 5, 1997 and filed August 25, 1997, and reported that the Company had entered into certain agreements with Mitsubishi Chemical Corporation and SmithKline Beecham plc.


FORM 10-Q                                                                Page 23