Form 10-K
period 1997-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1998-03-10
CIK 887023

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the Fiscal Year Ended December 31, 1997

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


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered
          -------------------                     ---------------------
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

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $239,943,604 as of March 2, 1998.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of March 2, 1998:

              Title of Class                           Number of Shares
              --------------                           ----------------
       Common Stock, $.005 par value                      33,680,872

     Documents incorporated by reference:

                           Document                             Form 10-K Parts
                           --------                             ---------------
Definitive Proxy Statement, to be filed within 120 days of           III
       December 31, 1997 (specified portions)



================================================================================

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) Statements in "Business" regarding Texas Biotechnology Corporation's expectations for future drug discovery and development and related expenditures and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include
(i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) capital market conditions.

This Form 10-K may contain trademarks and service marks of other companies.

                                     PART I

ITEM 1.  BUSINESS

     Texas Biotechnology Corporation ("TBC" or the "Company"), a biopharmaceutical company, applies innovative drug discovery techniques and its specialized knowledge of the role of vascular cell biology in vascular diseases to the design and development of novel pharmaceutical compounds. The Company was incorporated in Delaware in August 1989 under the name Cardiology Institute of Texas, Ltd., and its name was changed to Texas Biotechnology Corporation in October 1990. As of December 31, 1997, the Company had 79 employees, 67 of whom were engaged in research and development. References to TBC or the Company include its subsidiary ImmunoPharmaceutics, Inc. ("IPI") unless otherwise indicated.

     The Company's research and development programs are currently focused on inhibitors (also referred to as antagonists or blockers) of thrombosis, vasospasm/hypertension, vascular inflammation, vascular proliferative disease, angiogenesis and apoptosis. The Company has filed a new drug application ("NDA") with the United States ("U.S.") Food and Drug Administration (the "FDA") for its lead product candidate, NOVASTAN(R) (argatroban) for use as an anticoagulant in patients with heparin-induced thrombocytopenia ("HIT"). This NDA has been granted priority review status by the FDA, and a decision on approval from the FDA is anticipated by the end of the second quarter of 1998. NOVASTAN(R) is also in Phase II clinical trials for the treatment of acute myocardial infarction ("AMI"). The Company completed its initial Phase IIa clinical trial for TBC 11251 (TBC's lead compound for vasospasm/hypertension) in congestive heart failure ("CHF"). In treatment of patients with moderate to severe congestive heart failure, the TBC 11251 treated group demonstrated a statistically significant improvement versus placebo in the primary objective of improving central hemodynamics, particularly pulmonary artery pressure. In addition, positive trends were observed in other important cardiovascular measures. These results will allow the Company to proceed with the program using additional dosing regimes in additional Phase II studies. The Company also began Phase II clinical trials for TBC 1269 (TBC's lead compound for vascular inflammation) in allergic asthma during the third quarter of 1997. TBC has licensed the U.S. and Canadian rights to NOVASTAN(R) from Mitsubishi Chemical Corporation ("Mitsubishi"). The Company has entered into a collaboration with SmithKline Beecham plc ("SmithKline") regarding the commercialization and development of NOVASTAN(R) and has entered into collaborations with Synthelabo S.A., the pharmaceutical division of L'Oreal S.A. ("Synthelabo"), and LG Chemical, Ltd. ("LG Chemical") regarding other compounds, as described below.

     The Company's lead product candidate is NOVASTAN(R), a direct thrombin inhibitor that is being developed for various indications as an anticoagulant alternative to heparin. Approximately 275,000 patients treated with heparin in the U.S. annually develop the immunological reaction known as HIT which may lead to a potentially life-threatening thrombosis (blood clot). Because there is no current drug treatment for HIT in the U.S., the Company has initially focused on the therapeutic and commercial potential of NOVASTAN(R) in this indication. In addition, TBC is developing NOVASTAN(R) for patients who have an AMI and receive thrombolytic therapy (approximately 250,000 patients in the U.S. annually). NOVASTAN(R) is marketed in Japan for ischemic stroke, peripheral arterial occlusion and hemodialysis in patients with antithrombin III deficiency. Approximately 133,000 patients have been treated with NOVASTAN(R) in Japan since its introduction in 1990.

     TBC's internal research has produced several small molecule product candidates in the areas of vasospasm, hypertension and vascular inflammation. The Company's lead compound for the treatment of congestive heart failure ("CHF") is TBC 11251, a synthetic small molecule receptor antagonist that selectively blocks endothelinA receptors which are believed to be associated with vasoconstriction (constriction of blood flow through blood vessels). In the area of vascular inflammation (which can result in asthma, reperfusion injury, or psoriasis), the Company has identified several compounds, including TBC 1269, which in preclinical studies have shown efficacy in inhibiting acute inflammation. The Company is currently conducting Phase II clinical trials for TBC 11251 in CHF and for TBC 1269 in allergic asthma.

     Additionally, in the vascular inflammation area, the Company has identified vascular cell adhesion molecule ("VCAM") antagonists for the intercellular adhesion observed in atherosclerosis. The Company is conducting research in the vascular proliferative disease area (which can result in coronary restenosis after angioplasty) to identify antagonists that block fibroblast growth factor ("FGF"), a protein which triggers growth of smooth muscle cells in blood vessels, and is continuing to optimize lead VCAM compounds to obtain a clinical candidate. The Company is also conducting research into treatments for the consequences of excess angiogenesis (the formation of new blood vessels from pre-existing blood vessels) and apoptosis (programmed cell death). The Company has identified a number of compounds which are undergoing further optimization prior to selection of clinical candidates.

     TBC has developed an approach to rational drug discovery, the PHARMACEUTICAL TOOLBOX(TM), that permits the conversion of bioactive peptides, oligosaccharides or proteins into small molecule drugs. The PHARMACEUTICAL TOOLBOX(TM) is comprised of a number of proprietary and non-proprietary components including rational drug design and focused compound libraries. TBC has refined its rational drug design approach to take advantage of pharmacological information already present in these biologically active molecules to develop inhibitors to their actions. This information is used in parallel with other inhibitor design technology, where appropriate, to accelerate the selection of lead compounds. The PHARMACEUTICAL TOOLBOX(TM) was used in the design of TBC 11251 and TBC 1269. The Company intends to continue the use and development of the PHARMACEUTICAL TOOLBOX(TM), and will also consider commercial applications such as licensing of this technology system to third parties.

     The TBC strategy is to identify proprietary value-added candidates for targeted indications, and to selectively commercialize those candidates through collaborations with other pharmaceutical and biotechnology companies. In the future, the Company intends to directly commercialize its compounds for acute indications by establishing a targeted hospital-based sales force, and intends to out-license the compounds in territories outside its targeted markets, as well as the rights to any non-strategic use of its compounds.

                      PRODUCTS IN DEVELOPMENT AND RESEARCH

     The following table summarizes the potential indications and the current status of TBC's compounds in development and research. A more detailed description of these compounds follows the table.


                                               COMPOUND PIPELINE
------------------------------------------------------------------------------------------------------------------------
                 TARGET COMPOUND/                                                   CORPORATE
  PROGRAM           DOSE FORM                 POTENTIAL INDICATION                  PARTNERS               STATUS(1)
------------   ------------------  ------------------------------------------  -----------------------  ----------------
THROMBOSIS     NOVASTAN(R)

               Intravenous            Anticoagulant Therapy in HIT patients      Mitsubishi &            NDA Filed(3)
                                                                                 SmithKline Beecham

               Intravenous            Acute Myocardial Infarction(2)             Mitsubishi &            Phase II
                                                                                 SmithKline Beecham
------------------------------------------------------------------------------------------------------------------------
VASOSPASM/     ENDOTHELIN(A)
HYPERTENSION   RECEPTOR ANTAGONIST
               TBC 11251
               Intravenous            Congestive Heart Failure                      LG Chemical          Phase II
               Oral                   Congestive Heart Failure                      LG Chemical          Phase I
                                      Chronic Obstructive Pulmonary Disease         LG Chemical          Phase I
                                      Subarachnoid Hemorrhage                       LG Chemical          Phase I
               TBC 3214
               Intravenous            Congestive Heart Failure (acute)                                   Preclinical

               Oral                   Primary Pulmonary Hypertension                                     Preclinical
                                      Congestive Heart Failure                                           Preclinical
                                      Hypertension                                                       Preclinical

               TBC 2576
               Topical                Glaucoma                                                           Research
------------------------------------------------------------------------------------------------------------------------
VASCULAR       SELECTIN ANTAGONIST
INFLAMMATION
               TBC 1269
                    Intravenous       Asthma                                         LG Chemical         Phase II(4)
                    Inhaled           Asthma                                         LG Chemical         Preclinical

               TBC 427
                    Oral              Asthma                                                             Research

               VCAM/VLA-4             Rheumatoid Arthritis                                               Research
------------------------------------------------------------------------------------------------------------------------
VASCULAR       FGF ANTAGONIST         Coronary Restenosis Post-Angioplasty       Synthelabo              Research
PROLIFERATIVE
DISEASE

------------------------------------------------------------------------------------------------------------------------
ANGIOGENESIS   VEGF ANTAGONIST        Diabetic Retinopathy                                               Research
                                      Cancer                                                             Research

------------------------------------------------------------------------------------------------------------------------
APOPTOSIS      TNFA ANTAGONIST        Rheumatoid Arthritis                                               Research
               CASPASE INHIBITOR      Stroke                                                             Research
                                      Acute Myocardial Infarction                                        Research



(1)  See "Government Regulation."

(2)  For patients who are receiving thrombolytics.

(3) The Company filed the NDA in August 1997, and has been granted priority review status. The FDA extended the priority review period by 90 days during January, 1998. A decision on approval by the FDA is anticipated by the end of the second quarter of 1998.

(4)  A Phase II trial for this product began October 1997.

                                PRODUCT PIPELINE

                               THROMBOSIS PROGRAM

     Background. Thrombosis, is the formation of a blood clot in a vessel, and causes various vascular diseases, depending on the location of the clot. An arterial clot may lead to heart attack if lodged in a coronary artery, or to stroke if lodged in an artery that supplies oxygen to the brain. Venous clots occur principally in the arms or legs (deep vein thrombosis), and may cause local inflammation, chronic pain and other complications. In some cases, a venous clot can cause lung injury (pulmonary embolism) by migrating from the veins to the lungs.

     Thrombosis can be treated with anticoagulants, thrombolytic drugs or surgically. Anticoagulant drugs, which prevent clots from forming, are characterized as either antithrombotic or antiplatelet drugs. Antithrombotic drugs block the action of the blood protein thrombin and may be used to treat both arterial and venous clots. Antiplatelet drugs prevent platelets from clumping together and are only effective in treating arterial clots. Heparin and aspirin are the most widely-used antithrombotic and antiplatelet drugs, respectively. Thrombolytic drugs dissolve existing clots in veins or arteries, but do not block the formation of new blood clots. Tissue plasminogen activator ("t-PA") and streptokinase ("SK") are the most commonly used thrombolytic drugs. A combination of an anticoagulant and a thrombolytic often achieves the best therapeutic effect.

     Heparin, first discovered over 80 years ago, is the most widely used injectable anticoagulant. In the U.S., approximately five million patients annually receive therapeutic heparin to treat a variety of conditions that require inhibition of the body's natural clotting mechanism. Each year approximately 275,000 patients develop a profound immunological reaction to heparin which is known as HIT for which there is no drug treatment. This reaction may lead to a potentially life threatening thrombosis (blood clot).

     Heparin is marketed by many companies and is relatively inexpensive. However, the Company believes heparin therapy contains many hidden costs, including those associated with monitoring the level of anticoagulation, those incurred because of bleeding complications (estimated to occur in up to five percent of patients treated with heparin) and the costs of treatment failures or delays in achieving therapeutic anticoagulation. In one study, only 66% of patients had achieved "therapeutic anticoagulation" within 24 hours of starting heparin treatment and only 81% had achieved this target within 48 hours. Generally, "therapeutic anticoagulation" is desired as quickly as possible.

     Thrombolytics such as t-PA and SK are commonly prescribed for the treatment of AMI, the blockage of blood vessels in the heart. It is estimated that approximately 250,000 people per year in the U.S. receive t-PA or SK in the course of treatment of AMI.

     Product Candidate - NOVASTAN(R). TBC's lead compound, NOVASTAN(R), is a non-protein, synthetic small molecule thrombin inhibitor that directly and selectively binds to and inactivates thrombin in the blood plasma. NOVASTAN(R) is also effective against thrombin that is bound in blood clots. NOVASTAN(R) is manufactured and marketed in Japan by Mitsubishi where it is approved for the treatment of ischemic stroke, peripheral arterial occlusion and hemodialysis in patients with antithrombin III deficiency. Since introduction in 1990, approximately 133,000 patients have been treated with NOVASTAN(R) in Japan. TBC is developing NOVASTAN(R) as an anticoagulant alternative to heparin for the U.S. and Canadian markets in conjunction with SmithKline. See "-- Research and Development Collaborations and Licensing Agreements."

     In studies conducted by TBC in the U.S., as well as by Mitsubishi in Japan and Synthelabo in Europe, a significant correlation was identified between the administered dose of NOVASTAN(R) and the degree of anticoagulation achieved. Moreover, these studies suggest that the relationship between dose and effect may be generally predictable over the expected dose-range. As a result, the Company believes the risk of either insufficient or excessive anticoagulation associated with small dose changes, as is the case with heparin, should be reduced. TBC further believes that NOVASTAN(R) could have a superior profile, as compared with heparin, for efficacy, ease of dosing, speed of achieving "therapeutic anticoagulation", risk of bleeding and total economic costs of anticoagulation.

     Indication - HIT/HITTS. Because NOVASTAN(R) does not invoke the immune reaction caused by heparin, the Company believes it should provide a safe and effective anticoagulant for patients diagnosed with HIT. The Company conducted a multicenter Phase III study ("ARG-911") that compared 304 patients treated with NOVASTAN(R) for up to 14 days (160 with HIT and 144 with HIT with thrombosis syndrome ("HITTS"), with 217 historical control patients. The results of ARG-911 demonstrated statistical significance in the primary efficacy endpoint, assessed by an overall composite index. The index included evaluation of development of new thrombosis, amputation and death. The index was improved by 18% in the HIT population (p=0.038) and by 20% in the HITTS population (p=0.001). The trial demonstrated that NOVASTAN(R) was effective in resolving the clinically significant thrombocytopenia by producing increases in platelet counts of 129% (p=<0.001) in HIT patients. Platelet counts in HITTS patients improved by 198% (p=<0.001). The thrombotic composite index, a measurement of the development of new thrombosis, amputation due to ischemic complications and death due to thrombosis, was improved in the treated population by 73% (p=<0.001) in HIT patients and 44% (p=<0.001) in HITTS patients. Development of new thrombosis, a component of the thrombotic composite index, was reduced by 74% (p=<0.001) and 54% (p=<0.001) in the HIT and HITTS populations, respectively. A second component of the thrombotic composite index, death due to thrombosis, was reduced by 100% (p=<0.013) in the HIT population and by 86% (p=0.002) in the HITTS population. There was no change in the number of amputations due to ischemic complications, the third major component of the thrombotic composite index. However, the data indicate that the majority of amputations were deemed necessary prior to a patient entering the trial. The thrombotic composite endpoint demonstrated greater improvement than the overall composite index because the overall composite index was impacted negatively by the overall patient population being substantially more compromised than the historical control group. While FDA approval will be based on both indices, TBC believes that the thrombotic composite index more accurately reflects the effects of NOVASTAN(R). In addition, there was no increase in major bleeding, the most common side effect of anticoagulant therapy, in the NOVASTAN(R)-treated population. Minor bleeding, which was reported as slightly higher in the treated population, was quickly resolved and not considered serious.

     In August 1997, the Company filed an NDA with the FDA for NOVASTAN(R) as anticoagulant therapy for HIT/HITTS patients. The FDA has granted priority review status to the Company's NDA. The FDA formally accepted the filing during October, 1997, and commenced a further review regarding final approval of the NDA which was originally anticipated to take approximately 6 months. The priority review period was extended by 90 days by the FDA during January, 1998, and a decision on approval from the FDA is anticipated by the end of the second quarter of 1998.

     Indication - Adjunctive Therapy to Thrombolytics in AMI. In light of its ability to inhibit clot-bound thrombin, the Company believes that NOVASTAN(R) may also prove effective in treating AMI when used in conjunction with thrombolytics such as t-PA and SK. In contrast to heparin, NOVASTAN(R) is effective at inhibiting thrombin trapped within blood clots. This activity may reduce reocclusion, a continuing problem in therapy for AMI. To evaluate the benefits of NOVASTAN(R) in conjunction with thrombolytic therapy, the Company and Synthelabo, the European licensee of NOVASTAN(R), designed a clinical trial program which encompassed a total of 2,400 patients with each party responsible for 1,200 patients. The Company and Synthelabo have also agreed to exchange certain data from these trials.

     The results of the Phase II ARG-231 trial evaluating NOVASTAN(R) as adjunctive therapy to the thrombolytic agent t- PA demonstrated a safety benefit and a 29% improvement (p=0.02) in coronary artery reperfusion at the highest dose as compared to heparin based on the TIMI Frame Count, an objective measure of artery reperfusion. The trial, which included 120 patients, evaluated the potential of NOVASTAN(R) to accelerate reperfusion in coronary arteries, in a double-blind, randomized angiographic reperfusion study of NOVASTAN(R) as adjunctive therapy with t-PA. A companion angiographic trial (ARG-230A) of the same design with SK in 180 patients, demonstrated improvement of coronary artery reperfusion by 34% compared to placebo within a six-hour therapeutic window, and by 52% (p=0.03) if given within three hours of symptom onset.

     The results of the ARG-230 trial demonstrated no evidence of increased bleeding risk (stroke, major bleeding) versus placebo. This randomized, double-blind, placebo-controlled trial included 900 patients and was designed to assess safety, as well as effect on a 30-day composite endpoint index which measured recurrent myocardial infarction ("MI"), urgent angioplasty ("PTCA"), coronary bypass, shock/congestive heart failure and death.

     In ARG-230, a trend toward improvement in clinical outcomes (death, recurrent MI, new onset congestive heart failure/shock, need for urgent PTCA or bypass surgery) was observed at the 3.0 mcg/kg/ minute dose of NOVASTAN(R) for patients treated within the first three hours. The positive trends in the individual endpoints or composite endpoints, while encouraging (ranging from 13% to 55%), did not achieve statistical significance due to the small sample size of the trial. In particular, these trends were accompanied by improvements in the left ventricular function, an important clinical correlate of reduction in death and other adverse outcomes. The improvements in left ventricular function may indicate a reduction in infarct size when thrombolytic therapy is combined with NOVASTAN(R). This may be due to more rapid reperfusion as was shown by the improvement in TIMI Frame Counts in ARG-231.

     The Company has been notified by Synthelabo that the results of the Synthelabo 1,200 patient ARGAMI-2 trial demonstrated the safety of NOVASTAN(R) in the therapy of AMI with effectiveness comparable to heparin. The Company and SmithKline are conducting an evaluation of AMI and additional indications for NOVASTAN(R), beyond the first indication of heparin-induced thrombocytopenia, in order to maximize the commercial value of the compound.

                         VASOSPASM/HYPERTENSION PROGRAM

     Background. Smooth muscle cells in the blood vessel, via a series of biochemical and morphological events, are responsible directly for mediating changes in vessel diameter. The regulation of blood flow depends on a delicate balance between physical and chemical stimuli that cause smooth muscle cells to relax (vasodilatation) or contract (vasoconstriction). Chronic periods of excessive vasoconstriction in the peripheral circulation can lead to disturbances in blood pressure (hypertension) or heart function (congestive heart failure), whereas acute episodes of intense vasoconstriction (vasospasm) can restrict blood flow leading to severe tissue damage and loss of function (myocardial infarction or kidney failure). An essential component of blood vessels is the vascular endothelium, which are the cells comprising the innermost lining of all blood vessels. Recently, it has been determined that the vascular endothelium plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances that regulate the balance between vasodilatation and vasoconstriction.

     Endothelins are a family of three peptides that are believed to play a critical role in the control of blood flow. It has been determined that this multiplicity of endothelin actions on different cell types can be explained by endothelins' interactions with two distinct receptors, ET(A) and ET(B), on cell surfaces. In general, ET(A) receptors are associated with vasoconstriction and disorders of the cardiovascular and renal systems, while ET(B) receptors are primarily associated with vasodilatation and disorders of the central nervous system. There is substantial evidence that endothelins are involved in a variety of diseases where blood flow is important. These include vasospasm, myocardial infarction, congestive heart failure, renal disease, subarachnoid hemorrhage, and certain types of hypertension.

     Product Candidate - TBC 11251. The Company's research program in the vasospasm/hypertension area is aimed at developing small molecules that inhibit the binding of ET to its cell surface receptors. The Company believes that specific agents for each receptor subtype may provide the best clinical utility and safety. The Company's initial focus has been to develop a highly potent and selective small-molecule based ET(A) receptor antagonist. An antagonist (or inhibitor) blocks the effects of a ligand at its receptor. A ligand is a chemical messenger which binds to a specific site on a target molecule or cell. TBC scientists have discovered a novel class of low molecular weight compounds (molecular weight of less than 500 daltons) that antagonize ET binding to the ET(A) receptor with high potency (these compounds block ET binding at low compound concentration). The Company identified lead compounds which mimicked the ability of ET to bind to the ET(A) receptor. Further optimization was then used to develop more potent compounds until the current series of leads was identified. In addition to their ability to block receptor binding, these compounds functionally inhibit ET action on isolated blood vessels in vitro acting as full, competitive antagonists. The lead compounds in this series have been shown to exhibit in vivo efficacy using various animal models.

     TBC 11251, a selective ET(A) inhibitor, has been identified as the Company's lead compound in this program. The Company believes that a substantial market opportunity for TBC 11251 exists for the treatment of CHF, which is currently estimated to affect approximately five million people in the U.S. annually. TBC filed an investigational new drug application ("IND") with the FDA for TBC 11251 in late 1996 and has completed the first of its planned Phase II clinical trials, which was terminated early due to the achievement of statistical significance with only 24 of the planned 45 patients. The Company plans to conduct additional Phase II studies using additional dosing regimes. In treatment of patients with moderate to severe CHF, the TBC 11251 treated group demonstrated a statistically significant improvement verses placebo in the primary objective of improving central hemodynamics, particularly pulmonary artery pressure. In addition, positive trends were observed in other important cardiovascular measures. These results will allow the Company to proceed with the program using additional dosing regimes. The Company also initiated Phase I clinical trial work with the oral form of TBC 11251 during the third quarter of 1997.

     Other Indications. The Company believes endothelin antagonist compounds may have other indications. For example, an endothelin antagonist may be used to treat chronic obstructive pulmonary disease, primary and secondary pulmonary hypertension, systemic hypertension and glaucoma. The Company intends to license these non-strategic indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

                          VASCULAR INFLAMMATION PROGRAM

     Background. Inflammation is the body's natural defense mechanism that fends off bacterial, viral and parasitic infections. The inflammatory response involves a series of events by which the body attempts to limit or destroy an injurious agent. These steps include the production of proteins that attract white blood cells, or leukocytes, to the site of inflammation, the production of chemicals to destroy the injurious agent and the removal of the resulting debris. This process is normally self-limiting and not harmful to the individual. However, in certain instances, the process may be overly active, as during an acute inflammatory reaction leading to a build up of white blood cells and debris at the inflammation site that causes tissue damage.

     The initial interaction between white blood cells and the endothelial cell layer is mediated by a group of adhesion molecules known as selectins. The selectins are a family of three proteins, two of which are found on inflamed endothelium, which bind to the carbohydrate sialyl Lewis x (sLex) found on the surface of white blood cells. White blood cells are able to migrate into inflamed areas because sLex present on the surface of white blood cells binds to selectin molecules present on activated endothelium. This binding slows the flow of leukocytes through the bloodstream, which is one of the first steps in the movement of white blood cells from the blood into the tissue. The second step in this process is Vascular Cell Adhesion Molecule ("VCAM") mediated white blood cell attachment and migration which helps to localize white blood cells in areas of injury or infection.

     The selectins may be involved in acute and chronic inflammatory diseases such as reperfusion injury (tissue injury caused when blood flow is restored following removal of an obstruction) and asthma, both primary areas of interest for the Company. The Company estimates that there are approximately 675,000 patient cases of coronary reperfusion injury in the U.S. annually and that between fourteen and fifteen million persons in the U.S. suffer from asthma. The presence of VCAM at sites of endothelial injury leads to an accumulation at these sites of Very Late Antigen-4 ("VLA-4")-containing white blood cells. Diseases that are associated with chronic inflammation include asthma, atherosclerosis or the accumulation of fatty deposits in the artery, psoriasis and rheumatoid arthritis.

     Product Candidate - TBC 1269. The Company has developed a computer model of the selectin/sLex complex and used it to produce a novel class of synthetic small molecule compounds that inhibit the selectin-mediated cellular adhesion that occurs during inflammation. The lead compound in the series, TBC 1269, has shown efficacy both in cell-based and biochemical assays, and in animal models of inflammation. TBC filed an IND with the FDA for TBC 1269 in August 1997 and during October 1997, initiated Phase IIA clinical trials in allergic asthma.

     Product Candidate - VCAM/VLA-4. TBC has also identified VCAM antagonists for the intercellular adhesion observed in atherosclerosis. The Company's initial lead compounds block the ability of white blood cells to interact through VCAM and VLA-4. These lead compounds are being modified in an attempt to improve efficacy. TBC has demonstrated efficacy of its lead cyclic peptide in an animal model of acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. TBC chemists have also identified small molecule antagonists of the VCAM/VLA-4 interaction. These compounds are still in research.

     Other Indications. The Company believes these anti-inflammatory compounds may have applicability in other indications. For example, a selectin antagonist may be used to treat psoriasis, or a VCAM antagonist may be used to treat asthma, rheumatoid arthritis and multiple sclerosis. The Company intends to license these non-cardiovascular indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

                     VASCULAR PROLIFERATION DISEASE PROGRAM

     Background. Smooth muscle cells in the blood vessel wall proliferate in response to injury to the vessel. When the endothelial cell layer is damaged, platelets attach to the vessel surface. Platelets and other cells begin to release cellular growth factors, including the proteins FGF, platelet-derived growth factor and thrombin. In response to these growth factors, specific genes are activated in the smooth muscle cells. The products of these genes stimulate the smooth muscle cells to move and divide. When the initial damage is slight, the proliferation is limited to endothelial cell repair. If the damage is more extensive, the smooth muscle cells continue to proliferate. Eventually, the proliferation process thickens the vessel wall, reduces the interior size of the blood vessel and produces a stenosis (a blood vessel with reduced lumen diameter). This stenosis is comprised primarily of smooth muscle cells and protein called fibroproliferative material. The process of producing this fibroproliferative material is referred to as the fibroproliferative response. Fibroproliferative stenosis differs from stenosis produced by atherosclerotic plaque, which contains smooth muscle cells, fatty deposits and macrophages (a type of white blood cell). As with atherosclerotic plaque stenosis, however, blood flow is restricted, and the tissue served by the vessel is deprived of oxygen. If the stenosis occurs in a coronary artery, the heart muscle is deprived of oxygen, and a heart attack may result.

     Fibroproliferative material is generally produced in response to extensive damage to the blood vessel wall as a result of a mechanical injury. Mechanical injury sufficient to produce the fibroproliferative response often occurs during procedures designed to repair blood vessels that are occluded by plaque or thrombus material, such as mechanical reopening of arteries (angioplasty) and coronary artery bypass graft surgery. Other surgical procedures, including vein grafts and organ transplants, can also produce fibroproliferative stenosis. When fibroproliferative stenosis occurs following the removal of the stenosis by surgical or other means, it is referred to as restenosis. Irrespective of how the injury is produced, the conditions which lead to the fibroproliferative response are termed vascular proliferative diseases.

     Product Candidate - FGF Antagonist. The Company's research program for vascular proliferative disease is focused on identifying the factors that activate cells to proliferate and developing small molecule antagonists to these factors. Using its knowledge of the signaling pathways through which these factors stimulate cells to proliferate, the Company seeks to develop compounds that disrupt the signaling process between cells and prevent unnecessary smooth muscle cell proliferation.

     The Company has focused on FGF because of a growing body of evidence as to its central role in blood vessel formation. The Company's research has shown that some components of the signaling pathways used by FGF are important for smooth muscle cell proliferation. TBC's current effort on FGF involves the development of small molecules designed to prevent activation of latent FGF, and to block FGF receptor targets. These compounds are currently undergoing additional optimization prior to selection of a clinical candidate. The Company estimates that approximately 425,000 annual patient cases exist in the U.S. which could utilize an FGF antagonist in the treatment of coronary restenosis.

     Other Applications. The Company believes an FGF antagonist may have other applications. For example, an FGF antagonist might be developed to treat rheumatoid arthritis or cancer. The Company intends to license any non-cardiovascular indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

                              ANGIOGENESIS PROGRAM

     Background. Angiogenesis, the formation of new blood vessels from pre-existing vessels, depends on a delicate balance of local physical and chemical stimuli acting on the vascular endothelium. Angiogenesis is associated with numerous physiological processes, including embryogenesis, wound healing, organ regeneration, and the female reproductive cycle. However, angiogenesis also plays a major role in the pathogenesis of tumor growth, rheumatoid arthritis, atherosclerosis, various retinopathies, certain skin diseases and gingivitis. One of the key factors required for angiogenesis is Vascular Endothelial Growth Factor ("VEGF"). Increases in VEGF expression may be a common mechanism underlying diverse, yet inter-related pathologies such as tumor growth, retinal neovascularization (new blood vessel development in the back of the eye) and rheumatoid arthritis where tissue hypoxia is a central component. The VEGF protein is produced by smooth muscle cells and other tissues, including tumor cells, and is essential for the formation of the new blood vessels. Antagonists to VEGF may be useful for the prevention of the vascular complications of diabetes and for limiting the growth of solid tumors and rheumatoid arthritis.

     Product Candidate - VEGF Antagonist. The Company's research program is directed towards the development of small molecule inhibitors of VEGF. VEGF is a member of the heparin binding growth factor family, as is FGF. Using similar technology to that used for the FGF antagonist program, the Company has discovered small molecule inhibitors of VEGF action. The lead compound has been shown to effectively prevent VEGF function in vitro. The compound also prevents the vascular actions of VEGF in a rodent model of angiogenesis. TBC scientists are currently attempting to further optimize this inhibitor series to identify a clinical candidate. The Company estimates that approximately 700,000 diabetic retinopathy cases and approximately three million solid organ cancer patient cases occur in the U.S. annually which could utilize a VEGF antagonist in their treatment.

                                APOPTOSIS PROGRAM

     Background. Over the past few years it has become evident that cells have a built-in mechanism for programmed death, termed apoptotic death, which is important in the formation, organization and remodeling of tissues during development. This mechanism contrasts with necrotic death which is often the result of hypoxic injury to tissues. There appear to be certain conditions, however, where apoptosis appears to contribute to the progression of a disease state. In particular, much of the tissue damage which develops over time following an ischemic stroke (resulting from a blood clot) or a heart attack is thought to be the result of apoptotic death occurring in the tissue. Additionally, diseases such as rheumatoid arthritis may have components of apoptosis. In this case, the death of certain cells in a joint, in combination with over-proliferation of other cells, contribute to the local irritation that is observed. Evidence suggests this apoptotic process may be stimulated by inflammatory cells in the tissue. Thus, inhibitors of apoptosis may be useful in treating a number of disease conditions.

     Product Candidates - TNF(alpha) Antagonist, Caspase Inhibitors. The Company's research in this area is focused on the identification of factors which contribute to apoptotic death in the heart and brain following a heart at tack or stroke, which occur in 1.5 million and 450,000 patients, respectively, in the U.S. annually. One of the factors which has been identified as being important in these and other disease settings is Tumor Necrosis Factor a ("TNF(alpha)"). TBCscientists have identified small molecule antagonists of this factor which block TNF(alpha)'s ability to bind to and kill cells in vitro. These compounds are currently undergoing additional optimization prior to selection of a clinical candidate. In addition to use in heart attack or stroke, the Company estimates that approximately two million U.S. patient cases occur annually which could utilize a TNF(alpha) antagonist in the treatment of rheumatoid arthritis. Caspases are proteases which are responsible for mediating the cell death signal in various cell types. TBC has identified lead inhibitors of caspases which may be useful in preventing cell death following stroke or AMI.

     Other Indications. The Company believes a TNF(alpha) antagonist may have other indications. For example, a TNF(alpha) antagonist might be developed to treat inflammatory bowel disease. The Company intends to license any non-cardiovascular indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

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

        RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSING AGREEMENTS

     The Company has established collaborations with a number of corporations, research institutions and scientists to further its research and development objectives. These collaborations are generally conducted pursuant to agreements that (i) grant the Company a license to, or the option to license, or (ii) grant other companies the right to develop and market certain technology, patent rights or material that may be valuable to the Company and its collaborators. The Company's major licensing and collaboration agreements are summarized below.

     Mitsubishi. TBC has entered into the Mitsubishi Agreement to license Mitsubishi's rights and technology relating to NOVASTAN(R) and to license Mitsubishi's own proprietary technology developed with respect to NOVASTAN(R). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell NOVASTAN(R) in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. The Company is required to pay Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in the U.S. in 1993 which expires in 2010 and a use patent in the U.S. which expires in 2009. The Company has agreed to pay a consultant involved in the negotiation of these agreements a royalty based on net sales of products.

     SmithKline. In connection with TBC's development and commercialization of NOVASTAN(R), on August 5, 1997, TBC entered into a Product Development, License and CoPromotion Agreement with SmithKline (the "SmithKline Agreement") whereby SmithKline was granted an exclusive sublicense in the U.S. and Canada for the indications of NOVASTAN(R) that TBC has licensed from Mitsubishi. SmithKline paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and has agreed to pay up to $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the HIT, HITTS and AMI indications. TBC will be responsible for completing the ongoing HIT/HITTS clinical trials, with SmithKline providing 60% of the funding for any additional HIT/HITTS trials (except that SmithKline will pay 100% of the costs of certain Phase IV trials, if such trials are needed). SmithKline will be responsible for the marketing of NOVASTAN(R) in the licensed territory for those indications which SmithKline agrees to develop, subject to TBC's rights to use its own sales force to co-promote NOVASTAN(R) on a profit sharing basis following the regulatory approval of NOVASTAN(R) for an additional major indication beyond HIT.

     The parties have also formed a joint development committee to analyze the development of additional NOVASTAN(R) indications (such as AMI and stroke) covered by TBC's license from Mitsubishi to be funded 60% by SmithKline. TBC and SmithKline have agreed to make determinations on whether to pursue the AMI indication within three months after TBC has received data from Synthelabo's AMI clinical trials (in a form practical for evaluation), and whether to pursue the stroke indication within one year after the initial meeting regarding development of this indication. See "Product Pipeline-Thrombosis Program" SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to

TBC and to the rights of TBC to co-promote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which SmithKline determines it does not wish to pursue, subject to the requirement that TBC may not grant marketing rights to any third parties and must use its own sales force to commercialize any such indications. Any indications which TBC and SmithKline elect not to develop will be returned to Mitsubishi, subject to the rights of SmithKline and TBC to commercialize these indications at their election, with SmithKline having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the Mitsubishi Agreement regarding such indication will revert to Mitsubishi subject to the right of SmithKline and TBC to commercialize the indication, with SmithKline having the first opportunity to commercialize.

     The SmithKline Agreement generally terminates on a country by country basis upon the earlier of the termination of TBC's rights under the Mitsubishi Agreement, the expiration of applicable patent rights or in the case of certain royalty payments the commencement of substantial third-party competition. SmithKline also has the right to terminate the agreement on a country by country basis by giving TBC at least three months written notice based on a reasonable determination by SmithKline that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the SmithKline Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent. The Company has agreed to pay an agent involved in the negotiation of the SmithKline Agreement a fee based on a percentage of all consideration received by TBC including royalties.

     At present, Mitsubishi is the only manufacturer of NOVASTAN(R), and has entered into the Mitsubishi Supply Agreement with SmithKline to supply NOVASTAN(R) in bulk in order to meet SmithKline's and TBC's needs under the SmithKline Agreement. Should Mitsubishi fail during any consecutive nine-month period to supply SmithKline at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology to SmithKline. If SmithKline cannot commence manufacturing of NOVASTAN(R) in a timely manner or if alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

     In connection with the execution of the SmithKline Agreement, SmithKline purchased 176,922 shares of TBC's Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in connection with a public offering which closed on October 1, 1997. TBC granted limited piggyback registration rights regarding the 176,992 shares which expire when the shares may be sold pursuant to Rule 144(k) under the Securities Act.

     Synthelabo. On October 11, 1994, the Company signed a collaborative agreement with Synthelabo to develop and market compounds for vascular proliferative disease derived from the Company's research programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million becoming the Company's largest shareholder at that time and paid the Company a non-refundable licensing fee of $3.0 million. During 1997, Synthelabo sold all of the Common Stock. In addition, Synthelabo committed to pay $3.0 million annually in research payments (payable in quarterly installments of $750,000). For the years ended December 31, 1995 and December 31, 1996, TBC received $3.0 million related to the Synthelabo agreement. Beginning October 31, 1996, the parties agreed to revise the terms of the payment for the third year to be $750,000, which amount has already been paid. No such payments were made in 1997 and Synthelabo is not currently paying any research payment pursuant to the agreement. Synthelabo will pay royalties to TBC based on the net sales in those areas covered in the agreement. In exchange for the above consideration, Synthelabo received an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union.

     Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should TBC's "net worth", as defined in the agreement, be less than $5.0 million as of the end of any calendar quarter during the term of the agreement.

     In conjunction with the clinical development of NOVASTAN(R), the Company and Synthelabo, the European licensee, have mutually agreed to exchange certain clinical data from the clinical studies of NOVASTAN(R). In addition, the Company agreed to provide certain data from its studies in exchange for up to $2.92 million as certain milestones are met of which approximately $2.88 million has been paid. See "--Thrombosis--Product Candidate-- NOVASTAN(R)" for a discussion of the clinical trial programs.

     LG Chemical. On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical to develop and market compounds derived from the Company's endothelin receptor and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for a total of $5.0 million. LG Chemical has committed to pay $10.7 million in research payments. Of this amount, $2.1 million has already been paid, and $1.0 million will be paid on each of June 30 and December 31 of 1998, 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001. LG Chemical has the right to terminate future research payments if TBC fails to meet certain milestones, which milestones will be established by the parties from time to time in accordance with the agreement. LG Chemical will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company has agreed to pay its agents in the contract negotiations a commission on all consideration received including a royalty on net sales.

                                 TBC TECHNOLOGY

     TBC uses a wide variety of technologies to develop pharmaceutical treatments for cardiovascular diseases. The Company applies its understanding of vascular biology and advanced drug design techniques to discover novel therapeutics and to test these therapeutics in-house using in vitro and in vivo test systems. TBC has assembled a team of scientists with expertise in the cultivation of human and animal endothelial and smooth muscle cells, signal transduction in vascular cells, the role of growth factors in blood vessel formation, the molecular biology of vascular cells, the development and production of monoclonal antibodies to various targets, the interaction of white blood cells and endothelial cells and the development of relevant animal models of human disease. TBC believes that its scientists can study the behavior of product candidates at all stages of development, from isolated biochemical assays to whole cells to intact animals and ultimately, to humans.

     To aid in the rapid discovery of novel drugs, TBC has developed the PHARMACEUTICAL TOOLBOX(TM). Management believes that use of the PHARMACEUTICAL TOOLBOX(TM) allows TBC to discover a broader class of drug candidates more quickly and at a lower cost than is possible through other current structure-based discovery methods. For example, TBC has developed a number of proprietary, highly potent, orally active non-peptide ET(A) and ET(B) receptor antagonists. These compounds have no chiral centers, are easily scaleable, and may be synthesized in a small number of chemical steps. TBC has also generated proprietary low molecular weight, small molecule inhibitors of E-, P-, and L-selectin, potent peptide and small molecule VCAM/VLA-4 inhibitors, FGF antagonists and vascular endothelial growth factor antagonists.

     The PHARMACEUTICAL TOOLBOX(TM) is comprised of a number of proprietary and non-proprietary components. The choice of individual components is based on the needs of each individual drug development program, and the structure information available. The PHARMACEUTICAL TOOLBOX(TM) has the following three major components:

          Rational Drug Design. The selection of targets for synthesis is derived from a computational design group equipped with a high-speed parallel processing supercomputer/server networked to a number of high-speed graphic workstations. Software capabilities include a suite of Molecular Simulations Inc. commercial packages, an extensive suite of MDL Information Systems Inc. databases and software, including both compound and reaction databases, selected software tools licensed from academic laboratories, as well as proprietary software for ab initio peptide conformation determination. Compounds are then synthesized by a highly skilled team of medicinal chemists.

          Random Library & Selected Library High Throughput Screening. This component utilizes a number of structurally diverse compound libraries from commercial, academic and in-house sources to identify leads in any available assays. Current compound availability is approximately 35,000 individual compounds. Additionally, over 1,000,000 compounds in a computer database in 3D format for structural searching and selection for assay are available to TBC. This database is continually updated to include newly available libraries, as they appear. Assay data is monitored by the MDL software 'Screen,' which permits the integration of chemical and biological data and easy access to SAR relationships.

          Virtual Libraries/Focused Compound Libraries. This component couples structural information with the generation of libraries of related (focused) compounds. Proprietary software written at TBC is used to build a library of virtual compounds (the structures exist only in the computer database), all of which can be produced in approximately three chemical steps from commercial starting materials. These structures can be searched against any three dimensional query, thereby only compounds with preferred configurations will be selected for synthesis. Sets of compounds can be synthesized using a solid-phase combinatorial approach with a Tecan CombiTec synthesizer for bioassay. TBC has recently developed novel synthetic approaches for the synthesis of solid phase libraries of sulfonamides, ureas or carbamates, each of which can be targeted for specific queries.

                              LICENSES AND PATENTS

     Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company has 15 pending U.S. patent applications (2 of which have been allowed) and 10 issued U.S. patents covering compounds including selectin inhibitors, endothelin antagonists and VCAM/VLA-4 antagonists. In addition, the Company has exclusive licenses to three patents covering rational drug design technology. The Company has also filed patent applications in certain foreign jurisdictions covering projects that are the subject of U.S. applications and intends to file additional patent applications as its research projects develop. The Company licensed the U.S. and Canadian rights to NOVASTAN(R) in 1993, which included access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. If any of the NOVASTAN(R) patents remain outstanding at the time NOVASTAN(R) receives FDA approval, the Company may apply, under the Waxman/Hatch Act, for up to a five-year extension of one such patent. If all such patents have expired at the time NOVASTAN(R) receives FDA approval, the Waxman/Hatch Act will grant the Company NDA exclusivity for up to five years, during which time the FDA may not accept or approve abbreviated applications for generic variations of NOVASTAN(R). Although the Company believes that the expiration of the NOVASTAN(R) patents will not have a material adverse effect on the commercialization of NOVASTAN(R), there can be no assurance that the Company will be able to take advantage of either the patent term extension or NDA exclusivity provisions of the Waxman/Hatch Act. Moreover, even if the Company receives either a patent term extension or NDA exclusivity, there can be no assurance that generic pharmaceutical manufacturers will not ultimately enter the market and compete with the Company.

     The patent positions of biopharmaceutical firms, including the Company, are uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. TBC has one interference proceeding pending which involves compounds not currently of commercial interest to TBC. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

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

     The Company requires its employees, consultants, members of its scientific advisory board, outside scientific collaborators and sponsored researchers and certain other advisors to enter into confidentiality agreements with the Company that contain assignment of invention clauses. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the employee are the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

                              GOVERNMENT REGULATION

     Regulation by governmental authorities in the U.S. and other countries will be a significant factor in the production and marketing of any products which may be developed by the Company. The nature and extent to which such regulation may apply to the Company will vary depending on the nature of the specific product. Virtually all of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

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

     In order to perform clinical tests and to produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA, the Health Protection Branch in Canada, and comparable agencies in foreign countries. The FDA requires that before beginning human clinical testing of a potential new drug, a company must file an IND and receive its concurrence. This application is a summary of the preclinical studies that were conducted to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which are being proposed.

     The pre-marketing program required for approval of a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of patients to determine a drug's early safety profile, the pattern of its distribution and metabolism. In Phase II, trials are conducted with groups of patients afflicted with a target disease in order to determine a drug's preliminary efficacy and optimal dosages and to expand evidence of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others. The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Upon completion of such clinical testing, a company typically submits a NDA to the FDA that summarizes the results and observations of the drug during the clinical testing. An NDA prefiling submission of the Chemistry, Manufacturing and Control section may be made prior to the data and other sections of the NDA. Based on its review of the NDA, the FDA will decide whether or not to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approvals will be granted on a timely basis, if at all.

     Once the sale of a product is approved for marketing, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries in which any products developed by the Company may be marketed impose a similar regulatory process.

                                   COMPETITION

     General. The development and sale of new drugs for the treatment of vascular diseases is highly competitive and the Company will face intense competition from major pharmaceutical companies and biotechnology companies worldwide. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with the Company in recruiting talented scientists.

     TBC has developed the PHARMACEUTICAL TOOLBOX(TM) for expediting rational drug design. A number of other biopharmaceutical companies (such as Arris Pharmaceutical Corporation, Vertex Pharmaceutical Incorporated, Agouron Pharmaceuticals, Inc. and BioCyrst Pharmaceuticals, Inc.) use rational drug design as part of their effort to identify novel pharmaceutical agents. Many of these companies have invested considerable resources in developing in-house x-ray crystallography facilities. While proprietary structural information is advantageous , for example, both endothelin and selectin x-ray structural data have been publicly available for some time , the conversion of this information to clinical candidates has been the major obstacle to drug discovery. TBC believes that use of the PHARMACEUTICAL TOOLBOX(TM) is a more cost effective method to develop clinical drug candidates in both the endothelin and selectin antagonist areas.

     The Company believes that its ability to compete successfully will depend on its capability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market products either alone or through other parties. Many competitors have substantially greater financial, marketing, and human resources than those of the Company. The Company expects to encounter significant competition.

     NOVASTAN(R). Primary competitors for NOVASTAN(R) in the intravenous heparin replacement market are initially expected to be Hirulog (bivalirudin), Revasc (desirudin) and Refludan (lepirudin), manufactured by The

Medicines Co., Novartis Pharmaceuticals Corporation ("Novartis") and Hoechst Marion Roussel ("HMR"), respectively. Hirulog and Revasc have completed Phase III clinical trials. Refludan has received approval in Europe and the U.S. for proven Type II heparin-associated thrombocytopenia.

     Biogen, the originator of Hirulog, has completed a large Phase III trial on Hirulog which demonstrated improved safety versus heparin but only equal efficacy. As a result of this study, Biogen halted development of Hirulog and outlicensed the compound earlier in 1997 to The Medicines Co. The Company anticipates the Hirulog peptide will have a relatively high cost of goods. An improved manufacturing process for Hirulog with a lower cost of goods has been reported, and may become a competitive factor should the product be approved for marketing. Hirulog has been submitted to the FDA for approval for use in PTCA based on the previous Phase III trial.

     A hirudin compound, Refludan (lepirudin), from HMR has received approval in Europe and the U.S. for proven Type II heparin-associated thrombocytopenia. On March 9, 1998 HMR received marketing clearance for Refludan in the U.S. Refludan is also in development as an adjunct to thrombolytic therapy in AMI. Another hirudin compound, Revasc, from Novartis has been studied in two large Phase III trials for AMI and unstable angina. Both trials, TIMI-9 and GUSTO II, were halted in late 1994 due to increased hemorrhagic stroke. Both trials resumed with reduced Revasc dosing. The bleeding complications with Revasc may handicap the product in the marketplace. As a result, development of Revasc for acute coronary syndrome has been halted. Revasc has received marketing clearance in Europe for use in deep venous thrombosis. A third hirudin compound, pegylated-hirudin from Knoll has begun Phase II development in acute coronary syndrome.

     If any of the first generation hirudin-like compounds obtain regulatory approval in the U.S. or Canada prior to NOVASTAN(R) these drugs may gain a competitive advantage. Other compounds which may be competitive with NOVASTAN(R) include napsagatran from Roche and inogatran and malagatran from Astra. These compounds are very similar to NOVASTAN(R) and could have similar pharmacologic profiles. Napsagatran is in Phase II trials for various indications including unstable angina. Inogatran has been tested in a Phase II trial for unstable angina. Malagatran is in early clinical development.

     A defibrinogenating snake venom, Arvin (ancrod) from Knoll Pharmaceuticals may be submitted for approval to the FDA for HIT in the near future. This drug, which is available in Canada, is believed to have certain competitive disadvantages including difficulty in dosing, allergic reactions to the medication, limited efficacy and high cost.

     Low Molecular Weight Heparins ("LMWH") are newer forms of heparin and are used in prophylaxis for deep vein thrombosis following orthopedic surgery. Most LMWHs also carry an immunological risk for precipitating HIT, and are contraindicated as therapy in patients with HIT. A low molecular weight heparinoid, Orgaran (danaparoid) from Organon, Inc. has been approved for deep vein thrombosis. Organon, Inc. has conducted trials with this drug in HIT, although the Company is not aware of an FDA filing for HIT.

     Endothelin Receptor Antagonist. TBC 11251 is a small molecule ET(A) receptor antagonist in Phase II clinical development. A number of other companies including Abbott Laboratories, Knoll Pharmaceuticals, Bristol-Meyers Squibb and Zeneca Pharmaceuticals have ET(A) receptor selective antagonist compounds in Phase I/II clinical development. ET(A) receptor-selective compounds from Abbott and Knoll are in early Phase II development in indications of interest to Texas Biotechnology. The Company believes its compounds are competitive with those from the other companies in terms of bioavailability, half-life and potency.

     Selectin Antagonist. TBC 1269 is a small molecule selectin antagonist in Phase II clinical development. Cytel Corporation has developed Cylexin, a carbohydrate selectin antagonist in development for similar disease targets. This compound has recently completed Phase IIa trials for coronary reperfusion injury. Although the results of these trials may negatively impact one of the TBC potential indications (reperfusion injury), the results should have no impact on TBC 1269's primary indication, asthma. Cytel is currently studying Cylexin in neonatal coronary reperfusion injury. The compound is in Phase II/III development. The Company believes TBC 1269 to have advantages over Cylexin in terms of potency and cost of manufacture. Other competitive drugs for acute asthma include intravenous steroids such as Solu-Medrol. In spite of known side effects and delay in onset, intravenous steroids are available generically and, as such, represent substantial price competition. For the inhaled version for chronic asthma, inhaled steroids, the cromones (Tilade, Intal, etc.) and the leukotriene inhibitors including Zyflow, Acculate and Singulair represent potential chronic immunomodulator competition.

                           MANUFACTURING AND MARKETING

     TBC relies on its internal resources and third-party manufacturers to produce compounds for preclinical development. Currently, the Company has no manufacturing facilities for either the production of biochemicals or the manufacture of final dosage forms. The Company believes small molecule drugs are less expensive to manufacture than protein-based therapeutics, and that all of its existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.

     TBC has established supply arrangements with third-party manufacturers for certain clinical trials and will establish supply arrangements ultimately for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. The Company's long-range plan may involve establishing internal manufacturing of small molecule therapeutics, including the ability to formulate, fill, label, package and distribute its products. Under certain circumstances the Company plans to outsource such manufacturing. However, the Company does not anticipate developing an internal manufacturing capability for some time, nor is it able to determine which of its potential products, if any, will be appropriate for internal manufacturing. The primary factors the Company will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. Pursuant to the SmithKline Agreement, SmithKline has entered into the Mitsubishi Supply Agreement regarding the manufacture and supply of NOVASTAN(R), and the Company will not, therefore, have any direct responsibility regarding the manufacture and supply of NOVASTAN(R) as it relates to the SmithKline Agreement. See "--Research and Development Collaborations and Licensing Agreements."

     TBC intends to market products for which it gains approval either directly or through co-promotion or other licensing arrangements with large pharmaceutical, biopharmaceutical or biotechnology companies. NOVASTAN(R) will be initially commercialized by SmithKline through a collaboration. In the future, the Company also plans to establish (i) a targeted, hospital-based sales force to sell its compounds and (ii) strategic partner relationships for non-strategic products and for customer groups outside TBC's targeted markets or, in some cases, to co-promote in such markets with partners to optimize the value of its products.

                                 HUMAN RESOURCES

     As of December 31, 1997, TBC employed 79 individuals. TBC had 67 employees engaged directly in research and development activities and 12 in general and administrative positions. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

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

     Murad Ferid, M.D., Ph.D. is Professor and Chairman of the Department of Integrative Biology and Pharmacology at the University of Texas-Houston Medical School. Dr. Ferid has received many honors including the Ciba Award in 1988 and the Albert and Mary Lasker Award in Basic Medical Research in 1996. He is also a member of many professional and honorary societies and is the author or co-author of more than 300 scientific articles.

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

     Joseph F. Sambrook, Ph.D. is a Professor of Pathology at Melbourne University, Australia and Director of Research at Peter MacCallum Cancer Institute. He is a member of various honorary and professional societies, editorial boards and is the author of more than 150 scientific articles. Professor Sambrook previously worked for 20 years in the USA where he served on many blue ribbon government and non government committees.

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

ITEM 2.  PROPERTIES

     TBC leases 29,300 square feet of office and laboratory space in Houston, Texas, including a 16,671 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development and administrative offices, storage space and additional offices for scientists. The Company's lease expires in December 2000. The Company may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials and has an option on additional space in its present facility. The Company believes that these facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering("IPO"). In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Act"). Plaintiffs have also named David Blech, D. Blech & Co. and Isaac Blech as defendants. On January 23,

1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of TBC's stockholders during the fourth quarter of its fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     From December 16, 1993 until November 6, 1994, the Company's Unit security, which consisted of one share of Common Stock and one redeemable Common Stock purchase warrant, was traded on the AMEX under the symbol TXB.E. Prior to December 16, 1993, there was no public market for the Company's securities. On November 7, 1994, the Unit separated, and the Common Stock and redeemable Common Stock purchase warrants began trading separately on the AMEX under the symbols TXB and TXB.WS, respectively.

                                                              COMMON STOCK                PUBLIC WARRANTS
                                                              HIGH       LOW              HIGH       LOW
                                                             ------     -----            ------     -----
     YEAR ENDED DECEMBER 31, 1996
       First Quarter                                         5 1/2       2                1 1/4      1/4
       Second Quarter                                        6 9/16      3 1/2            1 7/8      9/16
       Third Quarter                                         4 7/16      2 3/8            1 1/8      9/16
       Fourth Quarter                                        4 3/4       2 15/16          1 1/16     1/2

     YEAR ENDED DECEMBER 31, 1997
       First Quarter                                         7 1/4       3 7/8            2 3/8      11/16
       Second Quarter                                        6 3/16      3 3/4            1 1/2      3/4
       Third Quarter                                         6 1/2       4 9/16           1 9/16     7/8
       Fourth Quarter                                        6 11/16     5                1 5/8      7/8



     As of March 2, 1998 there were approximately 489 holders of record of Common Stock of the Company and approximately 9,600 beneficial holders. On March 2, 1998, the last sale price reported on the AMEX was $7 3/16 per share. The Company has never paid dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any future earnings and capital for use in its business.

                     RECENT SALES OF UNREGISTERED SECURITIES

Preferred Stock Conversions

     On May 19, 1997, May 22, 1997, May 28, 1997, June 11, 1997, July 25, 1997,
September 5, 1997, September 9, 1997, October 8, 1997, October 14, 1997 and November 11, 1997, the Company issued an aggregate of 1,344,149 shares of Common Stock to certain institutions pursuant to the conversion of its 5% Preferred Stock and accrued dividends. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The remaining 300 shares of preferred stock and accrued dividends were converted into 64,795 shares of Common Stock on February 11, 1998.

Common Stock Transactions

     On March 5, 1997, March 13, 1997, March 20, 1997, March 21, 1997, April 8,
1997, June 3, 1997, June 13, 1997, June 18, 1997, July 23, 1997, August 1, 1997,
August 7, 1997, August 12, 1997, October 1, 1997, October 10, 1997, October 24, 1997, October 28, 1997, November 11, 1997, November 26, 1997 and December 3, 1997, the Company issued an aggregate of 548,438 shares of its Common Stock to a certain institution and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $2,030,948. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

     On October 9, 1997, in conjunction with a collaboration agreement, the Company issued 214,286 shares of Common Stock to Genentech, Inc. for a total value of $1,075,191 which was recorded as a noncash expense during 1997. The Common Stock may not be held in the United States absent registration or an applicable exemption from registration requirements.

Warrant Transactions

     On October 9, 1997, the Company issued 142,858 warrants to Genentech, Inc., exercisable at $14.00 per share, to purchase Common Stock with the resale of the underlying Common Stock subject to certain demand and piggyback registration rights. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The warrants and the Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1997 and are derived from the Company's audited financial statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.


                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                           --------------------------------------------------------------------------
                                               1997           1996           1995            1994            1993
                                           ------------   ------------   ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenues ...............................   $ 16,907,780   $  5,405,776   $  7,234,002    $  4,718,785    $    149,764
                                           ------------   ------------   ------------    ------------    ------------

Expenses:
   Research & Development ..............     16,833,135     22,251,895     14,949,822       8,936,004       6,098,282
   Charge for purchase of in-process
       research and development ........      1,075,191             --      2,061,383       6,404,227       1,000,000
   General & Administrative ............      5,759,792      4,067,505      4,693,019       3,992,183       2,590,900
   Restructuring & Impairment of
       intangible assets ...............             --        421,165        643,750              --              --
                                           ------------   ------------   ------------    ------------    ------------
      Total expenses ...................     23,668,118     26,740,565     22,347,974      19,332,414       9,689,182
                                           ------------   ------------   ------------    ------------    ------------
Other Income
    Interest Income ....................      1,122,900        898,039      1,200,921       1,011,251         212,433
    Interest Expense ...................             --             --         (1,068)         (1,315)         (1,509)
    Other ..............................          2,253             --             --              --              --
                                           ------------   ------------   ------------    ------------    ------------
Total other income (expenses) ..........   $  1,125,153   $    898,039   $  1,199,853    $  1,009,936    $    210,924

Net Loss ...............................      5,635,185     20,436,750     13,914,119      13,603,693       9,328,494

Preferred dividend requirement .........      1,153,282             --             --              --              --
Net loss applicable to common shares ...      6,788,467     20,436,750     13,914,119      13,603,693       9,328,494
Net loss per common share(1) ...........   $        .24   $        .87   $        .83    $        .97    $       1.05
                                           ============   ============   ============    ============    ============
Weighted average common shares
   used to compute net loss per
   common share ........................     27,745,700     23,616,033     16,748,995      14,018,269       8,896,780
                                           ============   ============   ============    ============    ============

                                                                        DECEMBER 31,
                                       --------------------------------------------------------------------------------
                                             1997           1996            1995             1994             1993
                                       --------------   -------------  --------------   --------------   --------------
BALANCE SHEET DATA:
Working capital                        S   42,815,413   S  10,109,803  S   11,927,296   S   22,930,263   S   23,188,611
Total assets                               48,798,282      18,180,121      18,926,499       31,192,345       27,996,255
Short-term debt                                    --              --              --               --           79,536
Stockholders' equity                       46,167,066      13,627,406      15,710,125       27,557,596       27,087,065


-------------
(1) For information concerning calculation of net loss per share, see Note 1(g) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $70.2 million from inception to December 31, 1997. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans, which have raised an aggregate of $21.3 million in net proceeds, the IPO which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering which closed during October 1997 and raised approximately $26.7 million in net proceeds.

     On July 25, 1994, the Company acquired all of the outstanding stock of IPI in exchange for 1,599,958 shares of Common Stock, 999,956 shares of escrowed Common Stock which were released upon satisfaction of certain research milestones, and contingent stock issue rights to acquire 1,400,000 shares of which 399,961 shares were issued upon satisfaction of certain research milestones. IPI's financial results have been included in the Company's financial statements beginning August 1, 1994. In March 1996, IPI's remaining operations in California were consolidated with the Company's Houston operations.

     The Company signed a collaborative agreement with Synthelabo on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3.0 million. In addition, Synthelabo has paid $3.0 million annually in research payments (payable in quarterly installments) for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data. Over the life of the agreements TBC may receive as much as $2.92 million, of which $2.88 million has been received as of December 31, 1997. During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chemical. LG Chemical purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $2.1 million has been paid and $1.0 million will be paid on each of June 30 and December 31, of 1998, 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

     In August 1997, the Company entered into the SmithKline Agreement whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to a total of $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and AMI. In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering which closed during October, 1997.

     The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Revenues were $16,907,780, $5,405,776 and $7,234,002 during 1997, 1996 and
1995, respectively. Revenues included grant income of $1,727 and $227,938 in 1996 and 1995, respectively. For the years 1997, 1996 and 1995, respectively, revenues also included $7,500, $8,939 and $217,707 of product sales from the Company's subsidiary IPI and $16,900,280, $5,395,110 and $6,788,357 from research agreements and collaborations with various other companies. Revenues from research agreements in 1997 includes a license fee of $8,500,000 and a milestone payment of $5,000,000 and in 1996 includes $2.6 million in research payments from Synthelabo and $2.3 million for data supplied to Synthelabo. Revenues from research agreements in 1995 includes $3 million in research payments related to the agreement with Synthelabo and a $2 million additional research payment from EISAI for attainment of a milestone. Interest income was $1,122,900, $898,039 and $1,200,921, for the years 1997, 1996 and 1995 respectively. Interest income for the year 1997 was significantly higher over 1996 due to funds received in conjunction with the SmithKline Agreement and a public offering of common stock completed in 1997. From 1995 to 1996, interest income declined approximately $300,000 due to lower average invested balances and a general decline in interest rates.

     Total operating expenses decreased 11% from $26,740,565 in 1996 to $23,668,118 in 1997 and increased 20% from $22,347,974 in 1995 to $26,740,565 in
1996. The Company recorded noncash charges for the purchase of in-process research and development of $1,075,191 for stock issued pursuant to a license agreement and $2,061,383 for stock issued pursuant to the acquisition of IPI during 1997 and 1995, respectively. The Company impaired the remaining goodwill, $643,750, at December 31, 1995, associated with the IPI purchase due to the expected consolidation of IPI operations into TBC's in the first half of 1996 and charged $421,165 to expense during 1996 for costs related to restructuring IPI. The change in operating expenses would have been 14% for the years 1996 to 1997 and 34% for the years 1995 to 1996, without these charges. The decrease from 1996 to 1997 was due primarily to reduced spending for clinical trails that were completed for NOVASTAN(R). The increase from 1995 to 1996 was primarily due to increases in the costs associated with the clinical trials of NOVASTAN(R). The Company had 79 employees at December 31, 1997, 73 at December 31, 1996, and 98 at December 31, 1995, of which 25 were IPI employees in 1995.

     Research and development expenses decreased 24% from $22,251,895 in 1996 to $16,833,135 in 1997 and increased 49% from $14,949,822 in 1995 to $22,251,895 in
1996 without including the noncash charge for purchase of in-process research and development of $2,061,383 for the year 1995 and the $1,075,191 for the year 1997. The decrease from 1996 to 1997 was due primarily to reduced spending for clinical trials that were completed for NOVASTAN(R). The increase from 1996 to 1995 was primarily due to the increase in clinical development expenses related to the ongoing clinical trials of NOVASTAN(R).

     General and administrative expenses increased 42% from $4,067,505 in 1996 to $5,759,792 in 1997 and decreased 13% from $4,693,019 in 1995 to $4,067,505 in
1996. The increase in 1997 was primarily because of a $952,919 noncash charge related to the extension of the exercise period for certain stock options and an increase in legal fees related to patent applications for TBC's compounds. The decrease in 1996 from 1995 was primarily due to the restructuring of IPI and the related decrease in general and administrative expenses. In addition, legal expense decreased approximately $300,000 due primarily to lower litigation expense in 1996.

     Rent and related building services, which is a component of both research and development and general and administrative expense, was approximately $956,000 in 1997, $1,025,000 in 1996 and $1,218,000 in 1995. The decrease of approximately $69,000 in 1997 from 1996 was primarily due to the consolidation of IPI in to TBC and the termination of the lease for the IPI facility. The decrease of approximately $193,000 in 1996 from 1995 was due to decreases in leased space at IPI and credits applied to the Houston space due to the lease renegotiation.

     The Company incurred net losses applicable to common shares of $6,788,467, $20,436,750 and $13,914,119 for the years ended December 31, 1997, 1996 and
1995, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and (iv) investment income, net of interest expense. During 1997, the Company utilized net cash of $4,891,038 in operating activities. The use of cash in operations was caused primarily by the Company's net loss before preferred dividend requirements of $5,635,185. Investing and financing activities primarily reflect the utilization of $5,925,269 in net proceeds from the 1997 private placement of the 5% Preferred and 26,687,521 in net proceeds from the public offering of Common Stock, net of purchases and redemptions of short term investments during 1997. At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $43,707,364.

     The Company expects to incur substantial research and development expenditures as it designs and develops small molecule drugs for vascular diseases . The Company anticipates that operating expenses may continue to increase during 1998 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1998 because of ongoing NOVASTAN(R) trials and will continue to be significant through the FDA approval process and as clinical trial work for additional clinical indications is performed. The Company also began incurring clinical trial costs in 1997 for the compounds TBC 11251 and TBC 1269. In 1998, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

     The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements through the end of 1999. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the clinical trials of NOVASTAN(R), the compounds TBC 11251 and TBC 1269, and the level of research and development expenditures for other compounds. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product, NOVASTAN(R). Moreover, TBC's agreement with Synthelabo requires the Company to maintain a "net worth", as defined in the agreement, of at least $5.0 million during the term of the agreement. If the Company fails to maintain at least $5.0 million of "net worth", Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See Part I, Item 3. Legal Proceedings.

     The Company anticipates that it may need to raise substantial funds for future operations, which may be raised through collaborative arrangements, public or private issuance of debt and equity, or other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain such additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financing is not obtained, the Company's drug discovery or development programs may be delayed, scaled back or eliminated. The Company may also be required in this event to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that it would not otherwise relinquish.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

          NAME                                     AGE            POSITION
          ----                                     ---            --------
John M. Pietruski (1)(2).........................   65    Chairman of the Board of Directors
David B. McWilliams (1)..........................   54    President, Chief Executive Officer and Director
Richard A. F. Dixon, Ph.D. (1)...................   44    Vice President of Research and Director
Stephen L. Mueller...............................   50    Vice President, Finance and  Administration, Secretary
                                                          and Treasurer
Richard P. Schwarz, Jr., Ph.D. (4)...............   47    Vice President of Clinical and Regulatory Affairs
Joseph M. Welch..................................   57    Vice President of Business Development
James T. Willerson, M.D. (1)(2)..................   58    Chairman of the Scientific Advisory Board and Director
Ron J. Anderson, M.D. ...........................   51    Director
Frank C. Carlucci (3)............................   67    Director
Rita R. Colwell, Ph.D., D.Sc. (3)................   63    Director
Robert J. Cruikshank (3).........................   67    Director
James A. Thomson, Ph.D. (2)......................   53    Director


(1)  Member, Executive Committee of the Board of Directors
(2)  Member, Compensation and Personnel Committee of the Board of Directors
(3)  Member, Audit Committee of the Board of Directors
(4)  Dr. Schwarz resigned his position effective April 30, 1998

       The additional information requested by this item will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1998 Annual Meeting of Stockholders to be held on May 5, 1998 and is incorporated by reference from the sections titled "Election of Directors" and "Executive Officers". Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

       The information requested by this item is incorporated by reference from the section titled "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information requested by this item is incorporated by reference from the section titled "Principal Stockholders" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information requested by this item is incorporated by reference from the sections titled "Principal Stockholders," "Compensation Committee Interlocks and Insider Participation," "Director Compensation", "Employment Agreements" and "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

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

                                                                                                            PAGE
                                                                                                            ----
              Independent Auditors' Report                                                                   F-1

              Consolidated Balance Sheets as of December 31, 1997 and 1996                                   F-2

              Consolidated Statements of Operations for the years ended December 31, 1997, 1996
              and 1995                                                                                       F-3

              Consolidated Statements of Stockholders' Equity for the period January 1, 1995
              to December 31, 1997                                                                           F-4

              Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996
              and 1995                                                                                       F-7

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

     (b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K filed during the quarter ended December 31, 1997.

     All schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors
Texas Biotechnology Corporation:


We have audited the accompanying consolidated balance sheets of Texas Biotechnology Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Biotechnology Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                   KPMG PEAT MARWICK LLP


Houston, Texas
February 13, 1998

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      DECEMBER 31,          DECEMBER 31,
                                                                                         1997                   1996
                                                                                     -------------         -------------
Current assets:
       Cash and cash equivalents                                                     $  14,323,573             2,127,999
       Short term investments                                                           29,383,791            11,262,292
       Other current receivables                                                         1,175,280               590,575
       Short term note receivable (note 14)                                                     --               122,500
       Prepaids                                                                            553,585               546,752
       Other current assets                                                                 10,400                12,400
                                                                                     -------------         -------------
             Total current assets                                                       45,446,629            14,662,518

Equipment and leasehold improvements, at cost less
       accumulated depreciation and amortization (note 5)                                3,292,062             3,458,012

Other assets                                                                                59,591                59,591
                                                                                     -------------         -------------
            Total assets                                                             $  48,798,282            18,180,121
                                                                                     =============         =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                              $   1,006,145             1,661,339
       Accrued expenses                                                                  1,625,071             2,266,376
       Deferred revenue (note 8)                                                                --               625,000
                                                                                     -------------         -------------
            Total current liabilities                                                    2,631,216             4,552,715

Commitments and contingencies (notes 6, 7, 8, 9, 10, 12 and 13)                                 --                    --

Stockholders' equity (notes 2, 3 and 6):
       Preferred stock, par value $.005 per share.  At December 31, 1997
            5,000,000 shares authorized; 300 shares of 5% cumulative
            convertible issued and outstanding.  At December 31, 1996,
            5,000,000 shares authorized, none outstanding                                        2                    --
       Common stock, par value $.005 per share.  At December 31, 1997,
            75,000,000 shares authorized; 33,585,919 shares issued and outstanding.  At December 31, 1996, 75,000,000 shares authorized;
            25,490,269 shares issued and outstanding                                       167,929               127,451
       Additional paid-in capital                                                      116,085,172            77,808,331
       Accumulated deficit                                                             (70,086,037)          (64,308,376)
                                                                                     -------------         -------------
            Total stockholders' equity                                                  46,167,066            13,627,406
                                                                                     -------------         -------------

            Total liabilities and stockholders' equity                               $  48,798,282            18,180,121
                                                                                     =============         =============



          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                              1997               1996               1995
                                                          -----------        -----------        -----------
Revenues:
      Research agreements (note 8)                        $ 8,400,280          5,395,110          6,788,357
      License fee income                                    8,500,000                 --                 --
      Products and services                                     7,500              8,939            217,707
      Grant revenue                                                --              1,727            227,938
                                                          -----------        -----------        -----------
           Total revenues                                  16,907,780          5,405,776          7,234,002
                                                          -----------        -----------        -----------

Expenses:
      Research and development                             16,833,135         22,251,895         14,949,822
      Charge for purchase of in-process research
         and development (notes 9 and 15)                   1,075,191                 --          2,061,383
      General and administrative                            5,759,792          4,067,505          4,693,019
      Restructuring & impairment charges (note 15)                 --            421,165            643,750
                                                          -----------        -----------        -----------
           Total expenses                                  23,668,118         26,740,565         22,347,974
                                                          -----------        -----------        -----------

           Operating loss                                   6,760,338         21,334,789         15,113,972
                                                          -----------        -----------        -----------

Other income (expense):
      Interest income                                       1,122,900            898,039          1,200,921
      Interest expense                                             --                 --             (1,068)
      Other                                                     2,253                 --                 --
                                                          -----------        -----------        -----------
           Total other income (expense)                     1,125,153            898,039          1,199,853

           Net loss                                       $ 5,635,185         20,436,750         13,914,119
           Preferred dividend requirement                   1,153,282                 --                 --

           Net loss applicable to common shares           $ 6,788,467         20,436,750         13,914,119

Net loss per share basic and diluted                      $      0.24               0.87               0.83
                                                          ===========        ===========        ===========

Weighted average common shares used to compute
      basic and diluted net loss per share                 27,745,700         23,616,033         16,748,995
                                                          ===========        ===========        ===========




          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

               For the period January 1, 1995 to December 31, 1997

                                          PREFERRED STOCK         COMMON STOCK
                                       -------------------- --------------------- ADDITIONAL   DEFERRED
                                         SHARES               SHARES                PAID-IN  COMPENSATION  ACCUMULATED
                                         ISSUED     AMOUNT    ISSUED      AMOUNT    CAPITAL     EXPENSE      DEFICIT       TOTAL
                                       ---------  --------- ---------  ---------- ---------- ------------  -----------   ---------
  Balance at January 1, 1995              --          --    17,039,404   $ 80,198  57,573,847   (138,942) (29,957,507)  27,557,596

Issuance of common stock to former
  ImmunoPharmaceutics'
  shareholders held in escrow             --          --            --      5,000   1,404,938         --           --    1,409,938
Issuance of common stock to former
  ImmunoPharmaceutics'
  shareholders pursuant to issue rights   --          --       399,961      2,000     561,945         --           --      563,945
Compensation expense related to
  stock options                           --          --           --          --          --     92,765           --       92,765
Net loss                                  --          --           --          --          --         --  (13,914,119) (13,914,119)

                                    --------    --------   ----------    -------- -----------   --------  -----------  -----------
  Balance at December 31, 1995            --          --    17,439,365   $ 87,198  59,540,730    (46,177) (43,871,626)  15,710,125
                                    --------    --------   ----------    -------- -----------   --------  -----------  -----------

Issuance of common stock and
  warrants through private
  placement, net of expenses              --          --     6,550,990     32,754  12,958,327         --           --   12,991,081
Issuance of common stock for
  stock option exercises                  --          --       192,640        963     590,092         --           --      591,055
Issuance of common stock for
  warrant exercises                       --          --        57,274        286     200,173         --           --      200,459
Issuance of common stock to
  LG Chem for cash, net of
  expenses                                --          --     1,250,000      6,250   4,519,009         --           --    4,525,259
Compensation expense related to
  stock options                           --          --            --         --          --     46,177           --       46,177
Net loss                                  --          --            --         --          --         --  (20,436,750) (20,436,750)

                                    --------    --------   -----------   -------- -----------   --------  -----------  -----------
  Balance at December 31, 1996            --          --    25,490,269   $127,451  77,808,331         --  (64,308,376)  13,627,406
                                    --------    --------   -----------   -------- -----------   --------  -----------  -----------




          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                                           PREFERRED STOCK          COMMON STOCK
                                       --------------------  ----------------------  ADDITIONAL  DEFERRED
                                         SHARES                SHARES                 PAID-IN  COMPENSATION  ACCUMULATED
                                         ISSUED     AMOUNT     ISSUED       AMOUNT    CAPITAL    EXPENSE      DEFICIT     TOTAL
                                       ----------  --------  ---------    ---------- ---------- -----------  ------------ -------

   Balance at December 31, 1996,
     brought forward                        --          --   25,490,269   $ 127,451  77,808,331      --   (64,308,376)  13,627,406
                                       -------      ------  -----------   --------- -----------  ------  ------------  -----------

Issuance of common stock for
   stock option exercises                   --          --       58,841         294     183,925      --            --      184,219
Issuance of common stock for
   warrant exercises                        --          --      548,438       2,742   2,028,206      --            --    2,030,948
Issuance of convertible preferred
   stock through private
   placement, net of expenses            6,000          30           --          --   5,925,239      --            --    5,925,269
Issuance of common stock in
   payment for services                     --          --        2,944          15      14,900      --            --       14,915
Compensation expense related to
   stock option extensions                  --          --           --          --   1,303,094      --            --    1,303,094
Conversion of preferred stock
   into common shares                   (5,700)        (28)   1,344,149       6,721     123,872      --            --      130,565
Issuance of common stock to
   SmithKline Beecham plc for
   cash, net of expenses                    --          --      176,992         885     964,714      --            --      965,599
Issuance of common stock through
   public offering, net of expense          --          --    5,750,000      28,750  26,658,771      --            --   26,687,521
Issuance of common stock to
   Genentech pursuant to contract           --          --      214,286       1,071   1,074,120      --            --    1,075,191
Net loss                                    --          --           --          --          --      --    (5,635,185)  (5,635,185)
Preferred dividends                         --          --           --          --          --      --      (142,476)    (142,476)
                                       -------      ------  -----------   --------- -----------  ------  ------------  -----------
   Balance at December 31, 1997            300           2   33,585,919   $ 167,929 116,085,172      --   (70,086,037)  46,167,066
                                       =======      ======  ===========   ========= ===========  ======  ============  ===========






          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                               1997              1996               1995
                                                                           ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (5,635,185)      (20,436,750)      (13,914,119)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Write-off of deferred offering costs related
                to delayed offering                                                  --            24,140                --
          Depreciation and amortization                                         751,397           759,328           800,614
          Non cash acquisition costs expensed (notes 9 and 15)                1,075,191                --         2,061,383
          Expenses paid with stock                                               14,915                --                --
          Compensation expense related to stock options                       1,303,094            46,177            92,765
          Preferred dividends payable not included in net loss                  (11,913)               --                --
          Loss on disposition of fixed assets                                                       7,056                --
          Impairment of intangible assets                                            --                --           643,750
   Change in operating assets and liabilities, net of
      effect of acquisition:
    (Increase) decrease in prepaids                                              (6,833)            7,456          (108,799)
    (Increase) decrease in receivables                                         (462,205)               --            71,843
    (Increase) decrease in other current assets                                   2,000           (55,584)         (219,601)
    (Increase) in other assets                                                       --           (33,594)               --
    Decrease in inventories                                                          --                --            59,118
    Increase (decrease) in current liabilities                               (1,296,499)        1,361,451         2,010,466
    (Decrease) in deferred revenue                                             (625,000)          (25,110)       (2,428,841)
                                                                           ------------      ------------      ------------
          Net cash used in operating activities                              (4,891,038)      (18,345,430)      (10,931,421)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                           (585,446)         (494,965)         (199,750)
   Proceeds from disposition of fixed assets                                         --            27,400                --
   Purchase of short term investments                                       (39,163,424)      (31,176,391)      (23,448,580)
   Maturity of short term investments                                        21,537,653        28,109,406        33,104,073
   (Increase) in interest receivable included in short term investment         (495,727)               --                --
                                                                           ------------      ------------      ------------
         Net cash provided by (used in) investing activities                (18,706,944)       (3,534,550)        9,455,743
                                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from public offering of common stock, net                        26,687,521        18,307,855                --
   Proceeds from sale of preferred stock, net                                 5,925,269                --                --
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                    3,180,766                --                --
   Cost of delayed offering                                                          --           (24,140)               --
                                                                           ------------      ------------      ------------
          Net cash provided by financing activities                          35,793,556        18,283,715                --
                                                                           ------------      ------------      ------------
    Net increase (decrease) in cash and cash equivalents                     12,195,574        (3,596,265)       (1,475,678)

Cash and cash equivalents at beginning of period                              2,127,999         5,724,264         7,199,942
                                                                           ------------      ------------      ------------
Cash and cash equivalents at end of period                                 $ 14,323,573         2,127,999         5,724,264
                                                                           ============      ============      ============
Supplemental schedule of noncash financing activities:
   issuance of Common Stock for research and development and
   services (see notes 2, 9 and 15)                                        $  1,090,106                --         2,061,383
                                                                           ============      ============      ============




          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization

          Texas Biotechnology Corporation (the "Company" or "TBC"), a biopharmaceutical company, applies innovative drug discovery techniques and its specialized knowledge of the role of vascular cell biology in vascular diseases to the design and development of novel pharmaceutical compounds. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding Common Stock of ImmunoPharmaceutics, Inc. ("IPI") (now discontinued), a San Diego, California based company, in exchange for Common Stock of the Company. TBC consolidated the IPI operation into TBC in the first half of 1996.

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

     (c)  Cash, Cash Equivalents and Short Term Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At December 31, 1997, approximately $648,000 was invested in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At December 31, 1997, the Company's short term investments consisted of approximately $975,000 in Government Agency Discount Notes and $28,409,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. In connection with the adoption of Financial Accounting Standards Statement 115, the Company classified all short term investments as held to maturity.

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

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (e)  Intangible Assets

          Intangible assets are amortized on a straight line basis over ten years.

     (f)  Research and Development Costs

          All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the period ended December 31, 1997, 1996 and 1995, totaled approximately $5,645,000, $6,233,000 and $7,005,000, respectively, of which approximately $4,262,000, $4,893,000 and $5,612,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

     (g)  Net Loss Per Common Share

          Basic net loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common and common equivalent shares outstanding during the period. Preferred dividend requirements for the period ended December 31, 1997 included $142,476, of accrued dividends and, pursuant to a Securities and Exchange Commission Staff Position, deemed dividends attributable to the conversion discount factor at issuance of the Preferred Stock of $1,010,806. For the years ended December 31, 1997, 1996 and 1995, the weighted average common shares used to compute basic net loss per common share totaled 27,745,700, 23,616,033 and 16,748,995, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of net loss per common share because the effect would have been antidilutive. Shares held in escrow through June 30, 1995, pending satisfaction of certain future conditions have been excluded from the net loss per share calculation until such shares were released or issued.

     (h)  Reclassifications

          Certain reclassifications have been made to prior period financial statements to conform with the December 31, 1997 presentation with no effect on net loss reported.

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

     (l)  Development Stage Enterprise

          In prior periods, the Company reported as a development stage enterprise. With the signing of a commercialization agreement for NOVASTAN(R), the Company began reporting as an operating company during the third quarter of 1997.

(2)  CAPITAL STOCK

     In December 1993, for the Company completed an initial public offering comprised of 4,082,500 units, each unit consisting of one share of Common Stock (par value $.005 per share) and one warrant to purchase one share of Common Stock. Proceeds to the Company were approximately $24.2 million, net of selling expenses of approximately $3.3 million. The securities included in the unit subsequently separated into its Common Stock and warrant components. The warrants are exercisable at $8.44 per share and expire on December 15, 1998. The warrants are redeemable for $.05 per warrant, at the option of the Company, upon 30 days' prior written notice at any time after the last sale price of the Common Stock has been at least $11.82 for 30 consecutive business days ending within 15 days of the date of the notice of redemption. All of the warrants must be redeemed if any are redeemed. The underwriter received approximately $2.9 million in commissions and expense reimbursement and purchased options to purchase 355,000 units at an exercise price of $11.14. These options were sold for $.001 each and expire on December 15, 1998.

     In February, 1996, the Company completed a private placement of Common Stock. The Company issued 6,550,990 shares of Common Stock at $2 1/8 per share with proceeds of approximately $13.0 million, net of selling commissions and expenses of approximately $900,000. In connection with the private placement, the Company paid selling commissions of $759,283 and 730,461 warrants to purchase Common Stock, expiring on February 13, 2001, with exercise prices of between $3.05 and $4.58 per share with the resale of the underlying Common Stock being subject to certain registration rights.

     On October 10, 1996 the Company signed a strategic alliance agreement and Common Stock purchase with LG Chemical, Ltd. ("LG Chem"), a Korean corporation. In conjunction with the agreement, LG Chem purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. The Company's agents in the contract negotiations received $420,000 in commissions and 113,636 warrants to purchase Common Stock, expiring on October 10, 2001, exercisable at $4.40 per share with the resale of the underlying Common Stock being subject to certain piggyback registration rights.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock ("the 5% Preferred") which provided net proceeds to the Company of approximately $5.9 million. The 5% Preferred was convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date. A total of 6,000 shares of 5% Preferred were sold at a price of $1,000 per share to two institutional investors. As of December 31, 1997, 5,700 shares of the 5% Preferred and accrued dividends of $130,564 on such shares have been converted into 1,344,149 shares of Common Stock. The remaining 300 shares of Preferred Stock and $13,603 of accrued dividends were converted into 64,795 shares of Common Stock on February 11, 1998.

     During August, 1997 the Company sold 176,992 shares of Common Stock for $1 million less commissions and expenses of approximately $34,000 pursuant to a commercialization agreement. (See note 10)

     In October, 1997 the Company sold 5,750,000 shares of Common Stock for $5.00 per share pursuant to an underwritten public offering. The net proceeds to the Company for the 5,750,000 shares sold were approximately $26.7 million after deducting selling commissions and expenses of approximately $2.1 million related to the offering.

     In addition, during October, 1997 the Company issued 214,286 shares of Common Stock and a seven year warrant to purchase 142,858 shares of Common Stock exercisable at $14.00 per share until October 9, 2004, pursuant to a license agreement. See (note 9)

(3)  STOCK OPTIONS AND WARRANTS

     The Company has in effect the following stock option plans:

     The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 225,112 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,517,838 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

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

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     During December 1996, the Compensation and Personnel Committee of the Board of Directors authorized the extension of options originally granted for a five year period to ten years upon election by individual option holders. During 1997, option holders elected to extend 1,022,833 options, originally expiring during 1997, 1998, 1999 and 2000, for an additional five years. Accordingly, the Company recorded a non-cash charge of $1,303,094 during 1997. Of the total, approximately $350,000 was charged to research and development and the remainder to general and administrative for the difference between the original option exercise price and fair market value as of the effective date of election.

     A summary of stock options as of December 31, 1997, follows:

                            Exercise Price                            Exercised/               Available
     Stock Option Plans       Per Share     Authorized  Outstanding    Other      Exercisable  for Grant
     ------------------     --------------  ----------  -----------  -----------  -----------  ---------
     1990 Plan              $3.50 - $5.59     285,715      190,549      60,603        169,902      34,563

     1992 Plan              $1.41 - $5.36   1,700,000    1,294,342     182,162      1,090,288     223,496

     Director Plan          $2.40 - $4.54      71,429       37,020      34,409         37,020          --

     1995 Plan              $1.31 - $5.88   2,000,000    1,194,400          --        228,345     805,600

     1995 Director Plan     $1.38 - $5.69     300,000      145,705       3,637         95,885     150,658
                                            ---------    ---------   ---------      ---------   ---------
                   TOTALS                   4,357,144    2,862,016     280,811      1,621,440   1,214,317
                                            =========    =========   =========      =========   =========

     The Company applies APB Opinion 25 and related interpretations on accounting for its plans. The Company has recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to certain options granted in the period subsequent to May 27, 1993 and prior to the initial public offering. Such amount totaled $287,158, of which $92,765 was charged to expense in 1995. The unamortized deferred compensation expense of $46,177 at December 31, 1995 was expensed during 1996. Had compensation costs for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's proforma net loss and proforma net loss applicable to common shares for the year ended December 31, 1997 would have been $9,438,748 and $0.34, respectively and for December 31, 1996 would have been $21,057,088 and $0.89, respectively and for December 31, 1995 would have been $14,116,842 and $0.84 respectively.

     The fair value of options granted during the years ended December 31, 1997, 1996 and 1995 for employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     assumptions: risk-free interest rate of between 5.82 and 6.65 percent, expected life of between 2 and 8 years, expected volatility of between 69 and 74 percent and no dividends. There were no options granted for other than employee services.

     A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and the changes during the years then ended is presented below:

                                                                      WEIGHTED-AVERAGE
                                                           OPTIONS     EXERCISE PRICE
                                                         -----------   --------------
          Outstanding at December 31, 1994 ............    1,546,800    $   3.62
          Granted .....................................      717,154        1.51
          Canceled ....................................     (208,523)       3.43
          Exercised ...................................           --          --
                                                         -----------

          Outstanding at December 31, 1995 ............    2,055,431        2.90
          Granted .....................................      600,102        4.42
          Canceled ....................................     (294,129)       3.52
          Exercised ...................................     (192,640)       3.07
                                                         -----------

          Outstanding at December 31, 1996 ............    2,168,764    $   3.22
          Granted .....................................    1,682,909        4.34
          Canceled ....................................     (986,534)       3.13
          Exercised ...................................      (58,841)       3.32
          Prior Period Adjustments ....................       55,718          --
                                                         -----------
          Outstanding at December 31, 1997 ............    2,862,016        3.85
                                                         ===========

                                                           December 31,    December 31,   December 31,
                                                               1997            1996           1995
                                                           ------------    -----------    ------------
          Weighted-average fair value of options
          granted during the period at an exercise
          price equal to market at issue date .........       $ 3.45          $ 2.72          $ 0.88


     The following tables summarize information about the Company's stock options outstanding as of December 31, 1997, 1996 and 1995, respectively:


                                               Weighted          Weighted                           Weighted
                               Options          Average           Average          Options           Average
             Option          Outstanding       Remaining       Exercise Price     Exercisable     Exercise Price
          Exercise Price    as of 12/31/97  Contractual Life   of Outstanding    as of 12/31/97   of Exercisable
          --------------    --------------  ----------------   --------------    --------------   ---------------
          $1.31 - $3.50       1,222,528          5.16            $   2.17           1,047,958         $   2.28

          $3.56 - $5.88       1,639,488          7.94            $   5.09             573,482         $   4.75
                            -----------                                           -----------
          $1.31 - $5.88       2,862,016          6.75            $   3.85           1,621,440         $   3.16

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               Weighted          Weighted                           Weighted
                               Options          Average           Average          Options           Average
             Option          Outstanding       Remaining       Exercise Price     Exercisable     Exercise Price
          Exercise Price    as of 12/31/96  Contractual Life   of Outstanding    as of 12/31/96   of Exercisable
          --------------    --------------  ----------------   --------------    --------------   ---------------
          $1.31 - $3.50        1,238,673           4.39            $2.18             727,483             $2.56

          $3.56 - $5.36          930,091           6.53            $4.61             241,750             $4.94

                            --------------                                       --------------
          $1.31 - $5.36        2,168,764           5.31            $3.22             969,233             $3.15




                                               Weighted          Weighted                           Weighted
                               Options          Average           Average          Options           Average
             Option          Outstanding       Remaining       Exercise Price     Exercisable     Exercise Price
          Exercise Price    as of 12/31/95  Contractual Life   of Outstanding    as of 12/31/95   of Exercisable
          --------------    --------------  ----------------   --------------    --------------   ---------------


          $1.31 - $3.50       1,463,029            5.10             $2.21            477,225            $3.12

          $3.59 - $5.36         592,402            3.32             $4.60            208,833            $4.58

                            --------------                                       --------------
          $1.31 - $5.36       2,055,431            4.59             $2.90            686,058            $3.56



     The fair value of warrants issued during the years ended December 31, 1997, 1996 and 1995 for other than employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 6.06 and 6.51 percent, expected life of between 5.00 and 6.7 years, expected volatility of between 69 and 74 percent and no dividends.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes the status of the Company's warrants as of December 31, 1997, 1996 and 1995, and changes during the periods then ended is presented below:

                                                                  WEIGHTED-AVERAGE
                                                       WARRANTS    EXERCISE PRICE
                                                     -----------   --------------
          Outstanding at December 31, 1994 .......    4,712,066    $    7.78
          Issued .................................           --           --
          Forfeited ..............................           --           --
          Canceled ...............................     (373,633)        3.50
          Reissued ...............................      373,633         3.50
                                                      ---------
          Outstanding at December 31, 1995 .......    4,712,066         7.78
          Issued .................................      844,097         3.89
          Forfeited ..............................           --           --
          Canceled ...............................     (124,732)        3.93
          Exercised ..............................      (57,274)        3.50
          Reissued ...............................      116,384         3.88
                                                      ---------

          Outstanding at December 31, 1996 .......    5,490,541    $    7.23
          Issued .................................      142,858        14.00
          Forfeited ..............................           --           --
          Canceled ...............................     (356,453)        3.60
          Exercised ..............................     (549,095)        3.69
          Reissued ...............................      356,453         3.60
                                                      ---------

          Outstanding at December 31, 1997 .......    5,084,304         7.80
                                                      =========

     Of the 5,084,304 warrants outstanding at December 31, 1997, 4,082,500 are publicly trading and are exercisable at $8.44 each and expire on December 15, 1998. The warrants are redeemable for $.05 per warrant, at the option of the Company, upon 30 days prior written notice at any time after the last sale price of the Common Stock has been at lease $11.82 for 30 consecutive business days ending within 15 days of the date of the notice of redemption. All of the warrants must be redeemed if any are redeemed.

     In addition, at December 31, 1997, there were outstanding, underwriter purchase options ("UPO's"), which were issued to the underwriters in the Company's initial public offering in 1993, to purchase 355,000 units at $11.14 each. Each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price equal to $11.14. The UPO's and the warrant expire on December 15, 1998.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            December 31,    December 31,   December 31,
                                                                                1997            1996           1995
                                                                            ------------    -----------    ------------

          Weighted-average fair value of warrants issued during
          the year ended at an exercise price equal to market
          price at issue date .........................................         $0.00           $0.00          $0.00

          Weighted-average fair value of warrants issued during
          the year ended at an exercise price less than market
          at issue date ...............................................         $0.00           $2.26          $0.00


          Weighted-average fair value of warrants issued during
          the year ended at an exercise price greater than
          market at issue date ........................................         $2.71           $2.17          $0.00


     The warrants shown above were issued in connection with equity transactions of the Company and, therefore, there is no effect on net income.

(4)  INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     At December 31, 1997 and 1996, the net deferred tax asset totaled approximately $23,996,000 and $22,000,000, respectively, and was fully reserved. The Company did not incur any tax expense in any year due to operating losses.

     At December 31, 1997, 1996 and 1995, the Company had net operating loss carry forwards of approximately $44,495,000 $45,195,000 and $28,292,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carry forwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carry forwards will expire during the years beginning 2002 through 2011.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                               December 31,1997   December 31, 1996
                                                               ----------------   -----------------
     Laboratory and office equipment                              $ 4,665,174        $ 4,079,728
     Leasehold improvements                                         3,701,772          3,701,772
                                                                  -----------        -----------
                                                                    8,366,946          7,781,500
     Less accumulated depreciation and amortization                (5,074,884)        (4,323,488)
                                                                  -----------        -----------
                                                                  $ 3,292,062        $ 3,458,012
                                                                  ===========        ===========

(6)  COMMON STOCK RESERVED

     The Company has reserved Common Stock for issuance as of December 31, 1997 as follows:

          Stock option plans                                            4,076,333
          Common Stock issuable under licensing agreement                  71,429   See (note 9)
          Publicly Traded Warrants Outstanding                          4,082,500
          Other Warrants Outstanding                                    1,001,804
          Underwriters purchase options and related warrants              710,000
          Conversion of Preferred Stock                                    64,795   See (note 2)
                                                                      -----------
                 Total shares reserved                                 10,006,861
                                                                      ===========

(7)  CLINICAL RESEARCH AGREEMENTS

     On February 10, 1995, the Company entered into an agreement with Coromed, Inc., a contract research organization, to coordinate the clinical evaluation of NOVASTAN(R) as an adjunct to streptokinase in acute myocardial infarction ("AMI"). Coromed is responsible for managing all aspects of the clinical trial and making all financial remuneration to testing sites. The term of the agreement is 19 months, subject to extension upon the mutual written agreement of both parties. The parties have agreed to a total budget of approximately $3,196,000. Of this amount, $106,000 was paid upon execution of a letter of intent and approximately $450,000 was paid upon execution of the agreement. Subsequent payments will be made monthly on a per patient basis, to a maximum total of approximately $2,490,000. Coromed will make three additional payments of $50,000 each upon completion of specified tasks. If the clinical trial is completed in less than 19 months, the Company will pay Coromed a bonus calculated as a percentage of personnel costs as set forth in the budget, to a maximum bonus amount of approximately $327,000. In addition, the Company has engaged Coromed to provide various services related to other ongoing NOVASTAN(R) trials being conducted by the Company.

     On May 1, 1996, the Company amended the above agreement with Coromed, Inc. The term of the contract was extended to 24 months with an additional cost of $1,200,000. The bonus payment, if any, is now based on the completion in less than 24 months.

     In November, 1997, the Company entered into an agreement with Coromed, Inc. to coordinate the clinical evaluation of TBC 11251 (TBC's lead compound for vasospasm/hypertension) to determine acute hemodynamic efficacy and safety in congestive heart failure. The term of the agreement ends May 30, 1998, subject to extension upon mutual written agreement of both parties. The parties have agreed to a total budget of $958,992.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  RESEARCH AGREEMENTS

     On October 11, 1994, the Company signed a collaborative agreement with Synthelabo S.A., the pharmaceutical division of L'Oreal S.A. ("Synthelabo") to develop and market compounds for vascular proliferative disease derived from the Company's research programs.. During the year ended December 31, 1996, research payments of $3,000,000 were received of which $2,625,000 was recognized as income during the year. Synthelabo is not currently paying any research payments to the Company pursuant to the agreement. Synthelabo will pay royalties to TBC, based on the net sales, in those geographic areas covered in the agreement. Synthelabo also has certain termination rights pursuant to the agreement.


     During 1995, the Company and Synthelabo mutually agreed to exchange certain clinical data. During 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies. Over the term of the agreements as certain milestones are met, Synthelabo has committed to pay TBC up to $2,920,000. These payments are dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. As of December 31, 1997, TBC has recognized approximately $2,880,000 of revenue related to these agreements. Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth" of TBC, as defined in the agreement, be less than $5 million as of the end of any calendar quarter during the term of the agreement.

     On October 10, 1996, the Company signed a strategic alliance agreement with LG Chem, a Korean corporation, to develop and market compounds derived from the Company's Endothelin Receptor and Selectin Antagonist for certain disease indications. Upon consummation of the transaction, LG Chem purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. In addition, LG Chem has committed to pay $10.7 million in research payments. Of this amount, $2.1 million has been paid (of which $1.0 million was a receivable at December 31, 1997) and $1.0 million will be paid on each of June 30 and December 31 of 1998, 1999 and 2000, and $1.3 million on June 30 and December 31, 2001. LG Chem has the right to terminate future research payments if TBC fails to meet certain milestones, which milestones will be established by the parties from time to time in accordance with the agreement. LG Chem will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, a commission on all future research payments as well as a royalty on net sales.

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

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Mitsubishi further agreed to supply the Company with its requirements of bulk NOVASTAN(R) throughout the term of the Mitsubishi Agreement for TBC's clinical testing and commercial sales of NOVASTAN(R) in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of NOVASTAN(R), Mitsubishi and TBC have agreed to discuss in good faith the means by which, and the party to whom, NOVASTAN(R) production technology will be transferred. The transferee may be a person or entity other than TBC. At present, Mitsubishi is the only manufacturer of NOVASTAN(R). Should Mitsubishi terminate or default in its supply commitment, there can be no assurance that alternate sources of bulk NOVASTAN(R) will be available to the Company at reasonable cost, if at all. If such alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially adversely affected. See (note 10)

     In exchange for the license to Genentech's (the "Former Licensor") NOVASTAN(R) technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the FDA for NOVASTAN(R). The Company recorded a $1,075,191 noncash charge to in-process research and development expense during the fourth quarter of 1997. An additional 71,429 shares of Common Stock will be issued to the Former Licensor within ten days after the FDA's first approval of an NDA for NOVASTAN(R). Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for NOVASTAN(R) with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. The Company will not be required to make any cash payment if the approval of the NDA does not occur. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

     During the third quarter of 1997, the Company sublicensed certain rights to NOVASTAN(R) to SmithKline Beecham, plc ("SmithKline"). In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in research and development expense, to pay an additional royalty to Mitsubishi, beginning January 1, 2001 and to provide access to certain NOVASTAN(R) clinical data to Mitsubishi in certain circumstances. See (note 10)

(10) COMMERCIALIZATION AGREEMENT

     In connection with TBC's development and commercialization of NOVASTAN(R), in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with SmithKline Beecham plc (the "SmithKline Agreement") whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. SmithKline paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and will pay up to $15 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the heparin-induced thrombocytopenia ("HIT") and HIT with thrombosis syndrome ("HITTS") and AMI indications. SmithKline has also agreed to provide 60% of the funding for clinical trials for the HIT/HITTS and

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     AMI indications. The parties have also formed a joint development committee to analyze the development of additional NOVASTAN(R) indications to be funded 60% by SmithKline except for certain Phase IV trials which shall be funded entirely by SmithKline. Pursuant to the Mitsubishi Agreement, TBC and SmithKline must make a determination as to their desire to pursue the stroke indication within one year after the initial meeting regarding development of this indication. SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to copromote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which SmithKline determines it does not wish to pursue, subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the SmithKline Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

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

     In connection with the execution of the SmithKline Agreement, SmithKline purchased 176,992 shares of TBC's Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in connection with the public offering which closed on October 1, 1997. TBC granted limited piggyback registration rights regarding the 176,992 shares which expire when the shares may be sold pursuant to Rule 144(k) under the Securities Act. See (note 2)

(11) REGULATORY FILING

     During August 1997, the Company filed an NDA with the FDA for its' lead product candidate, NOVASTAN(R) (argatroban) for use as an anticoagulant in patients with HIT. During September 1997, the FDA granted priority review status to the new drug application for NOVASTAN(R) (argatroban). During October, 1997, the Company was notified by the FDA that the filed NDA for NOVASTAN(R) was accepted. The FDA extended the priority review period by 90 days during January 1998.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) 401(k) PLAN

     The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $9,500 per employee in 1997. At the present time, no matching contributions have been authorized by the Board of Directors. Costs associated with administering the plan totaled approximately $10,000 in 1997. During 1995, the existing 401(k) plan of ImmunoPharmaceutics, Inc. was merged into the Texas Biotechnology Corporation plan.

(13) COMMITMENTS AND CONTINGENCIES

     a)   Employment Agreements

          Since inception, the Company has entered into employment agreements with certain officers and key employees. The Company has signed agreements with five of its officers to provide certain benefits in the event of a "change of control" as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to eighteen (18) months to three (3) years of annual base salary and annual bonus if any. The base salary portion of the agreements would aggregate approximately $2.0 million at current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of eighteen (18) months to three (3) years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

     (b)  Lease Agreements

          The Company renegotiated its noncancelable lease agreement which began December 1, 1990 for its facilities in Houston, Texas and executed a new lease agreement. The new lease was effective January 1, 1995 and calls for a lease term of six years at an annual rate of $706,663 for 1995 and $712,449 for 1996 through December 2000 subject to adjustments based on certain variable building operating expenses. The Company also amended the lease effective for the period from October 1, 1996 through June 30, 1997 to include additional expansion space for research and development. For the years ended December 31, 1997, 1996, 1995, rent and related building services totaled approximately $956,000, $1,025,000 and $1,218,000, respectively, of which approximately $851,000, $924,000 and $1,076,000, respectively, was charged to research and development expense.

          Total committed lease payments from January 1, 1997 through December 31, 2000 equal $2,849,796. The Company has also committed to pay for seventy-four parking spaces during the lease at the facility established rate charged which currently approximates $45,000 per annum. The lease also includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours. Currently, the amount of these charges is approximately $250,000 per annum, payable in monthly installments. These charges are subject to annual adjustments based on the local consumer price index. Should the Company terminate the use of non-standard services, an additional amount of up to $4,167 per month shall be due in addition to base rent on the remaining lease payments through December 2000. In addition, the lease grants certain credits to rent and utilities which at December 31, 1997 totaled approximately $225,000, and which will be amortized on a straight line basis over the lease term.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The Company leases certain scientific equipment and computer hardware and software. These have been classified as operating leases. The future minimum lease payments for noncancelable equipment leases are $3,776 for the year ended December 31, 1998. For the year ended December 31, 1997, lease expenses totaled $45,661.

     c)   Legal Proceedings

          On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering("IPO"). In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Act"). Plaintiffs have also named David Blech,
          D. Blech & Co. and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

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

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(14) SHORT TERM NOTE RECEIVABLE

     On April 12, 1994, the Company loaned $350,000 to D. Blech and Company, Incorporated in exchange for a non-interest bearing promissory note of even amount. The loan represented advance payment of a success fee pursuant to a consulting agreement with D. Blech and Company, Incorporated payable in connection with the IPI acquisition (See (note 15) As of December 31, 1997, $227,500 of the fee had been earned. The remaining amount of the note will be considered earned as fees upon issuance of the remaining Company stock related to the IPI acquisition upon the satisfaction of the conditions to issuance. Since the conditions were not met, the remaining $122,500 was due. This amount was deemed uncollectible and was charged to expense in the year ended December 31, 1997.

(15) ACQUISITION OF IMMUNOPHARMACEUTICS, INC.

     On July 25, 1994, the Company acquired all of the outstanding Common Stock of IPI in exchange for Common Stock of the Company. TBC issued (i) 1,599,958 shares of Common Stock which was distributed to the existing IPI shareholders, (ii) 999,956 shares of Common Stock, issued in the names of IPI shareholders that was held in escrow pending satisfaction of certain research and development milestones and released from escrow on June 30, 1995, and (iii) contingent stock issue rights to issue an aggregate of 1,400,000 shares of Common Stock, the conversion of which was pending satisfaction of research and development milestones, in exchange for all the issued and outstanding shares of IPI (after conversion of the IPI Series A and Series B preferred stock and all options and warrants). On June 30, 1995, the Company issued 399,961 shares pursuant to the contingent stock issue rights, upon attainment of certain research and development milestones.

     The acquisition of IPI was accounted for under the purchase method of accounting. The aggregate purchase price (consisting of the fair value of non-contingent TBC shares issued, transaction expenses and liabilities assumed) was allocated to the tangible and intangible assets acquired based on their estimated fair value as of the date of the acquisition. The Common Stock issued on July 25, 1994 was valued at $3.63 per share which was derived by discounting the value of the TBC shares without the attached warrant on July 25, 1994. The Common Stock issued on June 30, 1995 and the Common Stock released from escrow was valued at $1.41 per share which was derived by discounting the value of the TBC shares on June 30, 1995. During the second quarter of 1995, the Company charged $1,973,883 to in-process research and development expense which represented the value of the 1,399,917 shares of TBC Common Stock (including 999,956 shares released from escrow and 399,961 shares issued pursuant to the contingent stock issue rights) given as consideration for acquired technology. The value of the remaining shares issuable upon conversion of the contingent stock issue rights will be determined when the research and development milestones are met by IPI, if ever, and additional in-process research and development expense will be recorded at such time. As of December 31, 1997, the Company had determined that the contractual requirements for issuance of additional shares pursuant to the contingent stock issue rights had not been met. The Company has received notification from the committee representing former IPI shareholders that it does not agree with this determination. Any further discussion would be by arbitration pursuant to the Acquisition Agreement. The Company consolidated the IPI operation into TBC's in the first half of 1996. The Company believes that

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     $643,750 of goodwill was impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has charged it to expense in the year ended December 31, 1995. The restructuring costs associated with the consolidation of the IPI operation were approximately $421,000 and were expensed in 1996. These costs included waste disposal, future lease commitments, severance pay and related taxes.

                                INDEX TO EXHIBITS


   Exhibit No            Description of Exhibit
   ----------            ----------------------
   2.1   (7)*     Plan and Agreement of Merger, dated June 17, 1994, among the Company, TBC Acquisition Company
                  No. 1 and certain major shareholders of ImmunoPharmaceutics, Inc.

   3.1   (1)      Certificate of Incorporation, as amended

   3.2   (1)      By-laws, as amended

   3.3   (1)      Amendment to Article IV of By-laws

   3.4   (9)      Amendment to the Certificate of Incorporation dated November 30, 1993

   3.5   (9)      Amendment to the Certificate of Incorporation dated May 20, 1994

   3.6   (15)     Certificate of Amendment of Certificate of Incorporation

   3.7   (16)     Amended and Restated By-laws of Texas Biotechnology Corporation

   4.1   (1)      Article II of the By-laws

   4.4   (1)      Agreement with Dr. James T. Willerson dated March 6, 1990

   4.5   (1)      Agreement with Dr. Richard Dixon dated February 23, 1990

   4.6   (6)      Form of Warrant Agreement (with Form of Warrant)

   4.7   (6)      Form of Underwriter's Unit Purchase Options

   4.8   (17)     Certificate of Designations of 5% Cumulative Convertible Preferred Stock for Texas Biotechnology
                  Corporation

   10.3  (1)      Employment Agreement with Dr. Richard A.F. Dixon dated July 15, 1990

   10.4  (1)      Consulting Agreement with Dr. James T. Willerson dated January 1, 1990

   10.6  (1)      Consulting Agreement with Mr. John M. Pietruski dated January 1, 1992

   10.11 (2)      Employment Agreement with David B. McWilliams dated July 15, 1992

   10.12 (3)      Consulting Agreement with Hennessey & Associates, Ltd.

   10.17 (4)(5)*  Sublicense and License Agreement dated May 27, 1993 between Company and Genentech, Inc., together with exhibits

   10.18 (4)*     Stock Agreement dated May 27, 1993 between the Company and Genentech, Inc.

   10.27 (8)*     License and Research and Development Agreement between the Company and Synthelabo S.A. dated
                  October 11, 1994 (the "License Agreement"), Schedule 1 - Patent Applications, Schedule 1.27 -
                  Territories, and Schedule 3.2(c) - Work Plan for the Company's Restenosis Program
                  -     Schedule 1 - Patent Applications.
                  -     Schedule 1.27 - Territories.
                  -     Schedule 3.2(c) - Work Plan for the Company's Restenosis Program.

   10.31 (10)     Lease Agreement dated, February 24, 1995 between Texas Biotechnology Corporation and Doctors
                  Center, Inc.

   10.33 (10)     Amended and Restated 1990 Incentive Stock Option Plan

   10.34 (10)     Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995)

   10.36 (10)     Employment Agreement, dated February 7, 1995 between Richard P. Schwarz Jr., Ph.D. and Texas
                  Biotechnology Corporation

   10.38 (11)     Clinical Trial Research Agreement dated February 10, 1995 between Texas Biotechnology Corporation and Coromed, Inc.

   10.39 (12)     Amended and Restated Stock Option Plan for Non-Employee Directors

   10.40 (12)     1995 Stock Option Plan



   10.42 (13)     Clinical Trial Research Agreement dated April 1, 1995 between Texas Biotechnology Corporation and Coromed, Inc.

   10.43 (13)     Clinical Trial Research Agreement dated June 1, 1995 between Texas Biotechnology Corporation and Coromed, Inc.

   10.46 (13)     Employee Agreement with Stephen L. Mueller and Texas Biotechnology Corporation dated July 1, 1995.

   10.47 (13)     Employee Agreement with David B. McWilliams and Texas Biotechnology Corporation dated July 1, 1995.

   10.48 (13)     Employee Agreement with Richard A. F. Dixon, Ph.D. and Texas Biotechnology Corporation dated
                  July 1, 1995.

   10.49 (13)     Employee Agreement with Richard P. Schwarz, Jr., Ph. D. and Texas Biotechnology Corporation dated
                  July 1, 1995.

   10.50 (13)     Employee Agreement with Joseph M. Welch and Texas Biotechnology Corporation dated July 1, 1995.

   10.51 (14)*    Letter Agreement regarding Argatroban Studies Information dated December 14, 1995, between the
                  Company and Synthelabo Recherche

   10.52 (14)     Amendment B to Clinical Trial Research Agreement dated February 10, 1995 between Texas
                  Biotechnology Corporation and Coromed Inc.

   10.53 (15)     Letter of Understanding between Texas Biotechnology Corporation and Mitsubishi Chemical
                  Corporation dated July 10, 1996

   10.54 (15)     Form of Indemnification Agreement between Texas Biotechnology Corporation and its officers and directors dated May 3, 1996

   10.55 (15)     Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of
                  Directors on June 30, 1996)

   10.56 (16)*    Strategic Alliance Agreement between Texas Biotechnology Corporation and LG Chemical, Ltd. dated
                  October 10, 1996

   10.57 (16)     Common Stock Purchase Agreement between Texas Biotechnology Corporation and LG Chemical, Ltd.
                  dated October 10, 1996

   10.58 (18)     Third Amendment dated January 1, 1997 to Consulting Agreement  with John M. Pietruski dated January 1, 1992.

   10.59 (18)     Amendment to License and Research and Development Agreement between the Company and Synthelabo S.A.

   10.60 (17)     Preferred Stock Investment Agreement dated March 13, 1997 between Texas Biotechnology Corporation and certain investors

   10.61 (17)     Registration Rights Agreement dated March 13, 1997 between Texas Biotechnology Corporation and certain investors




   10.62 (19)     Amendment to the 1995 Stock Option Plan of Texas Biotechnology Corporation dated March 4, 1997

   10.63 (19)     Amendment to the 1995 Non-Employee Director Stock Option Plan of Texas Biotechnology Corporation
                  dated March 4, 1997

   99.1  (20)     Agreement between Mitsubishi Chemical Corporation, Texas Biotechnology Corporation and SmithKline
                  Beecham plc dated August 5, 1997

   99.2  (20)     Product Development License and Co-Promotion Agreement between Texas Biotechnology Corporation and
                  SmithKline Beecham plc dated August 5, 1997

   99.3  (20)     Common Stock Purchase Agreement between Texas Biotechnology Corporation and SmithKline Beecham
                  plc dated August 5, 1997

   23.1           Independent Auditors' Consent

   27.1           Financial Data Schedule


------------

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

(6) Filed as an exhibit to the Company's Form S-1 registration statement (File No. 0-20117) effective December 15, 1993 (as amended) and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Form 8-K (File No. 0-20117) filed with the Securities and Exchange Commission (the "Commission") on October 5, 1994 (as amended) and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Form 8-K/A (File No. 0-20117) filed with the Commission on March 13, 1995 (as amended) and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) filed with the Commission on November 14, 1994.

(10) Filed as an exhibit to the Company's Form 10-K (File No. 0-20117) for the year ended December 31, 1994 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended March 31, 1995 and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended June 30, 1995 and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended September 30, 1995 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended March 31, 1996 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended June 30, 1996 and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended September 30, 1996 and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Commission on April 2, 1997 and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Form 10-K (File No. 1-12574) for the year ended December 31, 1996 with the Commission on March 11, 1997 and incorporated herein by reference.

(19) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the quarter ended June 30, 1997 with the Commission on August 14, 1997 and incorporated herein by reference.

(20) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) filed with the Commission on August 25, 1997 and incorporated herein by reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON THE 6TH DAY OF MARCH, 1998.

                                          TEXAS BIOTECHNOLOGY CORPORATION

                                      By:     /s/ Stephen L. Mueller
                                         ---------------------------------------
                                                  Stephen L. Mueller
                                             Vice President, Finance and
                                         Administration, Secretary and Treasurer


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 6TH DAY OF MARCH, 1998.


                      SIGNATURE                                             TITLE
                      ---------                                             -----
                /s/ John M. Pietruski                             Chairman of the Board of Directors
--------------------------------------------------------
                    John M. Pietruski


                /s/ David B. McWilliams                           Director, President and Chief Executive Officer
--------------------------------------------------------          (Principal Executive Officer)
                    David B. McWilliams


                /s/ Richard A.F. Dixon                            Director and Vice President of Research
--------------------------------------------------------
                    Richard A.F. Dixon, Ph.D.


                /s/ Stephen L. Mueller                            Vice President, Finance and Administration,
--------------------------------------------------------          Secretary and Treasurer
                    Stephen L. Mueller                            (Principal Financial and Accounting Officer)


                /s/ Ron J. Anderson                               Director
--------------------------------------------------------
                    Ron J. Anderson, M.D.


                /s/ Frank C. Carlucci                             Director
--------------------------------------------------------
                    Frank C. Carlucci


                /s/ Rita R. Colwell                               Director
--------------------------------------------------------
                    Rita R. Colwell, Ph.D., D.Sc. (Hon)


                /s/ Robert J. Cruikshank                          Director
--------------------------------------------------------
                    Robert J. Cruikshank


                /s/ James A. Thomson                             Director
--------------------------------------------------------
                    James A. Thomson, Ph.D.


                /s/ James T. Willerson                            Director
--------------------------------------------------------
                    James T. Willerson, M.D.
