Form 10-K/A
period 1997-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1998-04-22
CIK 887023

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:


              NAME                                  AGE             POSITION
              ----                                  ---             --------
John M. Pietruski (1)(2).........................   65    Chairman of the Board of Directors
David B. McWilliams (1)..........................   55    President, Chief Executive Officer and Director
Richard A. F. Dixon, Ph.D. (1)...................   44    Vice President of Research and Director
Stephen L. Mueller...............................   50    Vice  President,  Finance and  Administration,  Secretary
                                                          and Treasurer
Richard P. Schwarz, Jr., Ph.D. (4)...............   47    Vice President of Clinical and Regulatory Affairs
Joseph M. Welch..................................   57    Vice President of Business Development
James T. Willerson, M.D. (1)(2)..................   58    Chairman of the Scientific Advisory Board and Director
Ron J. Anderson, M.D. ...........................   51    Director
Frank C. Carlucci (3)............................   67    Director
Rita R. Colwell, Ph.D., D.Sc. (3)................   63    Director
Robert J. Cruikshank (3).........................   67    Director
James A. Thomson, Ph.D. (2)......................   53    Director


(1) Member, Executive Committee of the Board of Directors
(2) Member, Compensation and Personnel Committee of the Board of Directors
(3) Member, Audit Committee of the Board of Directors
(4) Dr. Schwarz resigned his position effective April 30, 1998

     John M. Pietruski has been chairman of the board of directors of the Company since May 1990. Mr. Pietruski has served as president of Dansara Company, a private investment consulting firm, since 1988. He served as chairman of the board of directors and chief executive officer of Sterling Drug Inc., a pharmaceutical company, from 1985 to 1988 and as president and chief operating officer from 1983 to 1985. Mr. Pietruski currently serves as a director of GPU, Inc., Hershey Foods Corporation, Lincoln National Corporation and McKesson Corporation. Mr. Pietruski received a B.S. degree with honors in business administration from Rutgers University, where he graduated Phi Beta Kappa.

     David B. McWilliams has served as president and chief executive officer of the Company and as a member of the board of directors since July 1992. Mr. McWilliams served as president, chief executive officer and a director of Zonagen, Inc., a pharmaceutical research company involved in reproductive health, from June 1989 to July 1992 and as president and chief executive officer of Kallestad Diagnostics, a medical diagnostics manufacturing company, from 1984 to 1988. He served as president of E.M. Industries, Harleco Diagnostics Division from 1980 to 1984. Mr. McWilliams has held various executive and senior management positions with Abbott Laboratories, McKinsey & Company and Amoco Chemicals Corporation and currently serves as a director of Structural Bioinformatics, Inc. and Zonagen, Inc. Mr. McWilliams received a B.S. from Washington and Jefferson College in chemistry, graduating magna cum laude and Phi Beta Kappa, and received an M.B.A. from the University of Chicago.

     Richard A.F. Dixon, Ph.D. has been a director of the Company since July 1990. Dr. Dixon served as a scientific director and director of molecular biology of the Company from July 1990 to December 1992, at which time he was appointed vice president of research. From 1988 to July 1990, Dr. Dixon was director and head of molecular biology at Merck Sharp & Dohme Research Laboratories, a division of Merck & Co. In addition, Dr. Dixon serves as a professor of the department of internal medicine at The University of Texas Medical School at Houston. Dr. Dixon is the author or co-author of more than 80 scientific papers and has invented twelve patented therapeutic technologies. He received a

B.S. degree from Texas A & M University, graduating cum laude, and received a Ph.D. in virology from the Baylor College of Medicine.

     Stephen L. Mueller has served as vice president, finance and administration since March 1998, as vice president of administration since March 1995, as secretary since May 1994 and as treasurer since December 1991. From September 1991 to March 1995, Mr. Mueller served as the Company's director of finance and administration. Prior to joining the Company, Mr. Mueller was a financial consultant for wholesale distribution and oil and gas companies. Mr. Mueller was vice president and controller of Bado Equipment Co., Inc. in Houston, Texas from 1976 to 1990. He was associated with Deloitte & Touche, Certified Public Accountants in Houston, Texas from 1973 to 1976. Mr. Mueller received a B.B.A. from The University of Texas at Austin in accounting and is a Certified Public Accountant in the State of Texas.

     Richard P. Schwarz Jr., Ph.D. joined the Company in February 1995 as vice president of clinical and regulatory affairs. From 1993 to December 1994, Dr. Schwarz was executive director of clinical development for Immunomedics, Inc. From 1991 to 1993, he served as senior director of Clinical Development, Astra Pharmaceuticals USA. From 1982 to 1990, Dr. Schwarz held positions of increasing responsibility in the Sterling Research Group of Sterling Drug, Inc. From 1977 to 1982, Dr. Schwarz was on the staff of the National Heart, Lung and Blood Institute of the National Institutes of Health, where he was deputy director of the cardiac diseases program. Dr. Schwarz is the author, co-author, or editor of more than 30 publications and two books, dealing primarily with cardiovascular clinical research and clinical trials methodology. He received a B.S. degree in physics from the State University of New York at Albany and a Ph.D. in physiology and biophysics from Rensselaer Polytechnic Institute. Dr. Schwarz resigned his position effective April 30, 1998.

     Joseph M. Welch joined the Company as vice president of business development in September 1993, after serving as a consultant to the Company from April to August 1993. Prior to joining the Company, Mr. Welch spent 26 years with the Pharmaceutical Division of DuPont and the DuPont Merck Pharmaceutical Company. From January 1991 to February 1993, Mr. Welch was associate director of licensing for DuPont Merck Pharmaceutical Company. Prior to that, Mr. Welch spent seven years in business development. In these positions, he participated in the evaluation and negotiation of a number of major projects, including the DuPont/Merck joint venture. Mr. Welch has a M.B.A. from the University of Denver.

     James T. Willerson, M.D. has served as chairman of the Company's scientific advisory board since January 1990 and has been a director of the Company since May 1990. Dr. Willerson has served as a professor and chairman of the Department of Internal Medicine at The University of Texas Medical School at Houston since 1989. He was chief of cardiology of Parkland Memorial Hospital in Dallas, Texas from 1975 to 1989, director and principal investigator of The University of Texas Southwestern Medical School Ischemic Heart Disease, Specialized Center of Research, in Dallas from 1975 to 1989, director of the cardiology division at The University of Texas Southwestern Medical School from 1977 to 1989, and professor of medicine and professor of radiology from 1979 to 1989. He also served as co-director of the Bugher Molecular Biology and Cardiology Research Center at The University of Texas Health Science Center in Dallas from 1986 to 1989. Dr. Willerson has published more than 600 manuscripts and has been editor or co-editor of eight textbooks. In 1961, Dr. Willerson received a B.A. from The University of Texas at Austin, graduating Phi Beta Kappa. In 1965, he received an M.D. from the Baylor College of Medicine, graduating as a member of Alpha Omega Alpha. Dr. Willerson's medical and cardiology training was undertaken at the Massachusetts General Hospital, Boston, Massachusetts.

     Ron J. Anderson, M.D. has served as a director of the Company since December 1997. He has been president and chief executive officer of Parkland Health & Hospital System since 1982. Parkland is the general public hospital for Dallas County, Texas and the primary teaching hospital for The University of Texas Southwestern Medical Center at Dallas. He previously served as Parkland's medical director for Ambulatory Care and Emergency Services. He served concurrently as head of the Division of Ambulatory Care, which became the Division of General Internal Medicine under his guidance in the Department of Internal Medicine at Southwestern. Dr. Anderson has remained on the faculty of the Medical School as Professor of Internal Medicine. Dr. Anderson is also a director of Stemmons Corridor Business Association, Parkland Foundation, Dallas Medical Resource, American Indian Center, and Texans Care for Children. He has authored and co-authored more than 200 articles on medicine, ethics, and health policy. Dr. Anderson received his medical degree from the University of Oklahoma and his pharmacy degree from Southwestern Oklahoma State University where he was selected as a Distinguished Alumni in 1987.

     Frank C. Carlucci has served as a director of the Company since May 1990. He has been principally employed as chairman of The Carlyle Group, a private merchant bank, since 1989. Mr. Carlucci served as Secretary of Defense of the U.S. from January 1988 through January 1989. Prior to his appointment as Secretary of Defense, Mr. Carlucci was chairman and chief executive officer of Sears World Trade Inc. from 1986 to 1987, after having served as president and chief operating officer from 1983 to 1984. Mr. Carlucci is also a director of Ashland Inc., Neurogen Corporation, IRI International, Quaker Oats Co., Kaman Corporation, Northern Telecom, Ltd., SunResorts, Ltd., CBS Corporation (will resign May 6, 1998) and Pharmacia & Upjohn, Inc. Mr. Carlucci is a graduate of Princeton University and attended the Harvard Graduate School of Business Administration.

     Rita R. Colwell, Ph.D., D.Sc. (Hon) has served as a director of the Company since May 1997. She has been president of the University of Maryland Biotechnology Institute since 1991. She also serves as a director of Life Technologies, Inc., Biospherics, Inc. and Dynamac, Inc. From 1987 until 1991 she served as a founding director of the Maryland Biotechnology Institute and was a founding director of the Center for Marine Biotechnology at the University of Maryland. Dr. Colwell held various faculty and director appointments prior to 1987 including vice president for academic affairs, University of Maryland, 1983-1987. Dr. Colwell has served as president of the American Society for Microbiology, the International Union of Microbiological Societies, Sigma Xi, and the American Association for the Advancement of Science (the largest scientific society in the world). Dr. Colwell has served, or is a member of, advisory boards and/or committees for the National Science Foundation, the National Institutes of Health, U.S. Environmental Protection Agency and the Food and Drug Administration. Dr. Colwell graduated from Purdue University, received a M.S. in Genetics from Purdue and a Ph.D. from the University of Washington.

     Robert J. Cruikshank has served as a director of the Company since May 1993. Mr. Cruikshank was a senior partner at Deloitte & Touche LLP from 1989 until retiring in March 1993. Mr. Cruikshank was a partner, office managing partner and member of the board of directors of the predecessor firms to Deloitte & Touche LLP in Houston from 1968 until 1989. He is a trustee of the Ray C. Fish Foundation and Hermann Hospital. He also serves as a director of Houston Industries Incorporated, American Residential Services, Inc., MAXXAM Incorporated, Compass Bank of Houston, Kaiser Aluminum Corporation, Texas Medical Center, the National Jewish Center for Immunology and Respiratory Medicine, and Weingarten Realty Investors. Mr. Cruikshank received a B.A. in economics and accounting from Rice University and completed the Advanced Management Program at Harvard University.

     James A. Thomson, Ph.D. has served as a director of the Company since May 1994. He has been president and chief executive officer of the RAND Corporation since 1989 and has served the institution in a variety of roles beginning in 1981. The RAND Corporation is a non-profit institution that seeks to improve public policy through research analysis in such areas as national defense, education and health. He also serves as a director of AK Steel Holding Co. From 1977 until 1981, he served on the National Security Council, at the White House. From 1974 until 1977, Dr. Thomson served as an operations research analyst in the Office of the Secretary of Defense, the Pentagon. Dr. Thomson is the author of numerous scholarly articles and reports on defense and scientific subjects. Dr. Thomson graduated from the University of New Hampshire in 1967 and received an M.S. and Ph.D. in Physics from Purdue University.

     At the annual meeting of stockholders, nine directors are to be elected. Each director is to hold office until the next annual meeting of stockholders or until his successor is elected and qualified.

     EXECUTIVE COMMITTEE. The Executive Committee meets in place of the full Board during the intervals between meetings of the Board of Directors. The Executive Committee may act on behalf of the Board on all matters permitted by the laws of the State of Delaware except as limited by the Company's Certificate of Incorporation and the Bylaws. All actions taken by the Executive Committee must be reported at the Board's next meeting.

     AUDIT COMMITTEE. The Audit Committee assists the Board in fulfilling its responsibilities to stockholders and other matters relating to the corporate accounting and reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Audit Committee recommends the selection of independent accountants, reviews the independent accountants' and internal auditors' assessments of the adequacy of the Company's internal control systems, reviews the scope and results of the internal and external audit process.

     The Audit Committee supports the independence of the Company's independent and internal auditors and the objectivity of the Company's financial statements; reviews the Company's principal policies for accounting, internal control and financial reporting; recommends to the Board the engagement or discharge of the independent auditors; reviews with the independent auditors the plan, scope and timing of their audit; reviews the auditors' fees and, after completion of the audit, reviews with management and the independent auditors, the auditors' report.

     The Audit Committee is charged with satisfying the Board that the activities of the Company's independent auditors and the internal control procedures are reasonably designed to assure sound accounting procedures, adequate reserves, the safekeeping of the Company's assets and properties and the proper control of income and expenditures. The Audit Committee also reviews the Company's Annual Report to Stockholders before its release, oversees the Company's policies on business integrity and ethics, conflict of interest and sensitive payments programs and receives reports from the internal audit department, which reports directly to it as well as to management. The Audit Committee also performs a number of other review functions related to auditing the financial statements and internal controls.

     COMPENSATION AND PERSONNEL COMMITTEE. The Compensation and Personnel Committee reviews and determines the salaries for senior executive officers, and the key officers and employees who participate in various incentive compensation plans. The Compensation and Personnel Committee approves the grant of stock options, including the number of shares subject to and the exercise price of, each stock option granted, in accordance with the Company's various stock option plans. The

Compensation and Personnel Committee is also responsible for reviewing significant personnel compensation policies and benefit programs and major changes thereto.

     The Compensation and Personnel Committee reviews and recommends to the Board the direct and indirect compensation and employee benefits of the elected officers of the Company, administers any incentive plans and bonus plans, and reviews the Company's policies relating to the compensation of senior management and, generally, other employees. In addition, the Compensation and Personnel Committee reviews management's long-range planning for executive development and succession, establishes and periodically reviews policies on management perquisites, and performs certain other review functions relating to management compensation and employee relations policies. The Compensation and Personnel Committee also monitors the Company's non-discrimination polices and practices.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the equity securities of the Company to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Except for Dr. Ron Anderson, who filed an initial Form 3 late, and Dr. Rita Colwell, who filed a Form 4 late, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, its officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer and each of the other four most highly-paid executive officers of the Company (collectively, the "Named Executive Officers") determined at the end of the last fiscal year:

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                  ANNUAL COMPENSATION                        ------------
NAME AND                                     ------------------------------   OTHER ANNUAL    NUMBER OF      ALL OTHER
PRINCIPAL POSITION                    YEAR      SALARY             BONUS      COMPENSATION   OPTIONS (1)    COMPENSATION
---------------------------------     ----   ------------      ------------   ------------   ------------   ------------
David B. McWilliams ...............   1997   $    236,623                --             --        120,000             --
  President and Chief                 1996   $    225,737                --             --         75,000             --
   Executive Officer                  1995   $    214,988                --             --        112,500             --

Richard A.F. Dixon, Ph.D ..........   1997   $    210,517                --             --         86,400             --
  Vice President of Research          1996   $    202,592                --             --         73,000             --
                                      1995   $    192,938                --             --         90,000             --

Stephen L. Mueller ................   1997   $    113,750                --             --         33,600             --
  Vice President, Finance and         1996   $    108,500                --             --         53,000             --
    Administration,                   1995   $    103,900                --             --         33,250             --
    Secretary and Treasurer

Richard P. Schwarz Jr., Ph.D (2)...   1997   $    185,200                --             --         51,600             --
  Vice President, Clinical            1996   $    178,200                --   $ 39,558 (4)         51,000             --
    and Regulatory Affairs            1995   $    154,823(3)             --   $ 37,156 (4)         50,000             --

Joseph M. Welch ...................   1997   $    145,567                --             --         34,800             --
  Vice President, Business            1996   $    134,400                --             --         22,000             --
    Development                       1995   $    134,400                --   $ 18,066 (4)         36,000             --


(1) See "Option Grants in Last Fiscal Year" for certain information with respect to options granted during the fiscal year ended December 31, 1997.
(2)  Dr. Schwarz resigned his position effective April 30, 1998.
(3) Dr. Schwarz joined the Company on February 28, 1995 and was compensated at an annual rate of $172,500.
(4)  Represents relocation expenses paid and gross up of taxable portion.

     Option Grants in Last Fiscal Year. The following table provides information concerning stock options granted to the Named Executive Officers during the year ended December 31, 1997:

                                                                   INDIVIDUAL GRANTS
                                                       % OF TOTAL                           POTENTIAL REALIZABLE VALUE AT
                                         NUMBER OF      OPTIONS                                ASSUMED ANNUAL RATES OF
                                         SECURITIES    GRANTED TO                           STOCK PRICE APPRECIATION FOR
                                         UNDERLYING   EMPLOYEES IN  EXERCISE   EXPIRATION          OPTION TERM(1)
             NAME                     OPTIONS GRANTED  FISCAL YEAR    PRICE      DATE            5%              10%
------------------------------        --------------- ------------  --------  - ---------     ---------     -----------
David B. McWilliams.................    120,000 (2)      8.1%        $5.875     3/4/2007      $ 443,371     $1,123,588
Richard A.F. Dixon, Ph.D............     86,400 (2)      5.8%        $5.875     3/4/2007      $ 319,227     $  808,984
Stephen L. Mueller..................     33,600 (2)      2.3%        $5.875     3/4/2007      $ 124,144     $  314,605
Richard P. Schwarz, Jr., Ph.D.......     51,600 (2)      3.5%        $5.875     3/4/2007      $ 190,649     $  483,143
Joseph M. Welch.....................     34,800 (2)      2.4%        $5.875     3/4/2007      $ 128,578     $  325,841


     (1) Based on actual option term (ten years) and annual compounding at rates shown. Because the exercise prices of options granted equaled the fair market value of the Common Stock on the date of grant, the potential realizable value at 0% is nil.
     (2) These are incentive stock options, to the extent allowed by tax law, granted under the 1995 Plan, and vest and become exercisable in approximately equal annual installments over a three-year period beginning March 4, 1997.
                                       6

     Aggregated Option Exercises In Last Fiscal Year and Year-End Option Values. The following table provides information concerning the number of unexercised options and the value of in-the-money options held by the Named Executive Officers as of December 31, 1997:

                                          SHARES                         NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                       ACQUIRED ON       VALUE             OPTIONS AT FY-END             IN-THE-MONEY OPTIONS (1)
NAME                                   EXERCISE (#)   REALIZED ($)   EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                   ------------   ------------   -----------     -------------    -----------    -------------
David B. McWilliams...................     ---            ---           462,077       207,500         $ 1,437,075     $  311,031
Richard A.F. Dixon, Ph.D..............     ---            ---           270,722       165,066         $   912,277     $  256,732
Stephen L. Mueller....................     ---            ---            68,833        80,015         $   207,437     $  126,823
Richard P. Schwarz, Jr., Ph.D. .......     ---            ---            33,667       102,266         $   109,439     $  156,372
Joseph M. Welch ......................     ---            ---            68,166        61,466         $   207,602     $   94,067

---------------

(1) Value of in-the-money options calculated based on the closing price per share of Common Stock at December 31, 1997 ($6.1875 per share) as reported by the American Stock Exchange.

     Compensation Committee Interlocks and Insider Participation. None

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's compensation program for officers (including the Chief Executive Officer and the Named Executive Officers) is administered by the Compensation and Personnel Committee (the "Committee"), which is composed of three non-employee directors. The Compensation Committee makes decisions regarding the reward of stock options and stock incentives under the Company's stock option plans. Following review and approval by the Committee, all other issues pertaining to officer compensation (other than stock options and stock incentives) are submitted to the full Board of Directors for approval. The objective of the Company's compensation program is to provide a total compensation package that will enable the Company to attract, motivate and retain outstanding individuals and align their success with that of the Company's stockholders.

     Base salaries for new management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies within the biotechnology industry. In 1992, the Committee recommended and the Board of Directors approved, the terms of the employment contract of David McWilliams, the Company's President and Chief Executive Officer, because it felt that the terms thereof were necessary in order to attract a candidate of Mr. McWilliams' experience and reputation in the biopharmaceutical industry, which in turn was deemed necessary in order to enable the Company to move towards its long-range goal of developing and marketing commercially viable biopharmaceutical products. In furtherance of these goals, the Company has also entered into employment contracts with its key management personnel. See "Employment Agreements." The employment agreements with key personnel establish annual base salary amounts that the Board of Directors, on recommendation of the Committee, may increase from time to time. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive, and any increased responsibilities assumed by the executive. Based on a number of significant milestones during 1997, which include (i) the filing of the Company's New Drug Application ("NDA") for NOVASTAN(R), (ii) the signing of the SmithKline Beecham agreement, (iii) the progress of the other research and development programs and (iv) the successful results of equity financings, the Committee recommended and the Board approved an increase in Mr. McWilliams' compensation by 6% effective March 1, 1998. No cash bonuses were paid during the year.

     The Revenue Reconciliation Act of 1993 restricts the ability of a publicly held corporation to deduct compensation in excess of $1,000,000 paid to its chief executive officer and the four most highly compensated officers. The Committee intends to maintain executive compensation packages below this threshold, and based on its current compensation structure, the Company does not anticipate that any of its officers will reach the $1,000,000 threshold in the near future.

     The principal methods for long-term incentive compensation are the Company's stock option plans. Compensation under these plans principally takes the form of incentive and non-qualified stock options with an exercise price of market price at time of grant. In this manner, key individuals are rewarded commensurate with increases in stockholder value. Moreover, the Company's stock option plans provide a non-cash form of compensation, which is intended to benefit the Company by enabling it to continue to attract and to retain qualified personnel.

     The Committee is authorized to make incentive equity awards ("Incentive Awards") under the stock option plans mentioned above to key employees, including officers of the Company. In determining Incentive Awards for management, the Committee considers management's ability to implement the Company's research and clinical development programs, successful completion of corporate partnering agreements, financing activities, and control of expenses. The Committee utilizes Incentive Awards as a key element to provide incentives for employees and officers consistent with the goal of increasing stockholder value.

     Based on these criteria, during the fiscal year ended December 31, 1997, the Company granted to the Chief Executive Officer and Named Executive Officers options covering an aggregate of 326,400 shares of Common Stock at an exercise price of $5.875 per share. At December 31, 1997, the Chief Executive Officer and Named Executive Officers held options covering an aggregate of 1,519,778 shares of Common Stock. Of those, options covering an aggregate of 903,465 shares were vested and exercisable. See "Executive Compensation, Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values."

                           John M. Pietruski, Chairman
                                James A. Thomson
                               James T. Willerson

     Performance Graph. Although the Company's Common Stock was registered under
Section 12 of the Exchange Act on June 26, 1992, the following Performance Graph has been prepared with a starting date of January 1, 1993. On January 1, 1993, the outstanding Common Stock consisted of stock purchased by founders of the Company and Common Stock sold pursuant to a private placement completed in October 1991. The Company completed an initial public offering of a unit security in December 1993 (the "IPO"), and the Company listed the unit offered on the American Stock Exchange ("AMEX"). Each unit consisted of one share of Common Stock and one redeemable Common Stock purchase warrant. Because the units were comprised of Common Stock and warrants, each warrant, as a component of the unit, affects the value of the unit selling price in the public market; however, the value of the Common Stock and warrant could not be determined with any certainty because they did not trade separately. The unit was separated on November 7, 1994 into its components of one share of Common Stock and one redeemable Common Stock purchase warrant and concurrently, the unit security ceased trading separately on November 7, 1994.

     The Peer Group selected consists of COR Therapeutics, Inc., Gensia, Inc., Corvas International, Inc., and Vertex Pharmaceuticals Incorporated. The Company believes that this Peer Group is comparable to the Company in that it includes companies from the same industry sector at approximately the same stage of development. The Performance Graph compares the Company to the American Stock Exchange Index and the Peer Group listed above.

     For purposes of preparing the Performance Graph, the Company used the unit selling price on the AMEX as of December 31, 1993 ($6.75), recognizing that the amount shown may be overstated by the value of the warrants included in the unit price. The selling price of the Company's Common Stock on the AMEX as of December 31, 1994 was used for that period since the unit no longer traded separately.


                                    [CHART]


                                              FISCAL YEAR ENDING
                                   1993     1994     1995     1996     1997
                                  ------   ------   ------   ------   ------
COMPANY
-------
Texas Biotechnology Corporation   192.86    41.14    58.86   125.00   176.86
Peer Group                        107.92    42.79    58.82    74.70    82.15
Broad Market                      118.81   104.95   135.28   142.74   171.76

DIRECTOR COMPENSATION.

     During the year ended December 31, 1997, each non-employee director received a retainer of $2,000 per quarter; fees of $1,000 for each meeting of the Board attended in person and $150 for each meeting conducted by telephone. Directors received a fee of $200 for each committee meeting attended in person and a fee of $100 for each committee meeting conducted by telephone. Dr. Willerson, however, received no retainer or meeting fees. In addition, directors are reimbursed for expenses incurred in attending meetings of the Board and its committees. Directors may elect to receive part or all of the quarterly retainer and fees in Common Stock of the Company pursuant to the Amended and Restated 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan"). Employee directors are eligible to participate in the Company's Stock Option Plans. See "Other Information Executive Compensation". Non-employee directors are entitled to participate in the Company's Stock Option Plans for Non-Employee Directors (the "Director Plans"). The Director Plans entitle each eligible director to receive options to purchase 15,000 shares of Common Stock on their initial election to the Board and options to purchase 7,500 shares of Common Stock on each subsequent election to the Board.

EMPLOYMENT AGREEMENTS

In July 1992, the Company entered into a three-year employment agreement with David B. McWilliams to serve as the Company's President and Chief Executive Officer. Upon the expiration of the initial term, the agreement automatically renews for successive one-year periods unless either party provides notice at least sixty days before scheduled expiration. Under the agreement, Mr. McWilliams is entitled to receive an annual salary of $187,600, an auto allowance of $6,000 and up to $1,400 to purchase term life insurance, for a total salary package of $195,000. In addition, Mr. McWilliams was granted an option to purchase 142,858 shares of Common Stock at $3.50 per share. The option vests over a period of five years in approximately equal annual installments. The Company may terminate Mr. McWilliams' employment for any reason; however, if such termination is not due to disability or for cause (as defined), Mr. McWilliams will be entitled to receive his salary and benefits under the agreement for a period of 12 months following the date of termination. Effective March 1, 1998, the Committee increased Mr. McWilliams' salary package for 1998 to $253,100.

     In July 1990, the Company entered into a five-year employment agreement with Dr. Richard A.F. Dixon to serve as the Company's Scientific Director and Director of Molecular Biology. Upon the expiration of the initial period, the agreement automatically renews for successive one-year periods unless either party provides notice at least sixty days before scheduled expiration. Under the agreement, Dr. Dixon is entitled to receive an annual salary of $175,000 and was granted an option to purchase 14,286 shares of Common Stock at $3.50 per share. Effective March 1, 1998, the Committee increased Dr. Dixon's salary for 1998 to $222,700.

     The Company entered into an employment agreement with Joseph M. Welch in June 1993. Pursuant to the agreement, the Company agreed to compensate Mr. Welch with (i) an annual salary of $125,000 and (ii) an option to purchase 25,000 shares of Common Stock at $3.50 per share. Mr. Welch's annual salary is currently $153,700, effective March 1, 1998. If the Company terminates the agreement with Mr. Welch for any reason other than for "cause" (as defined), he will receive six months salary continuation.

     The Company entered into an employment agreement with Richard P. Schwarz, Jr., Ph.D. on March 6, 1995. Pursuant to the agreement, the Company agreed to compensate Dr. Schwarz with (i) an annual salary of $172,500 and (ii) an option to purchase 50,000 shares of Common Stock at $1.47 per share. Dr. Schwarz's annual salary is currently $186,600. Dr. Schwarz resigned his position effective April 30, 1998. Pursuant to a severance agreement, Dr. Schwarz will receive $93,300, certain employee benefits, and continued vesting of Stock Options over a twelve-month period beginning May 1, 1998.


     In addition, the Company has signed agreements with five of its officers to provide certain benefits in the event of a "change of control" (as defined) and under certain circumstances. The agreements provide for a lump-sum payment in cash ranging from 18 months to three years of annual base salary and annual bonus if any. The base salary portion of the agreements would aggregate approximately $2.0 million at December 31, 1997. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of 18 months to three years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN STOCKHOLDERS

                             PRINCIPAL STOCKHOLDERS

     The following table presents certain information as of March 31, 1998, as to (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each officer named in the Summary Compensation Table and (c) all directors and executive officers as a group:

                                                SHARES BENEFICIALLY OWNED (1)
                                                -----------------------------
                                                               PERCENT OF
  NAME AND ADDRESS OF BENEFICIAL OWNER (2)          NUMBER       CLASS
-----------------------------------------------   ----------   ----------
Larry N. Feinberg (3) .........................    2,979,424          8.8%
   712 Fifth Avenue, 45th Floor
   New York, New York 10019

Bernard B. Levine, M.D ........................    1,941,980          5.8%
  c/o Howard S. Breslow, Esq
  Breslow & Walker
  875 Third Avenue
  New York, New York 10022

David B. McWilliams (4) .......................      564,577          1.6%

Richard A. F. Dixon, Ph.D. (4) ................      439,569          1.3%

Stephen L. Mueller (4) ........................      108,782            *

Richard P. Schwarz Jr., Ph.D. (4) .............      105,200            *

Joseph M. Welch (4) ...........................       99,099            *

All directors and executive officers as a
group (12 persons) (4) ........................    1,668,116          4.8%

----------------------
*Less than 1%

     (1) Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by officers, directors and principal stockholders and reporting forms, if any, filed with the Securities and Exchange Commission on behalf of such persons.

     (2) Unless otherwise indicated, the address of all persons set forth above is 7000 Fannin, Suite 1920, Houston, Texas 77030.

     (3) Mr. Feinberg is the deemed beneficial holder of shares of Common Stock held by various partnerships and by managed accounts over which Oracle Investment Management, Inc. has investment discretion.

     (4)  Includes 49,837 shares, 564,577 shares, 108,782 shares, 99,099 shares,
          29,113 shares and 25,255 shares of Common Stock issuable on exercise of options held by Messrs. Pietruski, McWilliams, Mueller, Welch, Carlucci and Cruikshank, respectively, and 5,000 shares, 5,000 shares, 353,855 shares, 84,533 shares, 19,743 shares and 20,908 shares of Common Stock issuable on exercise of options held by Drs. Anderson, Colwell, Dixon, Schwarz, Thomson and Willerson, respectively. Includes 33,727 shares and 10,000 shares held directly by Messrs. Carlucci and Cruikshank respectively, and 1,000 shares, 85,714 shares, 20,667 shares, 3,250 shares and 85,714 shares held directly by Drs. Colwell, Dixon, Schwarz, Thomson and Willerson, respectively. Also includes 42,857 shares held by the Pietruski Family Partnership, of which Mr. Pietruski is the general partner, 200 shares held by Dr. Thompson's granddaughter and 14,285 shares owned by The James T. Willerson Fund, Inc., a not-for-profit corporation, of which Dr. Willerson is the Chairman of the Board of Directors. Includes 5,000 shares issuable on exercise of redeemable common stock purchase warrants held by Dr. Thomson.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     In January 1992, the Company entered into a two-year consulting agreement with John M. Pietruski, the Company's Chairman of the Board. Under the terms of the agreement, Mr. Pietruski is expected to devote an average of one day per week to his consulting services for the Company, for which he receives an annual fee of $75,000. On January 1, 1997, the agreement was extended for an additional two-year period at the same annual fee.

                                  SIGNATURES


       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON THE 22ND DAY OF APRIL, 1998.


                                TEXAS BIOTECHNOLOGY CORPORATION

                                By:       /S/ STEPHEN L. MUELLER
                                   ------------------------------------------
                                             Stephen L. Mueller
                                   Vice President, Finance and Administration
                                           Secretary and Treasurer