Form 10-Q
period 1998-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1998-05-13
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1998

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

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                               Outstanding at March 31, 1998
             -----                               -----------------------------
Common Stock, $0.005 par value                            33,746,536

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS




                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                    1

           Consolidated Statements of Operations for the three months ended
           March 31, 1998 and 1997                                                                   2

           Consolidated Statements of Cash Flows the three months ended
           March 31, 1998 and 1997                                                                   3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   9


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               13

           ITEM 2:  Changes in Securities                                                           13

           ITEM 3:  Defaults Upon Senior Securities                                                 14

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             14

           ITEM 5:  Other Information                                                               14

           ITEM 6:  Exhibits and Reports on Form 8-K                                                14


SIGNATURES                                                                                          15


INDEX TO EXHIBITS                                                                                   16

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                         MARCH 31,          DECEMBER 31,
                                    ASSETS                                                 1998                 1997
                                    ------                                             -------------        -------------
                                                                                        (Unaudited)
Current assets:
       Cash and cash equivalents                                                       $  14,540,196           14,323,573
       Short term investments                                                             25,944,393           29,383,791
       Other current receivables                                                             796,877            1,175,280
       Prepaids                                                                              856,634              553,585
       Other current assets                                                                   12,900               10,400
                                                                                       -------------        -------------
             Total current assets                                                         42,151,000           45,446,629

Equipment and leasehold improvements, at cost less
       accumulated depreciation and amortization (note 4)                                  3,449,600            3,292,062

Other assets                                                                                  59,591               59,591
                                                                                       -------------        -------------

            Total assets                                                               $  45,660,191           48,798,282
                                                                                       =============        =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                $   1,148,982            1,006,145
       Accrued expenses                                                                    1,462,958            1,625,071
                                                                                       -------------        -------------
            Total current liabilities                                                      2,611,940            2,631,216

Commitments and contingencies (notes 5, 6 and 8)                                                  --                   --

Stockholders' equity (notes 2 and 5):
       Preferred stock, par value $.005 per share. At March 31, 1998, 5,000,000 shares authorized; none outstanding. At December 31, 1997, 5,000,000 shares authorized, 300 shares issued and
            outstanding                                                                           --                    2
       Common stock, par value $.005 per share.  At March 31, 1998,
            75,000,000 shares authorized; 33,746,536 shares issued and outstanding.  At December 31, 1997, 75,000,000 shares
            authorized; 33,585,919 shares issued and outstanding                             168,735              167,929
       Additional paid-in capital                                                        116,389,787          116,085,172
       Accumulated deficit                                                               (73,510,271)         (70,086,037)
                                                                                       -------------        -------------
            Total stockholders' equity                                                    43,048,251           46,167,066
                                                                                       -------------        -------------

            Total liabilities and stockholders' equity                                 $  45,660,191           48,798,282
                                                                                       =============        =============


          See accompanying notes to consolidated financial statements

FORM 10-Q

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                    THREE MONTHS       THREE MONTHS
                                                       ENDED               ENDED
                                                      MARCH 31,           MARCH 31,
                                                        1998               1997
                                                     -----------       -----------
                                                     (unaudited)       (unaudited)
Revenues:
    Research agreements                              $   621,600           797,501
    Other income                                              --             2,499
                                                     -----------       -----------
        Total revenues                                   621,600           800,000
                                                     -----------       -----------

Expenses:
    Research and development                           3,410,384         4,285,054
    General and administrative                         1,214,309         1,084,298
                                                     -----------       -----------
        Total expenses                                 4,624,693         5,369,352
                                                     -----------       -----------

        Operating loss                                 4,003,093         4,569,352
                                                     -----------       -----------

Other income:
    Interest income                                      580,549           157,388
    Other                                                     --             9,618
                                                     -----------       -----------
        Total other income                               580,549           167,006

        Net loss                                       3,422,544         4,402,346
        Preferred dividend requirement                     1,690           396,952

        Net loss applicable to common shares         $ 3,424,234         4,799,298

Net loss per common share, basic and diluted:        $      0.10              0.19
                                                     ===========       ===========

Weighted average common shares used to
    compute net loss per common share, basic
    and diluted:                                      33,653,337        25,516,729
                                                     ===========       ===========


          See accompanying notes to consolidated financial statements

FORM 10-Q

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       1998              1997
                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (3,422,544)         (4,402,346)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                                 200,470             186,365
          Expenses paid with stock (note 2)                                               3,592                  --
          Compensation expense related to stock options (note 2)                             --             153,265
          Loss on disposition of fixed assets                                             7,895                  --
          Decrease in preferred dividend payable not included in net loss                11,913                  --
   Change in operating assets and liabilities, net of effect of acquisition:
    (Increase) decrease in prepaids                                                    (303,049)             76,034
    (Increase) decrease in receivables                                                  378,403                  --
    (Increase) in other current assets                                                   (2,500)           (207,940)
    (Increase) in inventories                                                                --            (167,560)
    (Decrease) in current liabilities                                                   (19,276)           (924,174)
    (Decrease) in deferred revenue                                                           --            (187,500)
                                                                                   ------------        ------------
          Net cash used in operating activities                                      (3,145,096)         (5,473,856)
                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                   (368,903)           (214,921)
   Proceeds from disposition of fixed assets                                              3,000
   Purchase of short term investments                                               (15,840,434)         (5,483,103)
   Maturity of short term investments                                                19,272,605           6,094,650
   Decrease in interest receivable included in short term investments                     7,227                  --
                                                                                   ------------        ------------
         Net cash provided by investing activities                                    3,073,495             396,626
                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and exercises of
    options and warrants, net                                                           288,224             586,092
   Proceeds from sale of preferred stock, net                                                --           5,955,575
                                                                                   ------------        ------------
          Net cash provided by financing activities                                     288,224           6,541,667
                                                                                   ------------        ------------

    Net increase in cash and cash equivalents                                           216,623           1,464,437

Cash and cash equivalents at beginning of period                                     14,323,573           2,127,999
                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                         $ 14,540,196           3,592,436
                                                                                   ============        ============


                 See accompanying notes to financial statements

FORM 10-Q

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997



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

       (c)    Cash, Cash Equivalents and Short Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At March 31, 1998, approximately $13,089,000 was invested in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At March 31, 1998, the Company's short term investments consisted of approximately $2,461,000 in Government Agency Notes and $23,484,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. In connection with the adoption of Financial Accounting Standards Statement 115, the Company classified all short term investments as held to maturity.

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

       (f)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the three month period ended March 31, 1998 and 1997, totaled approximately $1,673,000 and $1,587,000, respectively, of which approximately $1,237,000 and $1,137,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (g)    Net Loss Per Common Share

              Basic net loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common and common equivalent shares outstanding during the period. For the three months ended March 31, 1998 and 1997, the weighted average common shares used to compute basic net loss per common share totaled 33,653,337 and 25,516,729, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of net loss per common share because the effect would have been antidilutive.

       (h)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the March 31, 1998 presentation with no effect on net loss reported.

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

 (2)   STOCK OPTIONS AND WARRANTS

       The Company has in effect three stock option plans allowing for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, and two stock option plans allowing for the issuance of non-qualified options to non-employee members of the Board of Directors of the Company based on a formula of which one is effective. This plan allows for directors to request stock in lieu of cash payment of director fees.

       A summary of stock options as of March 31, 1998, follows:


                             Exercise Price                                       Exercised/                  Available
       Stock Option Plans      Per Share        Authorized       Outstanding         Other     Exercisable    for Grant
       ------------------    --------------     ----------       -----------      ----------   -----------    ---------
       1990 Plan             $1.38 - $5.59        285,715          184,834          66,318       165,020        34,563

       1992 Plan             $1.41 - $5.36      1,700,000        1,248,344         224,827     1,199,525       226,829

       Director Plan         $2.40 - $4.54         71,429           34,242          37,187        34,242           ---

       1995 Plan             $1.31 - $7.19      2,000,000        1,787,175           5,001       577,997       207,824

       1995 Director Plan    $1.38 - $5.69        300,000          136,505          10,909        86,685       152,586
                                                ---------        ---------         -------     ---------       --------
                    TOTALS                      4,357,144        3,391,100         344,242     2,063,469       621,802
                                                =========        =========         =======     =========       ========


 (3)   INCOME TAXES

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

       At March 31, 1998, the net deferred tax asset totaled approximately $25,194,000, and was fully reserved. The Company did not incur any tax expense in any year due to operating losses.


FORM 10-Q                                                                Page 6

(4)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:


                                                   March 31,1998        March 31, 1997
                                                   -------------        --------------
Laboratory and office equipment                     $ 5,014,851           $ 4,665,174
Leasehold improvements                                3,701,772             3,701,772
                                                    -----------           -----------
                                                      8,716,623             8,366,946
Less accumulated depreciation and amortization       (5,267,023)           (5,074,884)
                                                    -----------           -----------
                                                    $ 3,449,600           $ 3,292,062
                                                    ===========           ===========


(5)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of March 31, 1998 as follows:


Stock option plans                                               4,012,902
Common Stock issuable under licensing agreement                     71,429
Publicly Traded Warrants Outstanding                             4,082,500
Other Warrants Outstanding                                         970,018
Underwriters purchase options and related warrants                 710,000
                                                                ----------
     Total shares reserved                                       9,846,849
                                                                ==========


(6)    CLINICAL RESEARCH AGREEMENTS

        In November, 1997, the Company entered into an agreement with Coromed, Inc. to coordinate the clinical evaluation of TBC 11251 (TBC's lead compound for vasospasm/hypertension) to determine acute hemodynamic efficacy and safety in congestive heart failure. The term of the agreement ends May 30, 1998, subject to extension upon mutual written agreement of both parties. The parties have agreed to a total budget of $993,415.

 (7)   REGULATORY FILING

       During August 1997, the Company filed a new drug application ("NDA") with the United States Food and Drug Administration (the "FDA") for its' lead product candidate, NOVASTAN(R) (argatroban) for use as an anticoagulant in patients with Heparin-induced thrombocytopenia ("HIT"). During September 1997, the FDA granted priority review status to the new drug application for NOVASTAN(R) (argatroban). During October, 1997, the Company was notified by the FDA that the filed NDA for NOVASTAN(R) was accepted. The FDA extended the priority review period by 90 days during January 1998. On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for Novastan(R). The Company will request a meeting with the FDA to confirm the exact requirements for further consideration of the drug by the FDA.

 (8)   COMMITMENTS AND CONTINGENCIES

       a)     Legal Proceedings

              On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering ("IPO"). In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Act"). Plaintiffs have also named David Blech, D. Blech & Co. and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On


FORM 10-Q                                                                Page 7

              February 7, 1995, the plaintiffs filed a motion for class certification. The Court denied the motion by the Company and by John Pietruski.

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

              On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which D. Blech & Co. acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Limited discovery has taken place in the case, however, given its early stage, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company. This is the only remaining litigation against the Company.


FORM 10-Q                                                                Page 8

       ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997



                                    OVERVIEW

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

       Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $73.5 million from inception to March 31, 1998. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans, which have raised an aggregate of $21.3 million in net proceeds, the Initial Public Offering which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering which closed during October 1997 and raised approximately $26.7 million in net proceeds.

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

       The Company signed a collaborative agreement with Synthelabo S.A., the pharmaceutical division of L'Oreal S.A. ("Synthelabo") on October 11, 1994 (the "Synthelabo Agreement"). Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3.0 million. In addition, Synthelabo has paid $3.0 million annually in research payments (payable in quarterly installments) for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data. Over the life of the agreements TBC may receive as much as $2.92 million, of which $2.88 million has been received as of March 31, 1998. During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chem. LG Chem purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $2.1 million has been paid and $1.0 million will be paid and on each of June 30 and December 31, of 1998, 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

       In August 1997, the Company entered into an agreement with SmithKline Beecham plc., ("SmithKline") whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications (the "SmithKline Agreement"). Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and AMI. In


FORM 10-Q                                                                Page 9
       connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering which closed during October 1997.

       The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

                THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997


       Revenues decreased from $800,000 in the three month period ended March 31, 1997 to $621,600 in the same period of 1998, a decrease of 22%. Revenues were composed of earned revenues under research and development agreements and sales of products and services. Revenue from research agreements decreased primarily due to the completion of the payment schedule included in the Synthelabo Agreement.

       Total operating expenses decreased 14% from $5,369,352 in the three month period ended March 31, 1997 to $4,624,694 in the same period of 1998 due primarily to the decrease in research and development expenses. Research and development expenses decreased 20% from $4,285,054 in the three month period ended March 31, 1997 to $3,410,385 in the same period of 1998. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R) (argatroban). General and administrative expenses increased 12% from $1,084,298 in the three month period ended March 31, 1997 to $1,214,309 in the same period of 1998 due primarily to increased compensation and personnel recruiting costs and market research expenses. The Company had 81 employees at March 31, 1998 and 74 employees at March 31, 1997.

       Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange gains. The increase is due to a 269% increase in investment income from $157,388 in the three month period ended March 31, 1997 to $580,549 in the same period of 1998, attributed primarily to higher investment balances resulting from funds received in conjunction with the SmithKline Agreement and a public offering of Common Stock completed in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and
       (iv) investment income, net of interest expense. During the first quarter of 1998, the Company utilized net cash of $3,145,096 in operating activities. The use of cash in operations was caused primarily by the Company's net loss before preferred dividend requirements of $3,422,544. Investing and financing activities primarily reflect the net effect of purchases and redemptions of short term investments during the first quarter of 1998. At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $40,484,589.

       The Company expects to incur substantial research and development expenditures as it designs and develops small molecule drugs for vascular diseases. The Company anticipates that operating expenses may continue to increase during 1998 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1998 because of ongoing NOVASTAN(R) trials and will continue to be significant through the FDA approval process and for clinical trial work should additional clinical indications be pursued. The Company has received a non-approvable letter from the FDA regarding its NDA for NOVASTAN(R) as a treatment for HIT/HITTS. The Company will request a meeting with the FDA to confirm the exact requirements for further consideration of the drug by the FDA. In order to resubmit the NDA the Company may


FORM 10-Q                                                                Page 10
       incur significant, unanticipated costs, which are presently not known. In addition, at this time the Company cannot predict when a resubmission of the NDA might be filed as the timing of the FDA's review and decision regarding the use and marketing of NOVASTAN(R). Based on its meetings with the FDA and with SmithKline, the Company's partner in the commercialization of NOVASTAN(R), the Company expects to be able to develop an estimated budget and time line regarding the NDA resubmission. The failure to receive NDA approval from the FDA will have a material adverse effect on the commercialization of NOVASTAN(R) for HIT/HITTS, as well as potentially adversely impacting commercialization of other indications. The Company also began incurring clinical trial costs in 1997 for the compounds TBC 11251 and TBC 1269. In 1998, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

       The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements through the end of 1999. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the clinical trials of NOVASTAN(R), the costs necessary to meet requirements for further consideration of NOVASTAN(R) by the FDA and the compounds TBC 11251 and TBC 1269, and the level of research and development expenditures for other compounds. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product, NOVASTAN(R). Moreover, TBC's agreement with Synthelabo requires the Company to maintain a "net worth", as defined in the agreement, of at least $5.0 million during the term of the agreement. If the Company fails to maintain at least $5.0 million of "net worth", Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See Part II, Item 1. Legal Proceedings.

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

                               PENDING LITIGATION

       As of March 31, 1998, one class action shareholder lawsuit remains pending against the Company and includes certain directors and officers as defendants. The Company disputes all claims set forth in this lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

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



FORM 10-Q                                                                Page 11

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

                                YEAR 2000 ISSUE

       The Company is in the process of conducting a review of its scientific equipment, computer systems and related software to identify systems that could be affected by the "Year 2000" issue. In this respect, teams from various disciplines within the Company have been formed to evaluate the appropriate courses of corrective action should such issues arise. The total cost is not expected to have a material effect on the Company's financial position or results of operations.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       This Report includes "forward looking statements" within the meaning of
       Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) Statements in "Business" regarding Texas Biotechnology Corporation's expectations for future drug discovery and development and related expenditures and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) capital market conditions. This Form 10-Q may contain trademarks and service marks of other companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       Not Applicable


FORM 10-Q                                                                Page 12

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

       On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which D. Blech & Co. acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the second case, i.e., the case filed on November 21, 1994, the Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Limited discovery has taken place in the case, however, given its early stage, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company. This is the only remaining litigation against the Company.

ITEM 2.  CHANGES IN SECURITIES
       Preferred Stock Conversions
       On February 11, 1998, the Company issued an aggregate of 64,795 shares of Common Stock to certain institutions pursuant to the conversion of the remainder of its 5% Cumulative Convertible Preferred Stock. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


FORM 10-Q                                                                Page 13

       Common Stock Transactions
       On February 20, 1998, March 12, 1998 and March 23, 1998, the Company issued an aggregate of 31,786 shares of its Common Stock to certain institutions and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $111,251. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. The warrants and the Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
       None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None

ITEM 5.  OTHER INFORMATION
       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT NO.             DESCRIPTION
     -----------             -----------
       27.1                  Financial Data Schedule

----------------


FORM 10-Q                                                                Page 14

                         TEXAS BIOTECHNOLOGY CORPORATION

                                 MARCH 31, 1998

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 1998.




                              TEXAS BIOTECHNOLOGY CORPORATION


                                By: /S/ DAVID B. MCWILLIAMS
                                    --------------------------------------------
                                    David B. McWilliams
                                    President and Chief Executive Officer






                                By: /S/ STEPHEN L. MUELLER
                                    --------------------------------------------
                                    Stephen L. Mueller
                                    Vice President, Finance and Administration
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


FORM 10-Q                                                                Page 15

                                INDEX TO EXHIBITS


   Exhibit No.               Description of Exhibit
   -----------               ----------------------
       27.1                  Financial Data Schedule


----------------


FORM 10-Q                                                                Page 16