Form 10-Q
period 1998-06-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1998-08-13
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1998

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

Yes X    No
   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                    Outstanding at July 31, 1998
         -----                                    ----------------------------

Common Stock, $0.005 par value                              34,053,998

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                     1

           Consolidated Statements of Operations for the three months ended
           June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997                    2

           Consolidated Statements of Cash Flows the six months ended
           June 30, 1998 and 1997                                                                    3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   9

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              13

PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               14

           ITEM 2:  Changes in Securities                                                           14

           ITEM 3:  Defaults Upon Senior Securities                                                 15

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             15

           ITEM 5:  Other Information                                                               15

           ITEM 6:  Exhibits and Reports on Form 8-K                                                15


SIGNATURES                                                                                          17


INDEX TO EXHIBITS                                                                                   18

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                             JUNE 30,          DECEMBER 31,
                                               ASSETS                                         1998                 1997
                                                                                         ---------------      ---------------
                                                                                           (Unaudited)
 Current assets:
        Cash and cash equivalents                                                        $    13,836,229           14,323,573
        Short term investments                                                                23,921,328           29,383,791
        Other current receivables                                                              1,418,665            1,175,280
        Prepaids                                                                                 867,343              553,585
        Other current assets                                                                      12,900               10,400
                                                                                         ---------------      ---------------
              Total current assets                                                            40,056,465           45,446,629

 Equipment and leasehold improvements, at cost less
        accumulated depreciation and amortization (note 4)                                     3,275,909            3,292,062

 Other assets                                                                                     59,591               59,591
                                                                                         ---------------      ---------------

             Total assets                                                                $    43,391,965           48,798,282
                                                                                         ===============      ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Accounts payable                                                                 $       895,129            1,006,145
        Accrued expenses                                                                       2,374,064            1,625,071
                                                                                         ---------------      ---------------
             Total current liabilities                                                         3,269,193            2,631,216

 Commitments and contingencies (notes 6 and 7)                                                        --                   --

 Stockholders' equity (note 2):
        Preferred stock, par value $.005 per share. At June 30, 1998, 5,000,000 shares authorized; none outstanding. At December 31, 1997, 5,000,000 shares authorized, 300 shares issued and
             outstanding                                                                              --                    2
        Common stock, par value $.005 per share.  At June 30, 1998,
             75,000,000 shares authorized; 33,980,577 shares issued and outstanding.  At December 31, 1997, 75,000,000 shares
             authorized; 33,585,919 shares issued and outstanding                                169,905              167,929
        Additional paid-in capital                                                           117,219,382          116,085,172
        Accumulated deficit                                                                  (77,266,515)         (70,086,037)
                                                                                         ---------------      ---------------
             Total stockholders' equity                                                       40,122,772           46,167,066
                                                                                         ---------------      ---------------

             Total liabilities and stockholders' equity                                  $    43,391,965           48,798,282
                                                                                         ===============      ===============


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                               Page 1

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30,                                  JUNE 30,
                                                         1998                1997                 1998                 1997
                                                    ---------------     ---------------      ---------------     ---------------
                                                      (unaudited)        (unaudited)            (unaudited)         (unaudited)
 Revenues:
     Research agreements                            $       621,788             687,501            1,243,388           1,485,002
     Other income                                                --               2,499                   --               4,998
                                                    ---------------     ---------------      ---------------     ---------------
         Total revenues                                     621,788             690,000            1,243,388           1,490,000
                                                    ---------------     ---------------      ---------------     ---------------

 Expenses:
     Research and development                             3,798,763           4,545,311            7,209,147           8,830,365
     General and administrative                           1,114,437           1,987,010            2,328,746           3,071,308
                                                    ---------------     ---------------      ---------------     ---------------
         Total expenses                                   4,913,200           6,532,321            9,537,893          11,901,673
                                                    ---------------     ---------------      ---------------     ---------------

         Operating loss                                   4,291,412           5,842,321            8,294,505          10,411,673
                                                    ---------------     ---------------      ---------------     ---------------

 Other income (expense):
     Interest income                                        535,168             166,088            1,115,717             323,476
     Other                                                       --             (15,458)                  --              (5,840)
                                                    ---------------     ---------------      ---------------     ---------------
         Total other income (expense)                       535,168             150,630            1,115,717             317,636

         Net loss                                         3,756,244           5,691,691            7,178,788          10,094,037
         Preferred dividend requirement                          --             450,442                1,690             847,394

         Net loss applicable to common shares       $     3,756,244           6,142,133            7,180,478          10,941,431

 Net loss per common share, basic and diluted:      $          0.11                0.24                 0.21                0.43
                                                    ===============     ===============      ===============     ===============

 Weighted average common shares used to
     compute net loss per common share, basic
     and diluted:                                        33,909,344          25,775,955           33,782,048          25,647,058
                                                    ===============     ===============      ===============     ===============


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                               Page 2

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           1998                  1997
                                                                                      ---------------      ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $    (7,178,788)         (10,094,037)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                            399,942              373,107
     Expenses paid with stock (note 2)                                                          9,682                5,472
     Compensation expense related to stock options (note 2)                                        --            1,303,094
     Loss on disposition of fixed assets                                                        7,895                   --
     (Increase) decrease in preferred dividend payable not included in net loss                11,912              (68,497)
    Change in operating assets and liabilities, net of
       effect of acquisition:
     (Increase) decrease in prepaids                                                         (313,758)             159,682
     (Increase) in receivables                                                               (243,385)                  --
     (Increase) in other current assets                                                        (2,500)            (659,704)
     (Increase) in inventories                                                                     --             (167,560)
     Increase (decrease) in current liabilities                                               637,977             (834,412)
     (Decrease) in deferred revenue                                                                --             (375,000)
                                                                                      ---------------      ---------------
           Net cash used in operating activities                                           (6,671,023)         (10,357,855)
                                                                                      ---------------      ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements                                        (394,684)            (293,901)
    Proceeds from disposition of fixed assets                                                   3,000                   --
    Purchase of short term investments                                                    (27,653,176)          (7,919,487)
    Maturity of short term investments                                                     33,087,858           11,262,292
    Decrease in interest receivable included in short term investments                         27,781                   --
                                                                                      ---------------      ---------------
          Net cash provided by investing activities                                         5,070,779            3,048,904
                                                                                      ---------------      ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and options and
     warrant exercises, net                                                                 1,112,900              630,527
    Proceeds from sale of preferred stock, net                                                     --            5,925,269
                                                                                      ---------------      ---------------
           Net cash provided by financing activities                                        1,112,900            6,555,796
                                                                                      ---------------      ---------------

     Net (decrease) in cash and cash equivalents                                             (487,344)            (753,155)

 Cash and cash equivalents at beginning of period                                          14,323,573            2,127,999
                                                                                      ---------------      ---------------

 Cash and cash equivalents at end of period                                           $    13,836,229            1,374,844
                                                                                      ===============      ===============

 Supplemental schedule of noncash financing activities (note 2)                       $         9,682                5,472
                                                                                      ===============      ===============


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                               Page 3

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

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

       (c)    Cash, Cash Equivalents and Short Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At June 30, 1998, approximately $234,000 was invested in demand and money market accounts. Short term investments are those investments which have an original maturity of less than one year and greater than three months. At June 30, 1998, the Company's short term investments consisted of approximately $1,500,000 in Government Agency Notes and $22,421,000 in Corporate Commercial Paper. Cash equivalents and short term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. In connection with the adoption of Financial Accounting Standards Statement 115, the Company classified all short term investments as held to maturity.

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

       (f)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the three month period ended June 30, 1998 and 1997, totaled approximately $1,501,000 and $2,613,000, respectively, of which approximately $1,122,000 and $1,462,000, respectively, was charged to research and development. For the six month period ended June 30, 1998 and 1997, salaries and benefits totaled approximately $3,174,000 and $4,200,000, respectively, of which approximately $2,359,000 and $2,600,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (g)    Net Loss Per Common Share

              Basic net loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Preferred dividend requirements for the six month period ended June 30, 1998 included $1,690 of accrued dividends. For the three months ended June 30, 1998 and 1997, the weighted average common shares used to compute basic net loss per common share totaled 33,909,344 and 25,775,955, respectively. For the six months ended June 30, 1998 and 1997, the weighted average common shares used to compute net loss per common share totaled 33,782,048 and 25,647,058, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

       (h)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the June 30, 1998 presentation with no effect on net loss reported.

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


FORM 10-Q                                                               Page 5

       (l)    Development Stage Enterprise

              In certain prior periods, the Company reported as a development stage enterprise. With the signing of a commercialization agreement for NOVASTAN(R)(argatroban), the Company began reporting as an operating company during the third quarter of 1997.

 (2)   STOCK OPTIONS AND WARRANTS

       The Company has in effect three stock option plans allowing for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, and two stock option plans allowing for the issuance of non-qualified options to non-employee members of the Board of Directors of the Company based on a formula. No current issuances are being made under the Director Plan. This plan allows for directors to request stock in lieu of cash payment of director fees, which amounted to $9,682 and $5,472, respectively, for the six month periods ended June 30, 1998 and 1997.

       A summary of stock options as of June 30, 1998, follows:

                             Exercise Price                                     Exercised/                    Available
       Stock Option Plans      Per Share        Authorized       Outstanding      Other        Exercisable    for Grant
       ------------------    --------------    -----------       -----------    ----------     -----------    ---------
       1990 Plan             $1.38 - $5.59        285,715          184,001          66,318       167,856        35,396

       1992 Plan             $1.41 - $5.36      1,700,000        1,233,511         236,660     1,194,522       229,829

       1995 Plan             $1.31 - $8.13      2,000,000        1,706,800          11,851       670,329       281,349

       Director Plan         $3.50 - $4.54         71,429           34,242          37,187        34,242            --

       1995 Director Plan    $1.38 - $5.69        300,000          189,005          10,909       104,185       100,086
                                                ---------        ---------         -------     ---------       -------
                    TOTALS                      4,357,144        3,347,559         362,925     2,171,134       646,660
                                                =========        =========         =======     =========       =======

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

       At June 30, 1998, the net deferred tax asset totaled approximately $25,027,000, and was fully reserved. The Company did not incur any tax expense in any period due to operating losses.




FORM 10-Q                                                               Page 6

(4)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:

                                                                       June 30,1998         December 31, 1997
                                                                       ------------         -----------------
        Laboratory and office equipment                              $     5,040,633         $     4,665,174
        Leasehold improvements                                             3,701,772               3,701,772
                                                                     ---------------         ---------------
                                                                           8,742,405               8,366,946
        Less accumulated depreciation and amortization                    (5,466,496)             (5,074,884)
                                                                     ---------------         ---------------
                                                                     $     3,275,909         $     3,292,062
                                                                     ===============         ===============

(5)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of June 30, 1998 as follows:

              Stock option plans                                               3,994,219
              Common Stock issuable under licensing agreement                     71,429
              Publicly Traded Warrants Outstanding                             4,082,500
              Other Warrants Outstanding                                         732,583
              Underwriters purchase options and related warrants                 710,000
                                                                             -----------
                   Total shares reserved                                       9,590,731
                                                                             ===========

(6)    REGULATORY FILING

       During August 1997, the Company filed a new drug application ("NDA") with the United States Food and Drug Administration (the "FDA") for its' lead product candidate, NOVASTAN(R) for use as an anticoagulant in patients with heparin-induced thrombocytopenia ("HIT") and heparin-induced thrombocytopenia with thrombosis syndrome ("HITTS"). During September 1997, the FDA granted priority review status to the new drug application for NOVASTAN(R). During October, 1997, the Company was notified by the FDA that the filed NDA for NOVASTAN(R) was accepted. The FDA extended the priority review period by 90 days during January 1998. On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for NOVASTAN(R). The Company met with the FDA to confirm the exact requirements for the resubmission of the NOVASTAN(R) new drug application. Based on the meeting, the resubmission will include an expanded historical control group that reflects the FDA's requirement for one that more closely resembles the medical conditions and outcomes seen in the literature and other patient registries. The Company remains committed to satisfying the FDA's requirements and is moving forward with the plan to resubmit the NDA as quickly as possible.

 (7)   COMMITMENTS AND CONTINGENCIES

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



FORM 10-Q                                                               Page 7

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

              On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which D. Blech & Co. acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the first case, i.e., the case filed on November 21, 1994, the Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Limited discovery has taken place in the case, however, given its early stage, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company. This is the only remaining litigation against the Company.


FORM 10-Q                                                               Page 8

       ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997



                                    OVERVIEW

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

       Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $77.3 million from inception to June 30, 1998. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans (none of which are outstanding), which have raised an aggregate of $21.3 million in net proceeds, the Initial Public Offering which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering in October 1997 which raised approximately $26.7 million in net proceeds.

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

       The Company signed a collaborative agreement with Synthelabo S.A., the pharmaceutical division of L'Oreal S.A. ("Synthelabo") on October 11, 1994 (the "Synthelabo Agreement"). Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $6,750,000 in research payments over a three year period. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data. Over the life of the agreements TBC may receive as much as $2.92 million, of which $2.88 million has been received as of June 30, 1998.

       During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chem. LG Chem purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $3.1 million has been paid (of which $1.0 million was a receivable at June 30, 1998), $1.0 million will be paid on December 31, 1998 and on each of June 30 and December 31 of 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

       In August 1997, the Company entered into an agreement with SmithKline Beecham plc., ("SmithKline") whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications (the "SmithKline Agreement"). Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to $15.0 million in additional milestone payments based on the


FORM 10-Q                                                               Page 9
       clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and AMI. In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering in October 1997.

       The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

                THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997


       Revenues decreased from $690,000 in the three month period ended June 30, 1997 to $621,788 in the same period of 1998, a decrease of 10%. Revenues were primarily composed of earned revenues under research and development agreements. Revenue from research agreements decreased primarily due to the completion of the payment schedule included in the Synthelabo Agreement.

       Total operating expenses decreased 25% from $6,532,321 in the three month period ended June 30, 1997 to $4,913,200 in the same period of 1998 due primarily to the decrease in research and development expenses and a noncash charge during 1997 to general and administrative expenses. Research and development expenses decreased 16% from $4,545,311 in the three month period ended June 30, 1997 to $3,798,763 in the same period of 1998. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses decreased 44% from $1,987,010 in the three month period ended June 30, 1997 to $1,114,437 in the same period of 1998 due primarily to a noncash charge of $828,716 incurred during 1997 related to the extension of the exercise period for certain stock options. The Company had 76 employees at June 30, 1998 and 80 employees at June 30, 1997.

       Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange losses. The increase is due to a 222% increase in investment income from $166,088 in the three month period ended June 30, 1997 to $535,168 in the same period of 1998, attributed primarily to higher investment balances resulting from funds received in conjunction with the SmithKline Agreement and a public offering of Common Stock completed in the last six months of 1997.

                 SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

       Revenues decreased from $1,490,000 in the six month period ended June 30, 1997 to $1,243,388 in the same period of 1998, a decrease of 17%. Revenues were primarily composed of earned revenues under research and development agreements. Such revenue decreased primarily due to the completion of the payment schedule included in the Synthelabo Agreement. In addition, no data payments from Synthelabo were received in 1998.

       Total operating expenses decreased 20% from $11,901,673 in the six month period ended June 30, 1997 to $9,537,893 in the same period of 1998 due primarily to the decrease in research and development expenses. Research and development expenses decreased 18% from $8,830,365 in the six month period ended June 30, 1997 to $7,209,147 in the same period of 1998. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses decreased 24% from $3,071,308 in the six month period ended June 30, 1997 to $2,328,746 in the same period of 1998 primarily because of a $952,919 noncash charge related to the extension of the exercise period for certain stock options.

       Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange losses. The increase is caused by a 245% increase in investment income from $323,476 in the


FORM 10-Q                                                               Page 10
       six month period ended June 30, 1997 to $1,115,717 in the same period of 1998, attributed primarily to higher investment balances resulting from funds received in connection with the SmithKline Agreement and a public offering of Common Stock completed in the last six months of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and
       (iv) investment income, net of interest expense. During the first six months of 1998, the Company utilized net cash in operating activities of $6,671,023. The use of cash in operations was caused primarily by the Company's net loss before preferred dividend requirements of $7,178,788. Investing and financing activities primarily reflect the net effect of purchases and redemptions of short term investments during the first six months of 1998. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $37,757,557.

       The Company expects to incur substantial research and development expenditures as it designs and develops small molecule drugs for vascular diseases. The Company anticipates that operating expenses may continue to increase during 1998 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1998 because of ongoing NOVASTAN(R) trials and will continue to be significant through the FDA approval process and for clinical trial work should additional clinical indications be pursued. The Company has received a non-approvable letter from the FDA regarding its NDA for NOVASTAN(R) as a treatment for HIT/HITTS. The Company met with the FDA to confirm the exact requirements for the resubmission of the NOVASTAN(R) new drug application. Based on the meeting, the resubmission will include an expanded historical control group that reflects the FDA's requirement for one that more closely resembles the medical conditions and outcomes seen in the literature and other patient registries. The Company remains committed to satisfying the FDA's requirements and is moving forward with the plan to resubmit the NDA as quickly as possible.

       In order to resubmit the NDA, the Company may incur significant, unanticipated costs, all of which are presently not known. In addition, at this time the Company cannot predict when a resubmission of the NDA might be filed or the timing of the FDA's review and decision regarding the use and marketing of NOVASTAN(R). Based upon its meetings with the FDA and with SmithKline, the Company's partner in the commercialization of NOVASTAN(R), the Company expects to be able to develop an estimated budget and time line regarding the NDA resubmission. The failure to receive NDA approval from the FDA will have a material adverse effect on the commercialization of NOVASTAN(R) for HIT/HITTS, as well as potentially adversely impacting commercialization of other indications.

       The Company also began incurring clinical trial costs in 1997 for the compounds TBC 11251 and TBC 1269 and these costs are continuing during 1998. In 1998, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

       The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements through the first quarter of 2000. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the clinical trials of NOVASTAN(R) and the compounds TBC 11251 and TBC 1269, the costs necessary to meet requirements for further consideration of NOVASTAN(R) by the FDA and the level of research and development expenditures for other compounds. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product, NOVASTAN(R). Moreover, TBC's agreement with Synthelabo requires the Company to maintain a "net worth", as defined in the agreement, of at least $5.0 million during the term of the agreement. If the Company fails to maintain


FORM 10-Q                                                               Page 11
       at least $5.0 million of "net worth", Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See Part II, Item 1. Legal Proceedings.

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

                               PENDING LITIGATION

       As of June 30, 1998, one class action shareholder lawsuit remains pending against the Company and includes certain directors and officers as defendants. The Company disputes all claims set forth in this lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

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

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       This Report includes "forward looking statements" within the meaning of
       Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) Statements regarding Texas Biotechnology



FORM 10-Q                                                               Page 12

       Corporation's expectations for future drug discovery and development and related expenditures and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) capital market conditions. This Form 10-Q may contain trademarks and service marks of other companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable




FORM 10-Q                                                               Page 13

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering("IPO"). In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Act"). Plaintiffs have also named David Blech, D. Blech & Co. and Isaac Blech as defendants. On January 23, 1995, the Company and the members of the board of directors filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 9(b) and Rule 12b(6) of the Federal Rules of Civil Procedure. In addition, defendant John Pietruski, Chairman of the Board of Directors, filed a motion to dismiss the plaintiffs' complaint pursuant to Rule 12(b)(2) of the Federal Rules of Civil Procedure. On February 7, 1995, the plaintiffs filed a motion for class ocertification. The Court denied the motion by the Company and by John Pietruski.

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

       On August 14, 1995, the Judicial Panel on The Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action pending there. In light of the transfer and consolidation of the Texas case with similar cases against other companies for which D. Blech & Co. acted as underwriter, the Company requested that the Court in New York reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by those companies. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York District Court entered two memorandum opinions in the consolidated cases. In one of its opinions, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in that litigation. In its opinion in the first case, i.e., the case filed on November 21, 1994, the Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in that case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. Limited discovery has taken place in the case, however, given its early stage, the Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company. This is the only remaining litigation against the Company.

ITEM 2.  CHANGES IN SECURITIES

       Common Stock Transactions

       On April 9, April 22, April 24, April 29, May 7, May 14 and May 22, 1998, the Company issued an aggregate of 214,488 shares of its Common Stock to certain institutions and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $776,592. The issuance of the Common Stock was exempt from registration under Section 4
       (2) of the Securities Act of 1933, as amended. The warrants and the Common Stock


FORM 10-Q                                                               Page 14
       underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 9, 1998, an annual meeting of the stockholders of the Company was held. The holders of 26,899,577 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

       (a)    Election of Directors

              The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                    NUMBER OF                 NUMBER OF
               NAME                 VOTES FOR             VOTES ABSTAINING
               ----                 ---------             ----------------
         Ron J. Anderson            26,666,703                 232,874

         Frank C. Carlucci          26,653,453                 246,124

         Rita R. Colwell            26,673,853                 225,724

         Robert J. Cruikshank       26,671,238                 228,339

         Richard A.F. Dixon         26,675,742                 223,835

         David B. McWilliams        26,674,753                 224,824

         John M. Pietruski          26,664,603                 234,974

         James A. Thomson           26,673,678                 225,899

         James T. Willerson         26,638,773                 260,804

ITEM 5.  OTHER INFORMATION

       During July 1998, Texas Biotechnology Corporation announced positive preliminary data for the second half of a double-blind, placebo-controlled Phase IIA congestive heart failure ("CHF") trial evaluating the Company's endothelin A (ETA) receptor antagonist, TBC 11251. The first half of the trial, reported in February 1998, was terminated early due to statistically significant interim results. The protocol was subsequently amended to allow further evaluation of TBC11251 at a higher dose. In both segments of the Phase IIA trial, the patients treated with TBC11251 demonstrated a statistically significant improvement versus placebo in the primary endpoint of improving central hemodynamics, particularly pulmonary vascular resistance. Positive trends were also observed in several other important cardiovascular measures.

       Both segments of the study were conducted in patients with moderate to severe congestive heart failure (New York Heart Association class III/IV heart failure patients). The study involved a total of 48 patients. In the study, patients received either a single intravenous bolus dose of TBC11251 or placebo. No significant adverse events were observed in any of the patient groups.

       On July 17, 1998, Philip Jochelson, M.D. was appointed to the position of Vice President, Clinical Development and Regulatory Affairs.


FORM 10-Q                                                               Page 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT NO.             DESCRIPTION
     -----------             -----------
        4.9                  Amended Certificate of Designation of 5% Cumulative Convertible Preferred Stock of Texas
                             Biotechnology Corporation

       10.64                 Agreement between Texas Biotechnology Corporation and Dr. Philip Jochelson dated June 23,
                             1998

       27.1                  Financial Data Schedule

----------------




FORM 10-Q                                                               Page 16

                         TEXAS BIOTECHNOLOGY CORPORATION

                                  JUNE 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 1998.




                               TEXAS BIOTECHNOLOGY CORPORATION


                                    By:
                                       ---------------------------------------
                                       David B. McWilliams
                                       President and Chief Executive Officer






                                    By:
                                       ---------------------------------------
                                       Stephen L. Mueller
                                       Vice President, Finance and
                                       Administration Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)





FORM 10-Q                                                               Page 17

                                INDEX TO EXHIBITS

     Exhibit No.                                 Description of Exhibit
     -----------                                 ----------------------
        4.9                  Amended Certificate of Designation of 5% Cumulative Convertible Preferred Stock of Texas
                             Biotechnology Corporation

       10.64                 Agreement between Texas Biotechnology Corporation and Dr. Philip Jochelson dated June 23,
                             1998

       27.1                  Financial Data Schedule

----------------



FORM 10-Q                                                               Page 18