Form 10-Q
period 1998-09-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1998-11-12
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1998

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

Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                   Outstanding at October 31, 1998
        -----                                   -------------------------------

Common Stock, $0.005 par value                           34,088,017

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS




                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of  September 30, 1998 and December 31, 1997               1

           Consolidated Statements of Operations for the three months ended
           September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997         2

           Consolidated Statements of Cash Flows the nine months ended
           September 30, 1998 and 1997                                                               3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   9

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              13


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               14

           ITEM 2:  Changes in Securities                                                           14

           ITEM 3:  Defaults Upon Senior Securities                                                 15

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             15

           ITEM 5:  Other Information                                                               15

           ITEM 6:  Exhibits and Reports on Form 8-K                                                15


SIGNATURES                                                                                          16


INDEX TO EXHIBITS                                                                                   17

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                   ASSETS                                              1998                 1997
                                                                                    -------------      -------------
                                                                                    (Unaudited)
Current assets:
       Cash and cash equivalents                                                    $   5,310,547      $  14,323,573
       Short term investments                                                          28,660,489         29,383,791
       Long term investments                                                            1,011,385                 --
       Other current receivables                                                        1,035,067          1,175,280
       Prepaids                                                                           759,552            553,585
       Other current assets                                                                11,100             10,400
                                                                                    -------------      -------------
            Total current assets                                                       36,788,140         45,446,629

Equipment and leasehold improvements, at cost less
       accumulated depreciation and amortization (note 4)                               3,140,818          3,292,062

Other assets                                                                               59,591             59,591
                                                                                    -------------      -------------

           Total assets                                                             $  39,988,549      $  48,798,282
                                                                                    =============      =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                             $     986,087      $   1,006,145
       Accrued expenses                                                                 1,870,989          1,625,071
                                                                                    -------------      -------------
           Total current liabilities                                                    2,857,076          2,631,216

Commitments and contingencies (notes 6 and 7)                                                  --                 --

Stockholders' equity (note 2):
       Preferred stock, par value $.005 per share. At September 30, 1998,
           5,000,000 shares authorized; none outstanding. At December 31,
           1997, 5,000,000 shares authorized, 300 shares issued and
           outstanding.                                                                        --                  2
       Common stock, par value $.005 per share.  At September 30, 1998,
           75,000,000 shares authorized; 34,086,498 shares issued and outstanding.  At December 31, 1997, 75,000,000 shares
           authorized; 33,585,919 shares issued and outstanding.                          170,435            167,929
       Additional paid-in capital                                                     117,528,208        116,085,172
       Accumulated deficit.                                                           (80,567,170)       (70,086,037)
                                                                                    -------------      -------------
           Total stockholders' equity                                                  37,131,473         46,167,066
                                                                                    -------------      -------------

           Total liabilities and stockholders' equity                               $  39,988,549      $  48,798,282
                                                                                    =============      =============


           See accompanying notes to consolidate financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                            1998              1997             1998              1997
                                                        ------------      ------------     ------------      ------------
                                                         (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
Revenues:
    Research agreements                                 $    616,402         1,187,500        1,859,790         2,672,502
    License fee income                                            --         8,500,000               --         8,500,000
    Other income                                                  --             2,502               --             7,500
                                                        ------------      ------------     ------------      ------------
      Total revenues                                         616,402         9,690,002        1,859,790        11,180,002
                                                        ------------      ------------     ------------      ------------

Expenses:
    Research and development                               3,482,683         4,287,056       10,691,830        13,117,421
    General and administrative                               953,506         1,177,642        3,282,252         4,248,950
                                                        ------------      ------------     ------------      ------------
      Total expenses                                       4,436,189         5,464,698       13,974,082        17,366,371
                                                        ------------      ------------     ------------      ------------
      Operating income (loss)                             (3,819,787)        4,225,304      (12,114,292)       (6,186,369)
                                                        ------------      ------------     ------------      ------------

Other income:
    Interest income                                          519,132           183,494        1,634,849           506,970
    Other                                                         --             8,093               --             2,253
                                                        ------------      ------------     ------------      ------------
      Total other income (expense)                           519,132           191,587        1,634,849           509,223

      Net income (loss)                                   (3,300,655)        4,416,891      (10,479,443)       (5,677,146)
      Preferred dividend requirement                              --           297,229            1,690         1,144,623

      Net income (loss) applicable to common shares     $ (3,300,655)        4,119,662      (10,481,133)       (6,821,769)

Net income (loss) per common share:
    Basic                                               $      (0.10)             0.15            (0.31)            (0.26)
    Diluted                                             $         --              0.15               --                --

Weighted average common shares used to
    compute net income (loss) per common share:
    Basic                                                 34,086,498        27,305,955       33,872,875        25,853,961
    Diluted                                                       --        28,762,873               --                --


           See accompanying notes to consolidate financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      1998               1997
                                                                                   -------------      -------------
                                                                                    (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (10,479,443)        (5,677,146)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                        599,718            561,095
    Expenses paid with stock (note 2)                                                     16,297              9,967
    Compensation expense related to stock options                                             --          1,303,094
    Loss on disposition of fixed assets                                                    7,895                 --
    (Increase) decrease in preferred dividend payable not included in net loss            11,912            (98,965)
   Change in operating assets and liabilities, net of
    effect of acquisition:
    (Increase) decrease in prepaids                                                     (205,967)           255,088
    (Increase) decrease in receivables                                                   140,213           (671,880)
    (Increase) in other current assets                                                      (700)          (343,168)
    Increase (decrease) in current liabilities                                           225,860         (1,146,951)
    (Decrease) in deferred revenue                                                            --           (562,500)
                                                                                   -------------      -------------
          Net cash used in operating activities                                       (9,684,215)        (6,371,366)
                                                                                   -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                    (459,367)          (369,003)
   Proceeds from disposition of fixed assets                                               3,000                 --
   Purchase of long-term investments                                                  (1,011,385)                --
   Purchase of short-term investments                                                (43,707,919)       (18,987,527)
   Maturity of short-term investments                                                 44,400,161         16,757,893
   Decrease in interest receivable included in short term investments                     31,061                 --
                                                                                   -------------      -------------
         Net cash used by investing activities                                          (744,449)        (2,598,637)
                                                                                   -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and options and
    warrant exercises, net                                                             1,415,639          1,733,350
   Proceeds from sale of preferred stock, net                                                 --          5,925,269
                                                                                   -------------      -------------
          Net cash provided by financing activities                                    1,415,639          7,658,619
                                                                                   -------------      -------------

    Net (decrease) in cash and cash equivalents                                       (9,013,025)        (1,311,384)

Cash and cash equivalents at beginning of period                                      14,323,573          2,127,999
                                                                                   -------------      -------------

Cash and cash equivalents at end of period                                         $   5,310,548            816,615
                                                                                   =============      =============

Supplemental schedule of noncash financing activities (note 2)                     $      16,297             34,853
                                                                                   =============      =============



           See accompanying notes to consolidate financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997



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

       (c)    Cash, Cash Equivalents, Short-Term and Long-Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At September 30, 1998, approximately $5,311,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months. At September 30, 1998, the Company's short term investments consisted of approximately $6,499,000 in Government Agency Notes and Bonds and $22,161,000 in Corporate Commercial Paper. Long-term investments consist of one Government Agency Bond with an original maturity of two years. Cash equivalents, short-term investments and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. In connection with the adoption of Financial Accounting Standards Statement 115, the Company classified all short-term and long-term investments as held to maturity.

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

       (f)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the three month period ended September 30, 1998 and 1997, totaled approximately $1,541,000 and $1,445,000, respectively, of which approximately $1,167,000 and $1,136,000, respectively, was charged to research and development. For the nine month period ended September 30, 1998 and 1997, salaries and benefits totaled approximately $4,715,000 and $4,257,000, respectively, of which approximately $3,526,000 and $3,335,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed as incurred.

       (g)    Net Loss Per Common Share

              Basic net loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Preferred dividend requirements for the nine month period ended September 30, 1998 included $1,690 of accrued dividends. For the three months ended September 30, 1998 and 1997, the weighted average common shares used to compute basic net loss per common share totaled 34,086,498 and 27,305,955, respectively. For the nine months ended September 30, 1998 and 1997, the weighted average common shares used to compute net loss per common share totaled 33,872,875 and 25,853,961, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

              Diluted net income per common share is based upon the net income applicable to common shares before the preferred dividend requirement. For the three months ended September 30, 1997, the weighted average shares used to compute diluted net income per share totaled 28,762,873 and included the conversion of securities convertible into Common Stock and the exercise of dilutive stock options and warrants. Shares held in escrow through September 30, 1995, pending satisfaction of certain future conditions, and shares related to contingent stock issue rights related to the IPI acquisition have been excluded from the diluted net income per share calculation until such shares were released or issued.

       (h)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the September 30, 1998 presentation with no effect on net loss reported.

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

       (l)    Development Stage Enterprise

              In certain prior periods, the Company reported as a development stage enterprise. With the signing of a commercialization agreement for NOVASTAN(R) (argatroban), the Company began reporting as an operating company during the third quarter of 1997.

 (2)   STOCK OPTIONS AND WARRANTS

       The Company has in effect three stock option plans allowing for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, and two stock option plans allowing for the issuance of non-qualified options to non-employee members of the Board of Directors of the Company based on a formula. No current issuances are being made under the Director Plan. This plan allows for directors to request stock in lieu of cash payment of director fees, which amounted to $16,297 and $9,967, respectively, for the nine month periods ended September 30, 1998 and 1997.

       A summary of stock options as of September 30, 1998, follows:

                             Exercise Price                                      Exercised/                   Available
       Stock Option Plans      Per Share        Authorized       Outstanding        Other    Exercisable      for Grant
       ------------------    --------------     ----------       -----------     ----------  -----------      ---------
       1990 Plan             $1.38 - $5.59        285,715          177,882          66,318       165,070        41,515

       1992 Plan             $1.41 - $5.36      1,700,000        1,188,011         272,493     1,158,188       239,496

       1995 Plan             $1.31 - $8.13      2,000,000        1,773,800          21,851       657,828       204,349

       Director Plan         $3.50 - $4.54         71,429           34,242          37,187        34,242            --

       1995 Director Plan    $1.38 - $5.69        300,000          189,005          10,909       104,185       100,086

                                               ----------       ----------        --------    ----------     ---------
                    TOTALS                      4,357,144        3,362,940         408,758     2,119,513       585,446
                                               ==========       ==========        ========    ==========     =========

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

       At September 30, 1998, the net deferred tax asset totaled approximately $30,348,153, and was fully reserved. The Company did not incur any tax expense in any period due to operating losses.

(4)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:

                                                         September 30,1998     December 31, 1997
                                                         -----------------     -----------------
       Laboratory and office equipment                    $      5,105,317      $      4,665,174
       Leasehold improvements                                    3,701,772             3,701,772
                                                          ----------------      ----------------
                                                                 8,807,089             8,366,946
       Less accumulated depreciation and amortization           (5,666,271)           (5,074,884)
                                                          ----------------      ----------------
                                                          $      3,140,818      $      3,292,062
                                                          ================      ================

(5)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of September 30, 1998 as follows:

              Stock option plans                                               3,948,386
              Common Stock issuable under licensing agreement                     71,429
              Publicly Traded Warrants Outstanding                             4,082,500
              Other Warrants Outstanding                                         645,918
              Underwriters purchase options and related warrants                 710,000
                                                                               ---------
                   Total shares reserved                                       9,458,233
                                                                               =========

(6)    REGULATORY FILING

       During August 1997, the Company filed a new drug application ("NDA") with the United States Food and Drug Administration (the "FDA") for its' lead product candidate, NOVASTAN(R) for use as an anticoagulant in patients with heparin-induced thrombocytopenia ("HIT") and heparin-induced thrombocytopenia with thrombosis syndrome ("HITTS"). During September 1997, the FDA granted priority review status to the new drug application for NOVASTAN(R). During October, 1997, the Company was notified by the FDA that the filed NDA for NOVASTAN(R) was accepted. The FDA extended the priority review period by 90 days during January 1998. On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for NOVASTAN(R). The Company met with the FDA to confirm the exact requirements for the resubmission of the NOVASTAN(R) new drug application. Based on the meeting, the resubmission will include an expanded historical control group that reflects the FDA's requirement for one that more closely resembles the medical conditions and outcomes seen in the literature and other patient registries. The Company remains committed to satisfying the FDA's requirements and is moving forward with the plan to resubmit the NDA by the end of 1998.

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

              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997



                                    OVERVIEW

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

       Since its inception in 1989, the Company has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $80.6 million from inception to September 30, 1998. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans (none of which are outstanding), which have raised an aggregate of $21.3 million in net proceeds, the Initial Public Offering which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering in October 1997 which raised approximately $26.7 million in net proceeds.

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

       The Company signed a collaborative agreement with Synthelabo S.A., the pharmaceutical division of L'Oreal S.A. ("Synthelabo") on October 11, 1994 (the "Synthelabo Agreement"). Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $6,750,000 in research payments over a three year period. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data. Over the life of the agreements TBC may receive as much as $2.92 million, of which $2.88 million has been received as of September 30, 1998.

       During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chem. LG Chem purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $3.1 million has been paid $1.0 million will be paid on December 31, 1998 and on each of June 30 and December 31 of 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

       In August 1997, the Company entered into an agreement with SmithKline Beecham plc., ("SmithKline") whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications (the "SmithKline Agreement"). Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and Acute Myocardial

       Infarction ("AMI"). In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering in October 1997.

       The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

              THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


       Revenues decreased from $9,690,002 in the three month period ended September 30, 1997 to $616,402 in the same period of 1998, a decrease of 94%. Revenues were primarily composed of earned revenues under research and development agreements and the license agreement. Revenues decreased primarily due to a one-time license fee of $8,500,000 received from SmithKline during the third quarter of 1997.

       Total operating expenses decreased 19% from $5,464,698 in the three month period ended September 30, 1997 to $4,436,189 in the same period of 1998 due primarily to the decrease in research and development expenses. Research and development expenses decreased 19% from $4,287,056 in the three month period ended September 30, 1997 to $3,482,683 in the same period of 1998. This decrease was primarily attributable to continued decreases in research and development activity related to the completion in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses decreased 19% from $1,177,642 in the three month period ended September 30, 1997 to $953,506 in the same period of 1998 due primarily to cost associated with the SmithKline Agreement in 1997, which were not incurred in 1998, offset by the addition of an investor relations department in 1998. The Company had 81 employees at September 30, 1998 and 78 employees at September 30, 1997.

       Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange gains. The increase is due to a 183% increase in investment income from $183,494 in the three month period ended September 30, 1997 to $519,132 in the same period of 1998, attributed primarily to higher investment balances resulting from funds received in conjunction with the SmithKline Agreement and a public offering of Common Stock completed in the last six months of 1997.

              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

       Revenues decreased from $11,180,002 in the nine month period ended September 30, 1997 to $1,859,790 in the same period of 1998, a decrease of 83%. Revenues were primarily composed of earned revenues under research and development agreements and the license agreement. Revenues decreased primarily due to a one-time license fee of $8,500,000 received from SmithKline during the third quarter of 1997.

       Total operating expenses decreased 20% from $17,366,371 in the nine month period ended September 30, 1997 to $13,974,082 in the same period of 1998 due primarily to the decrease in research and development expenses. Research and development expenses decreased 18% from $13,117,421 in the nine month period ended September 30, 1997 to $10,691,830 in the same period of 1998. This decrease was primarily attributable to continued decreases in research and development activity related to the completion of enrollment in certain clinical trials for the compound NOVASTAN(R). General and administrative expenses decreased 23% from $4,248,850 in the nine month period ended September 30, 1997 to $3,282,252 in the same period of 1998 primarily because of a $952,919 noncash charge related to the extension of the exercise period for certain stock options.

       Other income and expense is composed of investment income on invested funds, interest expense and foreign currency exchange losses. The increase is caused by a 222% increase in investment income from $506,970 in the nine month period ended September 30, 1997 to $1,634,849 in the same period of 1998, attributed primarily to higher investment balances resulting from funds received in connection with the SmithKline Agreement and a public offering of Common Stock completed in the last six months of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and
       (iv) investment income, net of interest expense. During the first nine months of 1998, the Company utilized net cash in operating activities of $9,684,216. The use of cash in operations was caused primarily by the Company's net loss before preferred dividend requirements of $10,479,443. Investing and financing activities primarily reflect the net effect of purchases and redemptions of short term investments during the first nine months of 1998. At September 30, 1998, the Company had cash, cash equivalents and short-term and long-term investments of $34,982,421.

       The Company expects to incur substantial research and development expenditures as it designs and develops small molecule drugs for vascular diseases. The Company anticipates that operating expenses may continue to fluctuate during 1998 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1998 because of ongoing NOVASTAN(R) trials and will continue to be significant through the FDA approval process and for clinical trial work should additional clinical indications be pursued. The Company has received a non-approvable letter from the FDA regarding its NDA for NOVASTAN(R) as a treatment for HIT/HITTS. The Company met with the FDA to confirm the exact requirements for the resubmission of the NOVASTAN(R) new drug application. Based on the meeting, the resubmission will include an expanded historical control group that reflects the FDA's requirement for one that more closely resembles the medical conditions and outcomes seen in the literature and other patient registries. The Company remains committed to satisfying the FDA's requirements and is moving forward with the plan to resubmit the NDA by the end of 1998. In order to resubmit the NDA, the Company may incur significant, unanticipated costs, all of which are presently not known. The failure to receive NDA approval from the FDA will have a material adverse effect on the commercialization of NOVASTAN(R) for HIT/HITTS, as well as potentially adversely impacting commercialization of other indications.

       The Company also began incurring clinical trial costs in 1997 for the compounds TBC 11251 and TBC 1269 and these costs are continuing during 1998. During 1999, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

       The Company anticipates that its existing capital resources and its other revenue sources should be sufficient to fund its cash requirements through the second quarter of 2000. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the clinical trials of NOVASTAN(R) and the compounds TBC 11251 and TBC 1269, the costs necessary to meet requirements for further consideration of NOVASTAN(R) by the FDA and the level of research and development expenditures for other compounds. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of its first product, NOVASTAN(R). Moreover, TBC's agreement with Synthelabo requires the Company to maintain a "net worth", as defined in the agreement, of at least $5.0 million during the term of the agreement. If the Company fails to maintain at least $5.0 million of "net worth", Synthelabo may require that the technology be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See Part II, Item 1. Legal Proceedings.

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

                               PENDING LITIGATION

       As of September 30, 1998, one class action shareholder lawsuit remains pending against the Company and includes certain directors and officers as defendants. The Company disputes all claims set forth in this lawsuit and intends to contest it vigorously. However, the Company is unable to evaluate the potential outcome at this time.

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

                                 YEAR 2000 ISSUE

       The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with imbedded technology that are time-sensitive, such as computer systems, related software, research equipment, alarm systems and telephone systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process data, and may materially impact its financial condition.

       The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company is in the process of accessing its state of readiness. Presently, the Company is reviewing its scientific equipment, computer systems and related software to identify systems which may exhibit Y2K issues. This review is being performed by internal teams from various disciplines within the Company. These teams are currently evaluating the Company's Y2K issues, and , if necessary, developing remediation plans. As a part of this review the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company and its licensee, SmithKline are dependent upon Mitsubishi Chemical Corporation ("Mitsubishi") for supply of bulk NOVASTAN(R) for clinical trial material and for its inventory needs should the FDA approve the compound for marketing. The Company will contact Mitsubishi to ascertain their state of Y2K readiness and any potential effect upon the Company. Any Y2K issues which would result in significant interruptions of delivery schedules by our suppliers or service providers could have a material effect on the Company's operations. However, the Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect the Company's operations.

       If necessary, during 1999, the Company will develop a contingency plan to address potential Y2K issues. This contingency plan will likely address problems that the Company identifies during the course of its remediation efforts and reasonably foreseeable problems that may arise as a result of Y2K, including, but not limited to computer hardware and software and research equipment. The contingency plan will be continually refined as additional information becomes available. However, it is unlikely that any contingency plan can fully address all events that may arise.

       The Company estimates that the costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. There can be no assurance that the Company will not experience difficulties as a result of Y2K issues either arising out of internal operations or caused by third parties. The failure to discover or correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operation, liquidity and financial condition.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       This Report includes "forward looking statements" within the meaning of
       Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) Statements regarding Texas Biotechnology Corporation's expectations for future drug discovery and development and related expenditures and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" - regarding TBC's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) capital market conditions. This Form 10-Q may contain trademarks and service marks of other companies.

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

ITEM 2.  CHANGES IN SECURITIES

       Common Stock Transactions

       In July and August of 1998, the Company issued an aggregate of 58,576 shares of its Common Stock to certain institutions and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $205,016. The issuance of the Common Stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. The warrants and the Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.  OTHER INFORMATION

       Dr. Rita R. Colwell resigned as a Director of the Company's Board on September 1, 1998, to pursue other interests following her appointment to the National Science Foundation.

       The Board of Directors of the Company extended the expiration date of the Company's publicly traded warrant from 5:00 p.m., New York time on December 14, 1998, to 5:00 p.m., New York Time on September 30, 1999. All other terms of the warrants remain in effect.

       Dr. Philip Jochelson resigned his position as Vice President, Clinical Development and Regulatory Affairs to pursue other interests effective November 30, 1998. The Company has appointed Dr. John McMurdo to replace Dr. Jochelson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT NO.             DESCRIPTION

     27.1                    Financial Data Schedule

----------------

                         TEXAS BIOTECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1998

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 1998.




                           TEXAS BIOTECHNOLOGY CORPORATION


                               By: /s/David B. McWilliams
                                   --------------------------------------------
                                   David B. McWilliams
                                   President and Chief Executive Officer






                               By: /s/Stephen L. Mueller
                                   --------------------------------------------
                                   Stephen L. Mueller
                                   Vice President, Finance and Administration
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


   Exhibit No.                        Description of Exhibit
   -----------                        ----------------------
     27.1                    Financial Data Schedule