Form 10-K
period 1998-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1999-03-30
CIK 887023

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

       The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $169,433,000 as of March 19, 1999.

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The number of shares outstanding of each of the registrant's classes of common stock as of March 19, 1999:

                  Title of Class                              Number of Shares
                  --------------                              ----------------

            Common Stock, $.005 par value                         34,189,364

       Documents incorporated by reference:

                     Document                                 Form 10-K Parts
                     --------                                 ---------------

  Definitive Proxy Statement, to be filed within 120 days of        III
            December 31, 1998 (specified portions)

================================================================================

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under (a) "Business" regarding Texas Biotechnology Corporation's expectations for future drug discovery and development and related expenditures and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding TBC's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include
(i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) capital market conditions.

This Form 10-K may contain trademarks and service marks of other companies.

                                     PART I

ITEM 1.  BUSINESS

     Texas Biotechnology Corporation ("TBC" or the "Company"), a biopharmaceutical company, applies innovative drug discovery techniques and its specialized knowledge of the role of vascular cell biology in vascular diseases to the design and development of novel pharmaceutical compounds. The Company's research and development programs are currently focused on inhibitors (also referred to as antagonists or blockers) of thrombosis, vasospasm/hypertension, vascular inflammation, vascular proliferative disease, angiogenesis and apoptosis. The Company was incorporated in Delaware in August 1989 under the name Cardiology Institute of Texas, Ltd., and its name was changed to Texas Biotechnology Corporation in October 1990. As of December 31, 1998, the Company had 84 employees, 69 of whom were engaged in research and development. References to TBC or the Company include its subsidiary ImmunoPharmaceutics, Inc. ("IPI") unless otherwise indicated. The Company's research laboratories and executive offices are located at 7000 Fannin, Suite 1920, Houston, Texas 77030,
(713) 796-8822.

     The Company's lead product candidate is NOVASTAN(R), a direct thrombin inhibitor that is being developed for various indications as an anticoagulant alternative to heparin. Approximately 390,000 patients treated with heparin in the U.S. annually develop the immunological reaction known as heparin induced thrombocytopenia ("HIT") syndrome, which may lead to a potentially life-threatening thrombosis (blood clot). The Company has initially focused on the therapeutic and commercial potential of NOVASTAN(R) in this indication. NOVASTAN(R) is marketed in Japan for ischemic stroke, peripheral arterial occlusion and hemodialysis in patients with antithrombin III deficiency. Approximately 164,000 patients have been treated with NOVASTAN(R) in Japan since its introduction in 1990. TBC has licensed the U.S. and Canadian rights to NOVASTAN(R) from Mitsubishi Chemical Corporation ("Mitsubishi"). The Company has entered into a collaboration with SmithKline Beecham plc ("SmithKline") regarding the commercialization and development of NOVASTAN(R).

The original New Drug Application ("NDA") for NOVASTAN(R) was filed in August 1997, and was granted priority review status. The United States ("U.S.") Food and Drug Administration (the "FDA") extended the priority review period by 90 days during January, 1998. On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for NOVASTAN(R). The Company amended its NDA with the FDA for NOVASTAN(R) (argatroban) as an anticoagulant for use in patients with HIT syndrome on March 19, 1999. While the Company believes the amendment includes consistent, positive results and supports the use of NOVASTAN(R) in its proposed indication, the Company cannot predict the timing or outcome of the FDA decision.

     TBC's internal research has produced several small molecule product candidates in the areas of vasospasm, hypertension and vascular inflammation. The Company's lead compound for the treatment of CHF is TBC11251, a synthetic small molecule receptor antagonist that selectively blocks endothelinA receptors which are believed to be associated with vasoconstriction (constriction of blood flow through blood vessels). In the area of vascular inflammation (associated with asthma, reperfusion injury, or psoriasis), the Company has identified several compounds, including TBC1269, which in preclinical studies have shown efficacy in inhibiting acute inflammation. The Company completed its initial Phase IIa clinical trial for TBC11251 (TBC's lead endothelinA receptor antagonist ("ETA") compound for vasospasm/hypertension) in congestive heart failure ("CHF"). In treatment of patients with moderate to severe congestive heart failure, with intravenous TBC11251, the treated group demonstrated a statistically significant improvement versus placebo in the primary objective of improving central hemodynamics, particularly pulmonary artery pressure. In addition, positive trends were observed in other important cardiovascular measures. These results will allow the Company to proceed with the program using oral dosing regimes in additional Phase II studies. The Company also completed a Phase IIa clinical trial for TBC1269 (TBC's lead selectin antagonist compound for vascular inflammation) in acute asthma. The trial demonstrated statistically significant improvement over placebo as measured by reducing eosinophil recruitment. The Company is currently developing inhaled and topical formulations of TBC1269 for clinical testing in asthma and psoriasis, respectively.

     Additionally, in the vascular inflammation area, the Company has identified vascular cell adhesion molecule ("VCAM") antagonists for the intercellular adhesion observed in atherosclerosis, asthma and rheumatoid arthritis, and is continuing to optimize lead VCAM compounds to obtain a clinical candidate. The Company is conducting research in the vascular proliferative disease area (which can result in coronary restenosis after angioplasty) to identify antagonists that block fibroblast growth factor ("FGF"), a protein which triggers growth of smooth muscle cells in blood vessels. The Company is also conducting research into treatments for the consequences of excess angiogenesis (the formation of new blood vessels from pre-existing blood vessels) and apoptosis (programmed cell death). The Company has identified a number of compounds which are undergoing further optimization prior to selection of clinical candidates.

     The TBC strategy is to identify proprietary candidates for targeted indications, and to selectively commercialize those candidates through collaborations with other pharmaceutical and biotechnology companies. The Company has also entered into collaborations with Synthelabo S.A., the pharmaceutical division of L'Oreal S.A. ("Synthelabo"), and LG Chemical, Ltd. ("LG Chemical") regarding other compounds, as described below. In the future, the Company intends to directly commercialize its compounds for acute indications by establishing a hospital-based sales force, and intends to out-license the compounds in territories outside its targeted markets, as well as the rights to any non-strategic use of its compounds.

                      PRODUCTS IN DEVELOPMENT AND RESEARCH

         The following table summarizes the potential indications and the current status of TBC's compounds in development and research. A more detailed description of these compounds follows the table.

                                COMPOUND PIPELINE

--------------------------------------------------------------------------------------------------------------
                    TARGET COMPOUND/                                        CORPORATE
    PROGRAM             DOSE FORM             POTENTIAL INDICATION          PARTNERS            STATUS(1)
----------------  ------------------  --------------------------------   -------------------  ----------------
THROMBOSIS        NOVASTAN(R)

                  Intravenous         Anticoagulant Therapy in HIT       Mitsubishi &         NDA Filed (2)
                                      patients                           SmithKline Beecham

                  Intravenous                                            Mitsubishi &         Phase III
                                      Anticoagulant Therapy in HIT       SmithKline Beecham
                                      patients undergoing angioplasty

--------------------------------------------------------------------------------------------------------------
VASOSPASM/        ENDOTHELIN(A)
HYPERTENSION      RECEPTOR
                  ANTAGONIST

                  TBC11251
                  Intravenous         Congestive Heart Failure              LG Chemical       Phase II
                  Oral                Congestive Heart Failure              LG Chemical       Phase I
                                      Hypertension                          LG Chemical       Phase II (3)

                  TBC3214
                  Oral                Primary Pulmonary Hypertension                          Preclinical
                                      Congestive Heart Failure                                Preclinical
                                      Hypertension                                            Preclinical

--------------------------------------------------------------------------------------------------------------
VASCULAR          SELECTIN
INFLAMMATION      ANTAGONIST

                  TBC1269
                       Intravenous    Asthma                                 LG Chemical      Phase II
                       Inhaled        Asthma                                 LG Chemical      Preclinical
                       Topical        Psoriasis                              LG Chemical      Preclinical

                  VCAM/VLA-4

                  TBC3486
                       Inhaled        Asthma                                                  Research
                       Oral           Rheumatoid Arthritis                                    Research

--------------------------------------------------------------------------------------------------------------
VASCULAR          FGF ANTAGONIST      Coronary Restenosis Post-Angioplasty    Synthelabo      Research
PROLIFERATIVE
DISEASE

--------------------------------------------------------------------------------------------------------------
ANGIOGENESIS      VEGF ANTAGONIST     Diabetic Retinopathy                                    Research
                                      Cancer                                                  Research

--------------------------------------------------------------------------------------------------------------
APOPTOSIS         TNF(alpha)          Rheumatoid Arthritis                                    Research
                  ANTAGONIST
                  CASPASE INHIBITOR   Stroke                                                  Research
                                      Acute Myocardial Infarction                             Research

(1)      See "Government Regulation."

(2) The original NDA was filed in August 1997, and was granted priority review status. The FDA extended the priority review period by 90 days during January, 1998. On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for NOVASTAN(R). The Company amended its NDA on March 19, 1999. See "Thrombosis Program".

(3)      Phase II clinical trials are anticipated to commence during 1999.

                               THROMBOSIS PROGRAM

     Background. Thrombosis is the formation of a blood clot in a vessel that causes various vascular diseases depending on the location of the clot. An arterial clot may lead to heart attack if lodged in a coronary artery, or to stroke if lodged in an artery that supplies oxygen to the brain. Venous clots occur principally in the arms or legs (deep vein thrombosis), and may cause local inflammation, chronic pain and other complications. In some cases, a venous clot can cause lung injury (pulmonary embolism) by migrating from the veins to the lungs.

     Thrombosis can be treated with anticoagulants, thrombolytic drugs or surgically. Anticoagulant drugs, which prevent clots from forming, are characterized as either antithrombotic or antiplatelet drugs. Antithrombotic drugs block the action of the blood protein thrombin and may be used to treat both arterial and venous clots. Antiplatelet drugs prevent platelets from clumping together and are only effective in treating arterial clots. Heparin and aspirin are the most widely-used antithrombotic and antiplatelet drugs, respectively. Thrombolytic drugs dissolve existing clots in veins or arteries, but do not block the formation of new blood clots. Tissue plasminogen activator ("t-PA") and streptokinase ("SK") are two of the most commonly used thrombolytic drugs. A combination of an anticoagulant and a thrombolytic often achieves the best therapeutic effect.

     Heparin, first discovered over 80 years ago, is the most widely used injectable anticoagulant. In the U.S., approximately ten million patients annually receive therapeutic heparin to treat a variety of conditions that require inhibition of the body's natural clotting mechanism. Each year approximately 390,000 patients develop a profound immunological reaction to heparin which is known as HIT. This reaction may lead to a potentially life threatening thrombosis (blood clot).

     Product Candidate - NOVASTAN(R). TBC's lead compound, NOVASTAN(R), is a non-protein, synthetic small molecule thrombin inhibitor that directly and selectively binds to and inactivates thrombin in the blood plasma. NOVASTAN(R) is also effective against thrombin that is bound in blood clots. NOVASTAN(R) is manufactured and marketed in Japan by Mitsubishi where it is approved for the treatment of ischemic stroke, peripheral arterial occlusion and hemodialysis in patients with antithrombin III deficiency. Since introduction in 1990, approximately 164,000 patients have been treated with NOVASTAN(R) in Japan. TBC is developing NOVASTAN(R) as an anticoagulant alternative to heparin for the U.S. and Canadian markets in conjunction with SmithKline. See "-- Research and Development Collaborations and Licensing Agreements."

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

     Indication - HIT/HITTS. Because NOVASTAN(R) does not evoke the immune reaction caused by heparin, the Company believes it should provide a safe and effective anticoagulant for patients diagnosed with HIT. The Company conducted a multicenter Phase III study ("ARG-911") that compared 304 patients treated with NOVASTAN(R) for up to 14 days (160 with HIT and 144 with HIT with thrombosis syndrome ("HITTS"), with 217 historical control patients. The Company submitted this trial as part of an NDA on August 15, 1997 and was granted priority review status. The FDA extended the priority review period by 90 days during January 1998. On May 11, 1998 the Company announced that it had received a non-approvable letter from the FDA. Based on consultation with representatives from the FDA, TBC has focused on the collection and analysis of a new more comparable historical control group as the basis for demonstrating NOVASTAN(R)'s safety and efficacy. The new historical control includes 193 patients, which were collected according to a predetermined methodology from the centers that enrolled the NOVASTAN(R) patients. The amended NDA includes one Phase III clinical trial involving 304 treated patients and a second follow on supporting trial involving 263 patients. Both of the Phase III studies were comparable with regard to study design, primary and secondary endpoints and dosing regimen. Both trials were compared to the 193 newly collected historical control patients. The Company amended its NDA with the FDA for NOVASTAN(R) as an anticoagulant for use in patients with HIT syndrome on March 19, 1999. While the Company believes the amendment includes consistent, positive results and supports the use of NOVASTAN(R) in its proposed indication, the Company cannot predict the timing or outcome of the FDA decision.

     Other Indications. TBC has completed the clinical trials to support the potential use of NOVASTAN(R) in patients undergoing angioplasty. TBC and SmithKline intend to submit a supplemental NDA to the FDA following the FDA decision on the primary indication. TBC is currently considering the development of NOVASTAN(R) for additional indications. NOVASTAN(R) has been tested for use as an adjunctive to thrombolytic therapy for acute myocardial infarction ("AMI"). The compound was found to be safe and as effective as heparin for this indication. NOVASTAN(R) is approved in Japan for ischemic stroke. TBC is evaluating the feasibility of development of NOVASTAN(R) for stroke and possibly AMI.

                         VASOSPASM/HYPERTENSION PROGRAM

     Background. Smooth muscle cells in the blood vessel, via a series of biochemical and morphological events, are directly responsible for mediating changes in vessel diameter. The regulation of blood flow depends on a delicate balance between physical and chemical stimuli that cause smooth muscle cells to relax (vasodilate) or contract (vasoconstrict). Chronic periods of excessive vasoconstriction in the peripheral circulation can lead to disturbances in blood pressure (hypertension) or heart function (congestive heart failure), whereas acute episodes of intense vasoconstriction (vasospasm) can restrict blood flow and lead to severe tissue damage and loss of function (myocardial infarction or kidney failure). An essential component of blood vessels is the vascular endothelium-the cells comprising the innermost lining of all blood vessels. Recently, it has been determined that the vascular endothelium plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances that regulate the balance between vasodilation and vasoconstriction.

     Endothelins are a family of three peptides that are believed to play a critical role in the control of blood flow. It has been determined that this multiplicity of endothelin actions on different cell types can be explained by endothelins' interactions with two distinct receptors, ETA and ETB, on cell surfaces. In general, ETA receptors are associated with vasoconstriction and disorders of the cardiovascular and renal systems, while ETB receptors are primarily associated with vasodilation and disorders of the central nervous system. There is substantial evidence that endothelins are involved in a variety of diseases where blood flow is important. These include vasospasm, myocardial infarction, congestive heart failure, renal disease, subarachnoid hemorrhage and certain types of hypertension.

     Product Candidate - TBC11251. The Company's research program in the vasospasm/hypertension area is aimed at developing small molecules that inhibit the binding of ET to its cell surface receptors. The Company believes that specific agents for each receptor subtype may provide the best clinical utility and safety. The Company's initial focus has been to develop a highly potent and selective small-molecule based ETA receptor antagonist. An antagonist (or inhibitor) blocks the effects of a ligand at its receptor. A ligand is a chemical messenger which binds to a specific site on a target molecule or cell. TBC scientists have discovered a novel class of low molecular weight compounds (molecular weight of less than 500 daltons) that antagonize ET binding to the ETA receptor with high potency (these compounds block ET binding at low compound concentration). The Company identified lead compounds which mimicked the ability of ET to bind to the ETA receptor. Further optimization was then used to develop more potent compounds until the current series of leads was identified. In addition to their ability to block receptor binding, these compounds functionally inhibit ET action on isolated blood vessels in vitro acting as full, competitive antagonists. The lead compounds in this series have been shown to exhibit in vivo efficacy using various animal models.

     TBC11251, a selective ETA inhibitor, has been identified as the Company's lead compound in this program. The Company believes that a substantial market opportunity for TBC11251 exists for the treatment of CHF, which is currently estimated to affect approximately five million people in the U.S. annually. TBC filed an investigational new drug application ("IND") with the FDA for TBC11251 in late 1996 and has completed the first of its planned Phase II clinical trials, which was terminated early due to the achievement of statistical significance with only 24 of the planned 45 patients. The Company is considering additional Phase II studies using additional dosing regimens. In treatment of patients with moderate to severe CHF, the TBC11251 treated group demonstrated a statistically significant improvement verses placebo in the primary objective of improving central hemodynamics, particularly pulmonary artery pressure. In addition, positive trends were observed in other important cardiovascular measures. These results will allow the Company to proceed with the program using additional dosing regimens. The Company also completed Phase I clinical trials with the oral form of TBC11251. The Company anticipates commencing a Phase II clinical trial during 1999 with the oral formulation of TBC11251 in hypertension.

     Other Indications. The Company believes endothelin antagonist compounds may have other indications. For example, an endothelin antagonist may be used to treat chronic obstructive pulmonary disease, primary and secondary pulmonary hypertension, systemic hypertension and prostate cancer. The Company may consider licensing certain indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

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

     The initial interaction between white blood cells and the endothelial cell layer is mediated by a group of adhesion molecules known as selectins. The selectins are a family of three proteins, two of which are found on inflamed endothelium, which bind to the carbohydrate sialyl Lewis x (sLex) found on the surface of white blood cells. White blood cells are able to migrate into inflamed areas because sLex present on the surface of white blood cells binds to selectin molecules present on activated endothelium. This binding slows the flow of leukocytes through the bloodstream, which is one of the first steps in the movement of white blood cells from the blood into the tissue. The second step in this process is VCAM mediated white blood cell attachment and migration which helps to localize white blood cells in areas of injury or infection.

     The selectins may be involved in acute and chronic inflammatory diseases such as reperfusion injury (tissue injury caused when blood flow is restored following removal of an obstruction) and asthma, both primary areas of interest for the Company. The Company estimates that there are approximately 685,000 patient cases of coronary reperfusion injury in the U.S. annually and that between fourteen and fifteen million persons in the U.S. suffer from asthma. The presence of VCAM at sites of endothelial injury leads to an accumulation at these sites of Very Late Antigen-4 ("VLA-4")-containing white blood cells. Diseases that are associated with chronic inflammation include asthma, atherosclerosis or the accumulation of fatty deposits in the artery, psoriasis and rheumatoid arthritis.

     Product Candidate - TBC1269. The Company has developed a computer model of the selectin/sLex complex and used it to produce a novel class of synthetic small molecule compounds that inhibit the selectin-mediated cellular adhesion that occurs during inflammation. The lead compound in the series, TBC1269, has shown efficacy both in cell-based and biochemical assays, and in animal models of inflammation. TBC filed an IND with the FDA for TBC1269 in August 1997. A Phase IIa clinical trial in allergic asthma was completed during 1998 in mild to moderate asthmatics. The trial, which involved 21 patients with mild to moderate asthma, demonstrated statistically significant improvement over placebo as measured by reducing eosinophil recruitment. Eosinophils are white blood cells that are involved in many inflammatory diseases, including asthma. Reductions in lung eosinophils have been shown to improve the course of an asthmatic response. The Company is currently developing inhaled and topical formulations of TBC1269 for clinical testing in asthma and psoriasis, respectively.

     Product Candidate - VCAM/VLA-4. TBC has also identified VCAM antagonists for the intercellular adhesion observed in atherosclerosis. The Company's initial lead compounds block the ability of white blood cells to interact through VCAM and VLA-4. These lead compounds are being modified in an attempt to improve efficacy. TBC has demonstrated efficacy in small molecule antagonists in an animal model of acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. These compounds are still in research.

     Other Indications. The Company believes these anti-inflammatory compounds may have applicability in other indications. For example, a selectin antagonist may be used to treat psoriasis, or a VCAM antagonist may be used to treat asthma, rheumatoid arthritis and multiple sclerosis. The Company may consider licensing certain indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

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

     The Company has focused on FGF because of a growing body of evidence as to its central role in blood vessel formation. The Company's research has shown that some components of the signaling pathways used by FGF are important for smooth muscle cell proliferation. TBC's current effort on FGF involves the development of small molecules designed to prevent activation of latent FGF, and to block FGF receptor targets. The Company estimates that approximately 685,000 annual patient cases exist in the U.S. which could utilize an FGF antagonist in the treatment of coronary restenosis.

     Other Applications. The Company believes an FGF antagonist may have other applications. For example, an FGF antagonist might be developed to treat rheumatoid arthritis or cancer. The Company may consider licensing certain indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

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

     Product Candidate - VEGF Antagonist. The Company's research program is directed towards the development of small molecule inhibitors of VEGF. VEGF is a member of the heparin binding growth factor family, as is FGF. Using similar technology to that used for the FGF antagonist program, the Company has discovered small molecule inhibitors of VEGF action. The lead compound has been shown to effectively prevent VEGF function in vitro. The compound also prevents the vascular actions of VEGF in a rodent model of angiogenesis. TBC scientists are currently attempting to further optimize this inhibitor series to identify a clinical candidate. The Company estimates that approximately 1.1 million solid organ cancer patient cases occur in the U.S. annually which could utilize a VEGF antagonist in their treatment.

                                APOPTOSIS PROGRAM

     Background. Over the past few years it has become evident that cells have a built-in mechanism for programmed death, termed apoptotic death, which is important in the formation, organization and remodeling of tissues during development. This mechanism contrasts with necrotic death which is often the result of hypoxic injury to tissues. There appear to be certain conditions where apoptosis is thought to contribute to the progression of a disease state. In particular, much of the tissue damage which develops over time following an ischemic stroke (resulting from a blood clot) or a heart attack is thought to be the result of apoptotic death occurring in the tissue. Additionally, diseases such as rheumatoid arthritis may have components of apoptosis. In this case, the death of certain cells in a joint, in combination with over-proliferation of other cells, contribute to the local irritation that is observed. Evidence suggests this apoptotic process may be stimulated by inflammatory cells in the tissue. Thus, inhibitors of apoptosis may be useful in treating a number of disease conditions.

     Product Candidates - TNF(alpha) Antagonist, Caspase Inhibitors. The Company's research in this area is focused on the identification of factors which contribute to apoptotic death in the heart and brain following a heart attack or stroke, which occur in 1.1 million and 600,000 patients, respectively, in the U.S. annually. One of the factors which has been identified as being important in these and other disease settings is Tumor Necrosis Factor a ("TNF(alpha)"). TBC scientists have identified small molecule antagonists of this factor which block TNF(alpha)'s ability to bind to and kill cells in vitro. These compounds are currently undergoing additional optimization prior to selection of a clinical candidate. In addition to use in heart attack or stroke, the Company estimates that approximately two million U.S. patient cases occur annually which could utilize a TNF(alpha) antagonist in the treatment of rheumatoid arthritis. Caspases are proteases which are responsible for mediating the cell death signal in various cell types. TBC is currently attempting to identify lead compounds to block caspase action.

     Other Indications. The Company believes a TNF(alpha) antagonist may have other indications. For example, a TNF(alpha) antagonist might be developed to treat inflammatory bowel disease. The Company may consider licensing certain indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

                                OTHER INDICATIONS

     The Company believes that a number of the small molecule non-carbohydrate therapeutics that are being developed in its programs may have applications for other indications. For example, an FGF antagonist might be developed to treat rheumatoid arthritis, a selectin antagonist to treat psoriasis, transplant rejection and adult respiratory distress syndrome, and a VCAM antagonist to treat asthma, rheumatoid arthritis and multiple sclerosis. The Company may consider licensing certain indications to third parties, although no assurance can be given that the Company will be successful in entering into any such license.

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

     SmithKline. In connection with TBC's development and commercialization of NOVASTAN(R), on August 5, 1997, TBC entered into a Product Development, License and CoPromotion Agreement with SmithKline (the "SmithKline Agreement") whereby SmithKline was granted an exclusive sublicense in the U.S. and Canada for the indications of NOVASTAN(R) that TBC has licensed from Mitsubishi. SmithKline paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and has agreed to pay up to $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the HIT, HITTS and AMI indications. Future milestone payments for the AMI indication are subject to SmithKline's agreement to market NOVASTAN(R) for such indication. TBC was responsible for completing the ongoing HIT/HITTS clinical trials, with SmithKline providing 60% of the funding for any additional HIT/HITTS trials (except that SmithKline will pay 100% of the costs of certain Phase IV trials, if such trials are needed). SmithKline will be responsible for the marketing of NOVASTAN(R) in the licensed territory for those indications which SmithKline agrees to develop, subject to TBC's rights to use its own sales force to co-promote NOVASTAN(R) on a profit sharing basis following the regulatory approval of NOVASTAN(R) for an additional major indication beyond HIT.

     The parties have also formed a joint development committee to analyze the development of additional NOVASTAN(R) indications (such as AMI and stroke) covered by TBC's license from Mitsubishi to be funded 60% by SmithKline. SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to co-promote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which SmithKline determines it does not wish to pursue, subject to the requirement that TBC may not grant marketing rights to any third parties and must use its own sales force to commercialize any such indications. Any indications which TBC and SmithKline elect not to develop will be returned to Mitsubishi, subject to the rights of SmithKline and TBC to commercialize these indications at their election, with SmithKline having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the Mitsubishi Agreement regarding such indication will revert to Mitsubishi subject to the right of SmithKline and TBC to commercialize the indication, with SmithKline having the first opportunity to commercialize. At this time, SmithKline has no plans to conduct development work for the AMI and stroke indications. TBC is evaluating the feasibility of development of NOVASTAN(R) for stroke and possibly AMI.

     The SmithKline Agreement generally terminates on a country by country basis upon the earlier of the termination of TBC's rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of certain royalty payments, the commencement of substantial third-party competition. SmithKline also has the right to terminate the agreement on a country by country basis by giving TBC at least three months written notice, based on a reasonable determination by SmithKline, that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the SmithKline Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent. The Company has agreed to pay an agent involved in the negotiation of the SmithKline Agreement a fee based on a percentage of all consideration received by TBC including royalties.

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

     Synthelabo. On October 11, 1994, the Company signed a collaborative agreement with Synthelabo to develop and market compounds for vascular proliferative disease derived from the Company's research programs. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million becoming the Company's largest shareholder at that time and paid the Company a non-refundable licensing fee of $3.0 million. During 1997, Synthelabo sold all of the Common Stock. In addition, Synthelabo paid $3.0 million annually in research payments for two years and paid $750,000 for the third year. Synthelabo is not currently paying any research payment pursuant to the agreement. Synthelabo will pay royalties to TBC based on the net sales in those areas covered in the agreement. In exchange for the above consideration, Synthelabo received an exclusive license to manufacture, use, and sell any products generated from the research, in Europe, the Middle East, Africa and the countries of the former Soviet Union.

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

     In conjunction with the clinical development of NOVASTAN(R), the Company and Synthelabo, the European licensee, have mutually agreed to exchange certain clinical data from the clinical studies of NOVASTAN(R). In addition, the Company agreed to provide certain data from its studies in exchange for up to $2.92 million as certain milestones are met of which approximately $2.88 million has been paid. See "--Thrombosis Program--Product Candidate-- NOVASTAN(R)" for a discussion of the clinical trial programs.

     LG Chemical. On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical to develop and market compounds derived from the Company's endothelin receptor and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for a total of $5.0 million. LG Chemical has committed to pay $10.7 million in research payments. Of this amount, $4.1 million has already been paid, and $1.0 million will be paid on each of June 30 and December 31 of 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001. LG Chemical has the right to terminate these future research payments if TBC fails to meet certain milestones, which milestones will be established by the parties from time to time in accordance with the agreement. LG Chemical will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company has agreed to pay its agents in the contract negotiations a commission on all consideration received including a royalty on net sales.

                                 TBC TECHNOLOGY

     TBC uses a wide variety of technologies to develop pharmaceutical treatments for cardiovascular diseases. The Company applies its understanding of vascular biology and advanced drug design techniques to discover novel therapeutics and to test these therapeutics in-house using in vitro and in vivo test systems. TBC has assembled a team of scientists with expertise in the cultivation of human and animal endothelial and smooth muscle cells, signal transduction in vascular cells, the role of growth factors in blood vessel formation, the molecular biology of vascular cells, the development and production of monoclonal antibodies to various targets, the interaction of white blood cells and endothelial cells and the development of relevant animal models of human disease. TBC believes that its scientists can study the behavior of product candidates at all stages of development, from isolated biochemical assays to whole cells, to intact animals and ultimately, to humans.

     To aid in the rapid discovery of novel drugs, TBC has developed an integrated approach which may allow TBC to discover a broader class of drug candidates more quickly and at a lower cost than is possible through other current structure-based discovery methods. For example, TBC has developed a number of proprietary, highly potent, orally active non-peptide ETA and ETB receptor antagonists. These compounds have no chiral centers, are easily scaleable, and may be synthesized in a small number of chemical steps. TBC has also generated proprietary low molecular weight, small molecule inhibitors of E-, P-, and L-selectin, potent peptide and small molecule VCAM/VLA-4 inhibitors, FGF antagonists and vascular endothelial growth factor antagonists.

     TBC uses a number of proprietary and non proprietary components including, Rational Drug Design, Random Library and Selected Library High Throughput Screening and Virtual Libraries/Focused Compound Libraries to support its drug development programs.

                              LICENSES AND PATENTS

     Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company has 14 pending U.S. patent applications (2 of which have been allowed) and 15 issued U.S. patents covering compounds including selectin inhibitors, endothelin antagonists and VCAM/VLA-4 antagonists. In addition, the Company has exclusive licenses to three patents covering rational drug design technology. The Company has also filed patent applications in certain foreign jurisdictions covering projects that are the subject of U.S. applications and intends to file additional patent applications as its research projects develop. The Company licensed the U.S. and Canadian rights to NOVASTAN(R) in 1993, which included access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. If any of the NOVASTAN(R) patents remain outstanding at the time NOVASTAN(R) receives FDA approval, the Company may apply, under the Waxman/Hatch Act, for up to a five-year extension of one such patent. If all such patents have expired at the time NOVASTAN(R) receives FDA approval, the Waxman/Hatch Act will grant the Company NDA exclusivity for up to five years, during which time the FDA may not accept or approve abbreviated applications for generic variations of NOVASTAN(R). Although the Company believes that the expiration of the NOVASTAN(R) patents will not have a material adverse effect on the commercialization of NOVASTAN(R), there can be no assurance that the Company will be able to take advantage of either the patent term extension or NDA exclusivity provisions of the Waxman/Hatch Act. Moreover, even if the Company receives either a patent term extension or NDA exclusivity, there can be no assurance that generic pharmaceutical manufacturers will not ultimately enter the market and compete with the Company.

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

     Once the sale of a product is approved for marketing, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to continuously monitor a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries in which any products developed by the Company may be marketed impose a similar regulatory process.

                                   COMPETITION

     General. The development and sale of new drugs for the treatment of vascular diseases is highly competitive and the Company will face intense competition from major pharmaceutical companies and biotechnology companies worldwide. Competition may increase as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with the Company in recruiting talented scientists.

     TBC has developed a competitive process for expediting rational drug design. A number of other biopharmaceutical companies use rational drug design as part of their effort to identify novel pharmaceutical agents. TBC believes that its drug-design process could lead to more rapid lead drug candidate identification.

     The Company believes that its ability to compete successfully will depend on its capability to create and maintain scientifically-advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market products either alone or through other parties. Many competitors have substantially greater financial, marketing, and human resources than those of the Company. The Company expects to encounter significant competition.

     NOVASTAN(R). Primary competitors for NOVASTAN(R) in the intravenous heparin replacement market are initially expected to be bivalirudin, Revasc(R) (desirudin) and Refludan(R) (lepirudin), manufactured by The Medicines Co., Rhone Poulenc Rorer ("RPR") and Hoechst Marion Roussel ("HMR"), respectively. Bivalirudin and Revasc(R) have completed Phase III clinical trials. Refludan(R) has received approval in Europe and the U.S for HIT.

     Biogen, the originator of bivalirudin, has completed a large Phase III trial on bivalirudin which demonstrated improved safety versus heparin but only equal efficacy. As a result of this study, Biogen halted development of bivalirudin and outlicensed the compound earlier in 1997 to The Medicines Co. The Company anticipates bivalirudin will have a relatively high cost of goods. An improved manufacturing process for bivalirudin with a lower cost of goods has been reported, and may become a competitive factor should the product be approved for marketing. Bivalirudin has been submitted to the FDA for approval for use in percutaneous transluminal coronary angioplasty ("PTCA") based on the previous Phase III trial. On October 26, 1998, an FDA advisory committee declined to recommend approval of bivalirudin for PTCA.

     A hirudin compound, Refludan(R) (lepirudin), from HMR has received approval in Europe and the U.S. for HIT. On March 11, 1998, HMR received marketing clearance for Refludan(R) in the U.S. Refludan(R) is also in development as an adjunct to thrombolytic therapy in AMI. Another hirudin compound, Revasc(R), from RPR has been studied in two large Phase III trials for AMI and unstable angina. Both trials, TIMI-9 and GUSTO II, were halted in late 1994 due to increased hemorrhagic stroke. Both trials resumed with reduced Revasc(R) dosing. The bleeding complications with Revasc(R) may handicap the product in the marketplace. As a result, development of Revasc(R) for acute coronary syndrome has been halted. Revasc(R) has received marketing clearance in Europe for use in deep venous thrombosis. A third hirudin compound, pegylated-hirudin from Knoll AG ("Knoll") has begun Phase II development in acute coronary syndromes.

     If any of the first generation hirudin-like compounds obtain regulatory approval in the U.S. or Canada prior to NOVASTAN(R), these drugs may gain a competitive advantage. Other compounds which may be competitive with NOVASTAN(R) include napsagatran from Hoffmann-La Roche, Inc. and inogatran and malagatran from Astra Pharmaceuticals. These compounds are very similar to NOVASTAN(R) and could have similar pharmacologic profiles. Napsagatran is in Phase II trials for various indications including unstable angina. Inogatran has been tested in a Phase II trial for unstable angina. Malagatran is in early clinical development.

     A defibrinogenating snake venom, viprinex from Knoll may be submitted for approval to the FDA for acute ishemic stroke in the near future. The drug may also be submitted to the FDA for HIT.

     Low Molecular Weight Heparins ("LMWH") are newer forms of heparin and are used in prophylaxis for deep vein thrombosis following orthopedic surgery. Most LMWH's also carry an immunological risk for precipitating HIT, and are contraindicated as therapy in patients with HIT. A low molecular weight heparinoid, Orgaran (danaparoid) from Organon, Inc. has been approved for deep vein thrombosis. Organon, Inc. has conducted trials with this drug in HIT, and an FDA filing for HIT may occur in the future.

     Endothelin Receptor Antagonist. TBC11251 is a small molecule ETA receptor antagonist in Phase II clinical development. A number of other companies including Abbott Laboratories ("Abbott"), Knoll, Bristol-Meyers Squibb and Zeneca Pharmaceuticals have ETA receptor selective antagonist compounds in Phase I/II clinical development. ETA receptor-selective compounds from Abbott and Knoll are in early Phase II development in indications of interest to TBC. The Company believes its compounds are competitive with those from the other companies in terms of bioavailability, half-life and potency.

     Selectin Antagonist. TBC1269 is a small molecule selectin antagonist in Phase II clinical development. Cytel Corporation has developed Cylexin(R), a carbohydrate selectin antagonist in development for inflammatory disease targets. This compound has recently completed Phase IIa trials for coronary reperfusion injury. Although the results of these trials may negatively impact one of the TBC potential indications (coronary reperfusion injury), the results should have no impact on TBC1269's primary indication, asthma. Cytel is currently studying Cylexin(R) in neonatal coronary reperfusion injury and the compound is in Phase II/III development. The Company believes TBC1269 to have advantages over Cylexin(R) in terms of potency and cost of manufacture. Competitive drugs for acute asthma include intravenous steroids such as Solu-Medrol(R). In spite of known side effects and delay in onset, intravenous steroids are available generically and, as such, represent substantial price competition. As for inhaled treatments for chronic asthma, inhaled steroids, cromones (Tilade(R), Intal(R), etc.) and the leukotriene inhibitors including Zyflow(R), Accolate(R) and Singulair(R) represent potential chronic immunomodulator competition.

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

     TBC has established supply arrangements with third-party manufacturers for certain clinical trials and will establish supply arrangements ultimately for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. The Company's long-range plan may involve establishing internal manufacturing of small molecule therapeutics, including the ability to formulate, fill, label, package and distribute its products. Under certain circumstances the Company plans to outsource such manufacturing; however, the Company does not anticipate developing an internal manufacturing capability for some time, nor is it able to determine which of its potential products, if any, will be appropriate for internal manufacturing. The primary factors the Company will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. Pursuant to the SmithKline Agreement, SmithKline has entered into the Mitsubishi Supply Agreement regarding the manufacture and supply of NOVASTAN(R), and the Company will not have any direct responsibility regarding the manufacture and supply of NOVASTAN(R) as it relates to the SmithKline Agreement. See "--Research and Development Collaborations and Licensing Agreements."

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

                                 HUMAN RESOURCES

     As of December 31, 1998, TBC employed 84 individuals. TBC had 69 employees engaged directly in research and development activities and 15 in general and administrative positions. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

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

     Ferid Murad, M.D., Ph.D. is Professor and Chairman of the Department of Integrative Biology and Pharmacology at the University of Texas-Houston Medical School and the Director of the Institute of Molecular Medicine. Dr. Murad has received many honors including the Nobel Prize in Medicine in 1998, Ciba Award in 1988 and the Albert and Mary Lasker Award in Basic Medical Research in 1996. He is also a member of many professional and honorary societies and is the author or co-author of more than 300 scientific articles.

     Joseph F. Sambrook, Ph.D. is a Professor of Pathology at Melbourne University, Australia and Director of Research at Peter MacCallum Cancer Institute. He is a member of various honorary and professional societies, editorial boards and is the author of more than 150 scientific articles. Professor Sambrook previously worked for 20 years in the U.S. where he served on many blue ribbon government and non-government committees.

     Ajit Varki, M.D. has been a Professor of Medicine since 1991 and is currently serving in that position as well as leader of the glycobiology program at the University of California, San Diego. Dr. Varki served as Instructor in Medicine at Washington University School of Medicine from 1980 to 1982. He also served as Assistant Professor of Medicine from 1982 to 1987 and as Associate Professor of Medicine from 1987 to 1991 at the University of California, San Diego. In 1975, Dr. Varki received an M.D. from Christian Medical College and his Post-Doctorate in Biochemistry from Washington University from 1979 to 1982. He is a member of various professional societies and has won numerous awards since 1969. He is currently president of the American Society for Clinical Investigation. Dr. Varki is the author or co-author of 160 scientific publications.

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

ITEM 2.  PROPERTIES

         TBC leases 29,300 square feet of office and laboratory space in Houston, Texas, including a 16,671 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development and administrative offices, storage space and additional offices for scientists. The Company signed a letter of intent to lease approximately 8,591 square feet of additional space within its building to begin during 1999. The Company's lease expires in December 2000 and includes a renewal option. The Company may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials and has an option on additional space in its present facility. The Company believes that these facilities are adequate for its present needs.

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

     On March 28, 1995, a second class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. In their complaint, the plaintiffs have sued the Company alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as Amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission (the "Commission"). Plaintiffs named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker. On June 6, 1996, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in this litigation.

     On August 14, 1995, the Judicial Panel on Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the related actions pending there. In light of the transfer and consolidation, the Company requested that the New York Court reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by the other defendant companies for which D. Blech & Co. acted as underwriter. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in the case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. On February 3, 1999, the New York Court certified the action as a class action. The Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of TBC's stockholders during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The Common Stock and redeemable Common Stock purchase warrants trade separately on the AMEX under the symbols TXB and TXB.WS, respectively.

                                                  COMMON STOCK               PUBLIC WARRANTS
                                                 ---------------             ---------------
                                                 HIGH        LOW             HIGH        LOW
                                                 ----        ---             ----        ---
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

     YEAR ENDED DECEMBER 31, 1998
       First Quarter                             7 13/16     5 3/8           1 1/2       9/16
       Second Quarter                            9 1/2       3 3/4           2 3/4       1/8
       Third Quarter                             6           2 9/16            5/8       1/8
       Fourth Quarter                            5 1/4       2 7/16            3/4       1/16

     As of March 19, 1999 there were approximately 557 holders of record of Common Stock of the Company and approximately 11,000 beneficial holders. In addition, there were approximately 18 holders of record of the Public Warrant and approximately 1,700 beneficial holders. The Company has never paid dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any future earnings and capital for use in its business.

                     RECENT SALES OF UNREGISTERED SECURITIES

Previously reported in Form 10-Qs.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 1998 and are derived from the Company's audited financial statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

                                                                             YEARS ENDED
                                                                             DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                   1998           1997           1996           1995            1994
                                               ------------   ------------   ------------   ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $  2,251,681   $ 16,907,780   $  5,405,776   $  7,234,002    $  4,718,785
                                               ------------   ------------   ------------   ------------    ------------
Expenses:
   Research and development..................    14,122,671     16,833,135     22,251,895     14,949,822       8,936,004
   Charge for purchase of in-process
       research and development..............       133,875      1,075,191           --        2,061,383       6,404,227
   General and administrative................     4,597,014      5,759,792      4,067,505      4,693,019       3,992,183
   Restructuring and impairment of
       intangible assets.....................          --             --          421,165        643,750            --
                                               ------------   ------------   ------------   ------------    ------------
      Total expenses                             18,853,560     23,668,118     26,740,565     22,347,974      19,332,414
                                               ------------   ------------   ------------   ------------    ------------

Other income:
    Interest income.........................      2,087,707      1,122,900        898,039      1,200,921       1,011,251
    Interest expense........................           --             --             --           (1,068)         (1,315)
    Other...................................           --            2,253           --             --              --
                                               ------------   ------------   ------------   ------------    ------------
Total other income                                2,087,707      1,125,153        898,039      1,199,853       1,009,936
                                               ------------   ------------   ------------   ------------    ------------

Net loss...................................    $ 14,514,172   $  5,635,185   $ 20,436,750   $ 13,914,119    $ 13,603,693

Preferred dividend requirement.............           1,690      1,153,282           --             --              --
Net loss applicable to common shares.......      14,515,862      6,788,467     20,436,750     13,914,119      13,603,693
Net loss per common share (1)                  $       0.43   $       0.24   $       0.87   $       0.83    $       0.97
                                               ============   ============   ============   ============    ============
Weighted average common shares
   used to compute net loss per common share     33,930,276     27,745,700     23,616,033     16,748,995      14,018,269
                                               ============   ============   ============   ============    ============

                                                       DECEMBER 31,
                           -------------------------------------------------------------------
                              1998          1997          1996          1995          1994
                           -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Working capital            $29,907,191   $42,815,413   $10,109,803   $11,927,296   $22,930,263
Total assets                36,105,980    48,798,282    18,180,121    18,926,499    31,192,345
Stockholders' equity        33,236,220    46,167,066    13,627,406    15,710,125    27,557,596


---------------------------

(1) For information concerning calculation of net loss per share, see Note 1(g) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Since its inception in 1989, the Company has primarily devoted its resources to fund drug discovery research and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $84.6 million from inception to December 31, 1998. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans, which have raised an aggregate of $21.3 million in net proceeds, the IPO which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of 5% Preferred Stock on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering which closed during October 1997 and raised approximately $26.7 million in net proceeds.

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

     The Company signed a collaborative agreement with Synthelabo on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3.0 million. In addition, Synthelabo paid $3.0 million annually in research payments for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain NOVASTAN(R) clinical data. Over the life of the agreements TBC may receive as much as $2.92 million, of which $2.88 million has been received as of December 31, 1998.

     During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chemical. LG Chemical purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $4.1 million has been paid and $1.0 million will be paid on each of June 30 and December 31, of 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

     In August 1997, the Company entered into the SmithKline Agreement whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to a total of $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and AMI. Future milestone payments for the AMI indication are subject to SmithKline's agreement to market NOVASTAN(R) for such indication. In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering which closed during October, 1997. At this time, SmithKline has no plans to conduct development work for the AMI and stroke indications. TBC is evaluating the feasibility of development of NOVASTAN(R) for stroke and possibly AMI.

     The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS


     Revenues were $2,251,681, $16,907,780 and $5,405,776 during 1998, 1997 and
1996, respectively. For the years 1997 and 1996, respectively, revenues included $7,500 and $8,939 of product sales from the Company's subsidiary IPI. For the years 1998, 1997 and 1996, revenues also included $2,251,681, $16,900,280 and
$5,395,110 from research agreements, commercialization agreements and collaborations with various other companies. Revenues from research agreements in 1998 includes research payments from LG Chemical, in 1997 includes research payments from LG Chemical, a license fee of $8,500,000 and a milestone payment of $5,000,000 and in 1996 includes $2.6 million in research payments from Synthelabo and $2.3 million for data supplied to Synthelabo. Interest income was $2,087,707, $1,122,900 and $898,039, for the years 1998, 1997 and 1996, respectively. Interest income for the year 1998 was significantly higher over 1997 and 1996 due to investment of funds received in conjunction with the SmithKline Agreement and a secondary public offering of common stock completed in October 1997.
         Research and development expenses decreased 16% from $16,833,135 in 1997 to $14,122,671 in 1998 and decreased 24% from $22,251,895 in 1996 to
$16,833,135 in 1997. The decrease from 1997 to 1998 was due primarily to reduced spending for clinical trials for NOVASTAN(R) that were completed in 1998 and one-time charges during 1997 associated with the license of NOVASTAN(R). The decrease from 1996 to 1997 was primarily due to the decrease in expenses related to the clinical trials of NOVASTAN(R).

     Non cash charges for the purchase of in-process research and development decreased from $1,075,191 in 1997 to $133,875 in 1998 because of Common Stock issued pursuant to the NOVASTAN(R) license agreement and a research collaboration agreement signed in 1998, respectively.

     In 1996 the Company charged $421,165 to expense for costs related to restructuring IPI.

     General and administrative expenses decreased 20% from $5,759,792 in 1997 to $4,597,014 in 1998 and increased 42% from $4,067,505 in 1996 to $5,759,792 in
1997. The decrease in 1998 from 1997 and increase in 1997 over 1996 was primarily because of a $952,919 noncash charge related to the 1997 extension of the exercise period for certain stock options and an increase in 1997 legal fees related to patent applications for TBC's compounds.

     Rent and related building services, which is a component of both research and development and general and administrative expense, was approximately $958,000 in 1998, $956,000 in 1997 and $1,025,000 in 1996. The decrease of approximately $69,000 in 1997 from 1996 was primarily due to the consolidation of IPI into TBC and the termination of the lease for the IPI facility.

     The Company incurred net losses applicable to common shares of $14,515,862, $6,788,467 and $20,436,750 for the years ended December 31, 1998, 1997 and 1996, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) license fees and milestone and research payments received in conjunction with research and collaborative agreements, and (iv) investment income, net of interest expense. During 1998, the Company utilized net cash of $13,951,755 in operating activities. The use of cash in operations was caused primarily by the Company's net loss. Investing and financing activities primarily reflect the utilization of $5,925,269 in net proceeds from the 1997 private placement of the preferred stock and $26,687,521 in net proceeds from the secondary public offering of Common Stock, net of purchases and redemptions of short term investments during 1998. In addition, $1,415,640 was provided by exercise of warrants and stock options. At December 31, 1998, the Company had cash, cash equivalents, short-term investments and long-term investments of $30,376,002.

     The Company expects to incur substantial research and development expenditures as it designs and develops small molecule drugs for vascular diseases. The Company anticipates that operating expenses may increase during 1999 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1999 due to expenses associated with the amendment of the new drug application with the FDA for NOVASTAN(R) and costs associated with additional clinical and regulatory work being completed for NOVASTAN(R). The Company also began incurring clinical trial costs in 1997 for the compounds TBC11251 and TBC1269 and is continuing its clinical trials for these compounds during 1999. In 1999, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

     The Company anticipates that its existing capital resources, research payments from LG Chemical and its other revenue sources should be sufficient to fund its cash requirements through the second quarter of the year 2000. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the development and commercialization of NOVASTAN(R), the level of research, development and clinical trial expenditures for TBC11251, TBC1269 and other compounds, results of clinical trials, the costs and timing of regulatory approvals (including NOVASTAN(R)), the success of sales and marketing efforts for NOVASTAN(R), if approved by the FDA, the exercise of the Company's publicly traded warrants, if any, which expire on September 30, 1999 and are presently not "in the money", and the timing and terms of future corporate collaborations, if any, entered into by the Company. If the Company does not receive timely FDA approval for NOVASTAN(R), or such approval is significantly delayed or if NOVASTAN(R) cannot be successfully marketed after FDA approval, the Company will need to re-examine the use of its existing capital resources. No assurances can be given that the Company will be able to continue its research and development programs at currently anticipated levels. Moreover, TBC's agreement with Synthelabo requires the Company to maintain a "net worth", as defined in the agreement, of at least $5.0 million during the term of the agreement. If the Company fails to maintain at least $5.0 million of "net worth", Synthelabo may require that the technology, as defined in the agreement, be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo. The outcome of certain lawsuits that have been filed against the Company could also have an impact on liquidity. See
Part I, Item 3.
Legal Proceedings.

     The Company anticipates that it may need to raise substantial funds for future operations through collaborative arrangements, public or private issuance of debt and equity, or other arrangements. These financings could result in the issuance of equity securities which dilute the existing holders of the Company's Common Stock. The Company expects that as additional product candidates enter clinical trials, the Company may incur increased expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain such additional financings or establish corporate collaborations on acceptable terms or in time to fund its research and development programs. It is likely that the Company's ability to raise additional funds will be adversely affected by unfavorable results of its clinical trials and the failure to obtain regulatory approvals for its product candidates, including NOVASTAN(R). In the event such financing is not obtained, the Company's drug discovery or development programs may be delayed, scaled back or eliminated. The Company may also be required in this event to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that it would not otherwise relinquish.

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

                                 YEAR 2000 ISSUE

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with imbedded technology that are time-sensitive, such as computer systems, related software, research equipment, alarm systems and telephone systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process data, and may materially impact the Company's financial condition.

     The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company is in the process of assessing its state of readiness. Presently, the Company has reviewed its scientific equipment, computer systems and related software to identify systems which may exhibit Y2K issues. This review was performed by internal teams from various disciplines within the Company. These teams evaluated the Company's equipment, computer systems and software for Y2K issues and is currently performing testing to insure proper operation after January 1, 2000. If necessary, specific remediation plans will be developed for non-compliant items after testing is completed. As a part of this review the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company and its licensee, SmithKline Beecham plc are dependent upon Mitsubishi Chemical Corporation for supply of bulk NOVASTAN(R) for clinical trial material and for its inventory needs should the FDA approve the compound for marketing. The Company has received communication from Mitsubishi Chemical Corporation which states that it has undertaken to become Y2K compliant. Any Y2K issues which would result in significant interruptions of delivery schedules could have a material effect on the Company's operations. However, the Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect the Company's operations.

     The Company has developed a contingency plan to address potential Y2K issues. This contingency plan addresses problems that the Company may encounter after January 1, 2000 and will be updated to include issues identified during the course of its remediation efforts and reasonably foreseeable problems that may arise as a result of Y2K, including, but not limited to computer hardware and software and research equipment. The contingency plan will be continually refined as additional information becomes available. However, it is unlikely that any contingency plan can fully address all events that may arise.

     The Company estimates that the costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. The Company's current estimate of Y2K remediation costs is approximately $50,000 which may be revised should other remediation costs be discovered in the review of Y2K issues. However, the failure to discover or correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operation, liquidity and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company required to be included in this
Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

                            NAME                    AGE                            POSITION
                            ----                    ---                            --------
John M. Pietruski (1)(2).........................   66    Chairman of the Board of Directors
David B. McWilliams (1)..........................   55    President, Chief Executive Officer and Director
Richard A. F. Dixon, Ph.D. (1)...................   45    Vice President, Research and Director
John McMurdo, M.D................................   58    Vice President, Clinical Development and Regulatory Affairs
Stephen L. Mueller...............................   51    Vice  President,  Finance  and  Administration,
                                                          Secretary and Treasurer
Pamela M. Murphy.................................   48    Vice President, Corporate Communications
Joseph M. Welch..................................   58    Vice President, Business Development
James T. Willerson, M.D. (1)(3)..................   59    Chairman of the Scientific Advisory Board and Director
Ron J. Anderson, M.D. (3)........................   52    Director
Frank C. Carlucci (2)............................   68    Director
Robert J. Cruikshank (3).........................   68    Director
James A. Thomson, Ph.D. (2)......................   54    Director

(1)      Member, Executive Committee of the Board of Directors

(2)      Member, Compensation and Personnel Committee of the Board of Directors

(3)      Member, Audit Committee of the Board of Directors

       The additional information requested by this item will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1999 Annual Meeting of Stockholders to be held on May 4, 1999 and is incorporated by reference from the sections titled "Election of Directors" and "Other Information - Executive Officers and - Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

       The information requested by this item is incorporated by reference from the section titled "Other Information Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information requested by this item is incorporated by reference from the section titled "Other Information Principal Stockholders" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information requested by this item is incorporated by reference from the sections titled Other Information Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999.

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

                                                                                                            PAGE
                                                                                                            ----
              Independent Auditors' Report                                                                   F-1

              Consolidated Balance Sheets as of December 31, 1998 and 1997                                   F-2

              Consolidated Statements of Operations for the years ended December 31, 1998, 1997
              and 1996                                                                                       F-3

              Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1998, 1997 and 1996                                                               F-4

              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
              and 1996                                                                                       F-6

              Notes to Consolidated Financial Statements                                                     F-7

         2.     INDEX TO EXHIBITS

         Information with respect to this Item is contained in the attached Index to Exhibits.

         The Company will furnish a copy of any one or more of these exhibits to a shareholder who so requests upon receipt of payment for the cost of duplication and mailing the requested items.

     (b)   REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     All schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or notes thereto.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON THE 25TH DAY OF MARCH, 1999.

                                     TEXAS BIOTECHNOLOGY CORPORATION

                                By:  /s/ STEPHEN L. MUELLER
                                   ---------------------------------------------
                                              Stephen L. Mueller
                                    Vice President, Finance and Administration,
                                           Secretary and Treasurer

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 25TH DAY OF MARCH, 1999.

                      SIGNATURE                                               TITLE
                      ---------                                               -----
                /s/ JOHN M. PIETRUSKI                          Chairman of the Board of Directors
-------------------------------------------------------
                  John M. Pietruski


               /s/ DAVID B. MCWILLIAMS                         Director, President and Chief Executive Officer
-------------------------------------------------------
                 David B. McWilliams                           (Principal Executive Officer)


                /s/ RICHARD A.F. DIXON                         Director and Vice President, Research
-------------------------------------------------------
              Richard A.F. Dixon, Ph.D.


                /s/ STEPHEN L. MUELLER                         Vice President, Finance and Administration,
-------------------------------------------------------
                  Stephen L. Mueller                           Secretary and Treasurer
                                                               (Principal Financial and Accounting Officer)

                 /s/ RON J. ANDERSON                           Director
-------------------------------------------------------
                Ron J. Anderson, M.D.


                /s/ FRANK C. CARLUCCI                          Director
-------------------------------------------------------
                  Frank C. Carlucci


               /s/ ROBERT J. CRUIKSHANK                        Director
-------------------------------------------------------
                 Robert J. Cruikshank


                 /s/ JAMES A. THOMSON                          Director
-------------------------------------------------------
               James A. Thomson, Ph.D.


                /s/ JAMES T. WILLERSON                         Director
-------------------------------------------------------
               James T. Willerson, M.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Biotechnology Corporation:


We have audited the accompanying consolidated balance sheets of Texas Biotechnology Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Biotechnology Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                     KPMG LLP


Houston, Texas
February 12, 1999

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1998             1997
                                                                             ------------    ------------
Current assets:
     Cash and cash equivalents                                               $  4,176,911    $ 14,323,573
     Short-term investments                                                    20,407,146      29,383,791
     Long-term investments                                                      5,791,945              --
     Other current receivables                                                  1,426,959       1,175,280
     Prepaid expenses                                                             963,590         553,585
     Other current assets                                                          10,400          10,400
                                                                             ------------    ------------
          Total current assets                                                 32,776,951      45,446,629

Equipment and leasehold improvements, at cost less
     accumulated depreciation and amortization (note 5)                         3,269,438       3,292,062

Other assets                                                                       59,591          59,591
                                                                             ------------    ------------
          Total assets                                                       $ 36,105,980    $ 48,798,282
                                                                             ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                        $  1,209,853    $  1,006,145
     Accrued expenses                                                           1,659,907       1,625,071
                                                                             ------------    ------------
          Total current liabilities                                             2,869,760       2,631,216

Commitments and contingencies (notes 6, 7, 8, 9, 10 and 13)                            --              --

Stockholders' equity (notes 2, 3 and 6):
     Preferred stock, par value $.005 per share. At December 31, 1998,
          5,000,000 shares authorized; none outstanding. At December 31,
          1997, 5,000,000 shares authorized, 300 shares issued and
          outstanding.                                                                 --               2
     Common stock, par value $.005 per share. At December 31, 1998,
          75,000,000 shares authorized; 34,128,017 shares issued and outstanding. At December 31, 1997, 75,000,000 shares
          authorized; 33,585,919 shares issued and outstanding.                   170,640         167,929
     Additional paid-in capital                                               117,667,479     116,085,172
     Accumulated deficit                                                      (84,601,899)    (70,086,037)
                                                                             ------------    ------------
          Total stockholders' equity                                           33,236,220      46,167,066
                                                                             ------------    ------------

          Total liabilities and stockholders' equity                         $ 36,105,980    $ 48,798,282
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            1998           1997           1996
                                                        ------------   ------------   ------------
Revenues:
     Research agreements (note 8)                       $  2,251,681   $  8,400,280   $  5,395,110
     License fee income                                           --      8,500,000             --
     Products and services                                        --          7,500          8,939
     Grant revenue                                                --             --          1,727
                                                        ------------   ------------   ------------
          Total revenues                                   2,251,681     16,907,780      5,405,776
                                                        ------------   ------------   ------------

Expenses:
     Research and development                             14,122,671     16,833,135     22,251,895
     Charge for purchase of in-process research
          and development (notes 8, 9)                       133,875      1,075,191             --
     General and administrative                            4,597,014      5,759,792      4,067,505
     Restructuring and impairment charges (note 15)               --             --        421,165
                                                        ------------   ------------   ------------
          Total expenses                                  18,853,560     23,668,118     26,740,565
                                                        ------------   ------------   ------------

          Operating loss                                  16,601,879      6,760,338     21,334,789
                                                        ------------   ------------   ------------
Other income:
     Interest income                                       2,087,707      1,122,900        898,039
     Other                                                        --          2,253             --
                                                        ------------   ------------   ------------
          Total other income                               2,087,707      1,125,153        898,039
                                                        ------------   ------------   ------------

          Net loss                                        14,514,172      5,635,185     20,436,750
          Preferred dividend requirement                       1,690      1,153,282             --
                                                        ------------   ------------   ------------

          Net loss applicable to common shares          $ 14,515,862   $  6,788,467   $ 20,436,750
                                                        ============   ============   ============

Net loss per share basic and diluted                    $       0.43   $       0.24   $       0.87
                                                        ============   ============   ============

Weighted average common shares used to compute
     basic and diluted net loss per share                 33,930,276     27,745,700     23,616,033
                                                        ============   ============   ============


          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1998, 1997 and 1996


                                 PREFERRED STOCK       COMMON STOCK
                                 ----------------   --------------------     ADDITIONAL    DEFERRED                       TOTAL
                                 SHARES               SHARES                  PAID-IN   COMPENSATION    ACCUMULATED   STOCKHOLDERS'
                                 ISSUED    AMOUNT     ISSUED      AMOUNT      CAPITAL      EXPENSE        DEFICIT         EQUITY
                                 ------    ------   ----------    -------    -----------  -----------   -----------    ------------
  Balance at January 1, 1996         --    $   --   17,439,365    $ 87,198  $ 59,540,730   $46,177     $(43,871,626)   $ 15,710,125
                                 ------    ------   ----------    --------  ------------   -------     ------------    -----------

Issuance of common stock and
  warrants through private
  placement, net of expenses         --        --    6,550,990     32,754     12,958,327         --              --      12,991,081
Issuance of common stock for
  stock option exercises             --        --      192,640        963        590,092         --              --         591,055
Issuance of common stock for
  warrant exercises                  --        --       57,274        286        200,173         --              --         200,459
Issuance of common stock to
  LG Chem for cash, net of
  expenses                           --        --    1,250,000      6,250      4,519,009         --              --       4,525,259
Compensation expense related
  to stock options                   --        --           --         --             --     46,177              --          46,177
Net loss                             --        --           --         --             --         --     (20,436,750)    (20,436,750)
                                 ------    ------   ----------   --------   ------------   --------    ------------    ------------
  Balance at December 31, 1996       --    $   --   25,490,269   $127,451   $ 77,808,331   $     --    $(64,308,376)   $ 13,627,406
                                 ------    ------   ----------   --------   ------------   --------    ------------    ------------

Issuance of common stock for
  stock option exercises             --        --       58,841        294        183,925         --              --         184,219
Issuance of common stock for
  warrant exercises                  --        --      548,438      2,742      2,028,206         --              --       2,030,940
Issuance of convertible
  preferred stock through
  private placement,
  net of expenses                 6,000        30           --         --      5,925,239          --             --       5,925,269
Issuance of common stock in
  line of board fees                 --        --        2,944         15         14,900         --              --          14,915
Compensation expense related
  to stock option extensions         --        --           --         --      1,303,094         --              --       1,303,094
Conversion of preferred stock
  into common shares             (5,700)      (28)   1,344,149      6,721        123,872         --              --         130,565
Issuance of common stock to
  SmithKline Beecham plc for
  cash, net of expenses              --        --      176,992        885        964,714         --              --         965,599
Issuance of common stock
  through public offering,
  net of expenses                    --        --    5,750,000     28,750     26,658,771         --              --      26,687,521
Issuance of common stock to
  Genentech pursuant to contra       --        --      214,286      1,071      1,074,120         --              --       1,075,191
Net loss                             --        --           --         --             --         --      (5,635,185)     (5,635,185)
Preferred dividends                  --        --           --         --             --         --        (142,476)       (142,476)
                                 ------    ------   ----------   --------   ------------   --------    ------------    ------------
  Balance at December 31, 1997      300    $    2   33,585,919   $ 167,929  $116,085,172   $     --    $(70,086,037)   $ 46,167,066
                                 ------    ------   ----------   --------   ------------   --------    ------------    ------------


          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                                 PREFERRED STOCK      COMMON STOCK
                                 ---------------   -------------------    ADDITIONAL      DEFERRED                      TOTAL
                                 SHARES              SHARES                PAID-IN     COMPENSATION   ACCUMULATED   STOCKHOLDERS'
                                 ISSUED   AMOUNT     ISSUED     AMOUNT     CAPITAL        EXPENSE       DEFICIT         EQUITY
                                 ------   ------   ----------   ------   -----------   ------------   -----------   -------------
  Balance at December 31, 1997      300   $    2   33,585,919  $167,929  $116,085,172  $          --  $ (70,086,037) $  46,167,066
                                 ------   ------   ----------  --------  ------------  -------------  -------------  -------------
Issuance of common stock for
  stock option exercises             --       --      127,947       640       322,141             --            --         322,781
Issuance of common stock for
  warrant exercises                  --       --      304,850     1,524     1,091,335             --            --       1,092,859
Issuance of common stock in
  lieu of board fees                 --       --        4,506        23        21,876             --            --          21,899
Conversion of preferred stock
  into common shares               (300)      (2)      64,795       324        13,280             --            --          13,602
Issuance of common stock to
  Hedral Therapeutics, Inc.
  pursuant to contract               --       --       40,000       200       133,675             --            --         133,875
Net loss                             --       --           --        --            --             --   (14,514,172)    (14,514,172)
Preferred dividends                  --       --           --        --            --             --        (1,690)         (1,690)
                                 ------   ------   ----------  --------  ------------  -------------  ------------   -------------
  Balance at December 31, 1998       --   $   --   34,128,017  $170,640  $117,667,479  $          --  $(84,601,899)  $  33,236,220
                                 ======   ======   ==========  ========  ============  =============  ============   =============

          See accompanying notes to consolidated financial statements.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1998            1997           1996
                                                                       ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(14,514,172)    (5,635,185)   (20,436,750)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Write-off of deferred offering costs related
           to delayed offering                                                  ---            ---         24,140
         Depreciation and amortization                                      806,251        751,397        759,328
         Charge for purchase of in-process research and development         133,875      1,075,191            ---
         Expenses paid with stock                                            21,899         14,914            ---
         Compensation expense related to stock options                          ---      1,303,094         46,177
         Preferred dividends payable not included in net loss                11,912        (11,912)           ---
         Loss on disposition of fixed assets                                 11,620            ---          7,056
   Change in operating assets and liabilities, net of
      effect of acquisition:
      (Increase) decrease in prepaid expenses                              (410,005)        (6,833)         7,456
      Increase in other current receivables                                (251,679)      (462,205)           ---
      Decrease (increase) in other current assets                               ---          2,000        (55,584)
      Increase in other assets                                                  ---            ---        (33,594)
      Increase (decrease) in current liabilities                            238,544     (1,296,499)     1,361,451
      Decrease in deferred revenue                                              ---       (625,000)       (25,110)
                                                                       ------------    -----------    -----------
         Net cash used in operating activities                          (13,951,755)    (4,891,038)   (18,345,430)
                                                                       ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                       (798,247)      (585,446)      (494,965)
   Proceeds from disposition of equipment and leasehold improvements          3,000            ---         27,400
   Purchase of long-term investments                                     (5,791,945)           ---            ---
   Purchase of short-term investments                                   (48,600,008)   (39,163,424)   (31,176,391)
   Maturity of short-term investments                                    57,455,360     21,537,653     28,109,406
   Decrease (increase) in interest receivable included in short-term
      and long-term investments                                             121,293       (495,727)           ---
                                                                       ------------    -----------    -----------
         Net cash provided by (used in) investing activities              2,389,453    (18,706,944)    (3,534,550)
                                                                       ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                  ---     26,687,521     18,307,855
   Proceeds from sale of preferred stock, net                                   ---      5,925,269            ---
   Proceeds from sale of common stock option and
      warrant exercises, net                                              1,415,640      3,180,766            ---
   Cost of delayed offering                                                     ---            ---        (24,140)
                                                                       ------------    -----------    -----------
         Net cash provided by financing activities                        1,415,640     35,793,556     18,283,715
                                                                       ------------    -----------    -----------
      Net (decrease) increase in cash and cash equivalents              (10,146,662)    12,195,574     (3,596,265)
Cash and cash equivalents at beginning of year                           14,323,573      2,127,999      5,724,264
                                                                       ------------    -----------    -----------
Cash and cash equivalents at end of year                               $  4,176,911     14,323,573      2,127,999
                                                                       ============    ===========    ===========
Supplemental schedule of noncash financing activities:
   issuance of Common Stock for research and development and
   services (see notes 3, 8 and 9)                                     $    155,774      1,090,105            ---
                                                                       ============    ===========    ===========

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

              The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than small amounts of monoclonal antibody compounds and services produced and sold by IPI, the Company has not developed or sold any products, and no assurance can be given that the Company will be able to develop, manufacture or market any products in the future. In addition, no assurance exists that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to complete its research and development programs or market any products which it may develop.

       (b)    Basis of Consolidation

              The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPI. All material intercompany transactions have been eliminated. The Company's consolidated financial statements include the activity related to IPI since August 1, 1994.

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At December 31, 1998, approximately $89,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months. At December 31, 1998, the Company's short-term investments consisted of approximately $4,483,000 in Government Agency Discount Notes and Bonds and $15,924,000 in Corporate Commercial Paper. Long-term investments consist of approximately $5,792,000 in Government Agency bonds with an original maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. In connection with the adoption of Financial Accounting Standards Statement 115, the Company classified all short-term investments and long-term investments as held to maturity.

       (d)    Equipment and Leasehold Improvements

              Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is provided on the straight-line method over the estimated useful

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              lives of the respective assets (3 to 10 years). Amortization of leasehold improvements is provided on the straight-line method over the remaining minimum lease term.

       (e)    Intangible Assets

              Intangible assets are amortized on a straight line basis over ten years.

       (f)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the year ended December 31, 1998, 1997 and 1996, totaled approximately $6,286,000, $5,645,000 and $6,233,000, respectively, of which approximately $4,725,000, $4,262,000 and $4,893,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed as incurred.

       (g)    Net Loss Per Common Share

              Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding during the period. For the years 1998, 1997 and 1996, there were no common equivalent shares used in the calculation of weighted average common shares outstanding. Preferred dividend requirements for the period ended December 31, 1997 included $142,476 of accrued dividends and, pursuant to a Securities and Exchange Commission Staff Position, deemed dividends attributable to the conversion discount factor at issuance of the Preferred Stock of $1,010,806. For the years ended December 31, 1998, 1997 and 1996, the weighted average common shares used to compute basic net loss per common share totaled 33,930,276, 27,745,700 and 23,616,033, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

       (h)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the December 31, 1998 presentation with no effect on net loss previously reported.

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

(2)    CAPITAL STOCK

       In December, 1993, the Company completed an initial public offering comprised of 4,082,500 units, each unit consisting of one share of Common Stock (par value $.005 per share) and one warrant to purchase one share of Common Stock. Proceeds to the Company were approximately $24.2 million, net of selling expenses of approximately $3.3 million. The securities included in the unit subsequently separated into its Common Stock and warrant components. The warrants are exercisable at $8.44 per share. On December 13, 1998, the expiration date of the warrants was extended from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. The warrants are redeemable for $.05 per warrant, at the option of the Company, upon 30 days' prior written notice at any time after the last sale price of the Common Stock has been at least $11.82 for 30 consecutive business days ending within 15 days of the date of the notice of redemption. All of the warrants must be redeemed if any are redeemed. The underwriter received approximately $2.9 million in commissions and expense reimbursement and purchased options to purchase 355,000 units at an exercise price of $11.14. These options were sold for $.001 each and expired on December 15, 1998.

       In February, 1996, the Company completed a private placement of Common Stock. The Company issued 6,550,990 shares of Common Stock at $2.125 per share with proceeds of approximately $13.0 million, net of selling commissions and expenses of approximately $900,000. In connection with the private placement, the Company paid selling commissions of $759,283 and issued 730,461 warrants to purchase Common Stock. These warrants expire on February 13, 2001, with exercise prices of between $3.05 and $4.58 per share. The resale of the underlying Common Stock is subject to certain registration rights.

       On October 10, 1996 the Company signed a strategic alliance agreement and Common Stock purchase agreement with LG Chemical, Ltd. ("LG Chemical"), a Korean corporation. In conjunction with the agreement, LG Chem purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. The Company's agents in the contract negotiations received $420,000 in commissions and 113,636 warrants to purchase Common Stock, expiring on October 10, 2001, exercisable at $4.40 per share with the resale of the underlying Common Stock being subject to certain piggyback registration rights.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock ("the 5% Preferred"), which provided net proceeds to the Company of approximately $5.9 million. The 5% Preferred was convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date. A total of 6,000 shares of 5% Preferred were sold at a price of $1,000 per share to two institutional investors. As of December 31, 1998, 6,000 shares of the 5% Preferred and accrued dividends of $144,166 on such shares have been converted into 1,408,944 shares of Common Stock.

       During August, 1997 the Company sold 176,992 shares of Common Stock for $1 million less commissions and expenses of approximately $34,000 pursuant to a commercialization agreement. See note 10.

       In October, 1997 the Company sold 5,750,000 shares of Common Stock for $5.00 per share pursuant to an underwritten secondary public offering. The net proceeds to the Company for the 5,750,000 shares sold were approximately $26.7 million after deducting selling commissions and expenses of approximately $2.1 million related to the offering.

       In addition, during October, 1997 the Company issued 214,286 shares of Common Stock and a warrant to purchase 142,858 shares of Common Stock exercisable at $14.00 per share until October 9, 2004, pursuant to a license agreement. See note 9.

(3)    STOCK OPTIONS AND WARRANTS

       The Company has in effect the following stock option plans:

       The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 219,397 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

       The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,427,507 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

       The Amended and Restated Stock Option Plan for Non-Employee Directors ("Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 34,242 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. No new issuances are being made under the Director Plan.

       The Amended and Restated 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,978,149 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 289,091 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. In June 1996, the 1995 Director Plan was amended with respect to the election date requirement for a director to request stock in lieu of cash payment of director fees.

       During December, 1996, the Compensation and Personnel Committee of the Board of Directors authorized the extension of options originally granted for a five year period to ten years upon election by individual option holders. During 1997, option holders elected to extend 1,022,833 options, originally expiring during 1997, 1998, 1999 and 2000, for an additional five years. Accordingly, the Company recorded a non-cash charge of $1,303,094 during 1997. Of the total, approximately $350,000 was charged to research and development expenses and the remainder to general and administrative expenses for the difference between the original option exercise price and fair market value as of the effective date of election.

       During March, 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the "1999 Plan"). This plan allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 1,000,000 shares of Common Stock are to be reserved for issuance out of the authorized but unissued shares of the Company. The 1999 Plan is subject to approval of the stockholders at the Company's annual meeting in 1999.

       A summary of stock options as of December 31, 1998, follows:


                             Exercise Price                            Exercised/                 Available
       Stock Option Plans      Per Share    Authorized    Outstanding    Other      Exercisable   for Grant
       -------------------   -------------   ----------   ----------   ----------   ----------   ----------
       1990 Plan             $1.38 - $5.59      285,715      175,024       66,318      166,611       44,373

       1992 Plan             $1.41 - $5.36    1,700,000    1,179,554      272,493    1,154,063      247,953

       Director Plan         $3.50 - $4.54       71,429       34,242       37,187       34,242         --

       1995 Plan             $1.31 - $8.13    2,000,000    1,770,469       21,851      659,828      207,680

       1995 Director Plan    $1.38 - $5.69      300,000      174,005       10,909      126,505      115,086

                                             ----------   ----------   ----------   ----------   ----------
                    TOTALS                    4,357,144    3,333,294      408,758    2,141,249      615,092
                                             ==========   ==========   ==========   ==========   ==========

       The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company has recorded deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to certain options granted in the period subsequent to May 27, 1993 and prior to the initial public offering. Such amount totaled $287,158, of which the remaining balance of $46,177 was expensed during 1996. Had compensation costs for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's proforma net loss and proforma net loss applicable to

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       common shares for the year ended December 31, 1998 would have been $16,758,119 and $0.49, respectively and for December 31, 1997 would have been $9,438,748 and $0.34, respectively, for December 31, 1996 would have been $21,057,088 and $0.89, respectively.

       The fair value of options granted during the years ended December 31, 1998, 1997 and 1996 for employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 4.45 and 6.65 percent, expected life of between 2 and 8 years, expected volatility of between 69 and 75 percent and no dividends.

       A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and the changes during the years then ended is presented below:

                                                                                           WEIGHTED-AVERAGE
                                                                         OPTIONS            EXERCISE PRICE
                                                                      ------------         -----------------
           Outstanding at January 1, 1996.........................       2,055,431             $ 2.90

           Granted................................................         600,102               4.42
           Canceled...............................................        (294,129)              3.52
           Exercised..............................................        (192,640)              3.07
                                                                      -----------

           Outstanding at December 31, 1996.......................       2,168,764               3.22

           Granted................................................       1,682,909               4.34
           Canceled...............................................        (986,534)              3.13
           Exercised..............................................         (58,841)              3.32
           Prior Period Adjustments...............................          55,718               ---
                                                                      ------------

           Outstanding at December 31, 1997.......................       2,862,016               3.85

           Granted................................................         850,025               6.41
           Canceled...............................................        (250,800)              5.60
           Exercised..............................................        (127,947)              2.52
                                                                      ------------

           Outstanding at December 31, 1998.......................       3,333,294             $ 4.42
                                                                      ============

                                                                    December 31,         December 31,        December 31,
                                                                        1998                 1997                1996
                                                                    ------------         ------------        ------------
           Weighted-average fair value of options granted
           during the period at an exercise price equal to
           market at issue date...................................     $ 4.06               $ 3.45              $ 2.72

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The following tables summarize information about the Company's stock options outstanding as of December 31, 1998, 1997 and 1996, respectively:

                                               Weighted          Weighted                          Weighted
                              Options           Average           Average          Options          Average
             Option         Outstanding        Remaining      Exercise Price     Exercisable    Exercise Price
         Exercise Price   as of 12/31/98   Contractual Life   of Outstanding   as of 12/31/98   of Exercisable
         --------------   --------------   ----------------   --------------   --------------   --------------
         $1.31 - $3.50      1,141,454              4.27           $2.23          1,126,954           $2.21

         $3.51 - $5.88      1,640,190              7.21           $5.01            976,128           $4.95

         $5.89 - $8.13        551,650              9.17           $7.20             38,167           $7.19

                          -----------                                          -----------
         $1.31 - $8.13      3,333,294              6.53           $4.42          2,141,249           $3.55

                                               Weighted          Weighted                          Weighted
                              Options           Average           Average          Options          Average
             Option         Outstanding        Remaining      Exercise Price     Exercisable    Exercise Price
         Exercise Price   as of 12/31/97   Contractual Life   of Outstanding   as of 12/31/97   of Exercisable
         --------------   --------------   ----------------   --------------   --------------   --------------
         $1.31 - $3.50      1,222,528              5.16           $2.17          1,047,958           $2.28

         $3.51 - $5.88      1,639,488              7.94           $5.09            573,482           $4.75

                          -----------                                          -----------
         $1.31 - $5.88      2,862,016              6.75           $3.85          1,621,440           $3.16

                                               Weighted          Weighted                          Weighted
                              Options           Average           Average          Options          Average
             Option         Outstanding        Remaining      Exercise Price     Exercisable    Exercise Price
         Exercise Price   as of 12/31/96   Contractual Life   of Outstanding   as of 12/31/96   of Exercisable
         --------------   --------------   ----------------   --------------   --------------   --------------
         $1.31 - $3.50      1,238,673              4.39           $2.18            727,483           $2.56

         $3.51 - $5.36        930,091              6.53           $4.61            241,750           $4.94

                          -----------                                          -----------
         $1.31 - $5.36      2,168,764              5.31           $3.22            969,233           $3.15

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The fair value of warrants issued during the years ended December 31, 1998, 1997 and 1996 for other than employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 6.06 and 6.51 percent, expected life of between 3 and 7 years, expected volatility of between 69 and 74 percent and no dividends. No new warrants were issued during 1998 for either employee or non-employee services. Several existing warrants were exchanged by the original holder for the benefit of a new holder with terms identical to those of the original.

       The following table summarizes the status of the Company's warrants as of December 31, 1998, 1997 and 1996, and changes during the periods then ended is presented below:

                                                                                         WEIGHTED-AVERAGE
                                                                         WARRANTS         EXERCISE PRICE
                                                                      --------------     ----------------
           Outstanding at January 1, 1996.........................       4,712,066           $ 7.78

           Issued.................................................         844,097             3.89
           Forfeited..............................................           ---             ------
           Canceled...............................................        (124,732)            3.93
           Exercised..............................................         (57,274)            3.50
           Reissued...............................................         116,384             3.88
                                                                       -----------

           Outstanding at December 31, 1996.......................       5,490,541             7.23

           Issued.................................................         142,858            14.00
           Forfeited..............................................           ---             ------
           Canceled...............................................        (356,453)            3.60
           Exercised..............................................        (549,095)            3.69
           Reissued...............................................         356,453             3.60
                                                                        ----------

           Outstanding at December 31, 1997.......................       5,084,304             7.80

           Issued.................................................           ---             ------
           Forfeited..............................................         (40,662)            3.50
           Canceled...............................................      (4,366,218)            8.14
           Exercised..............................................        (304,850)            3.58
           Reissued...............................................       4,283,398             8.13
                                                                       -----------

           Outstanding at December 31, 1998.......................       4,655,972           $ 8.10
                                                                       ===========

       On November 12, 1998, the Company announced an extension of the exercise period of the Company's publicly traded redeemable common stock purchase warrants from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. These publicly traded warrants comprise 3,995,394 of the 4,655,972 warrants outstanding at December 31, 1998. The exercise price of $8.44 remains unchanged. The publicly traded warrants are redeemable for $.05 per warrant, at the option of the Company, upon 30 days prior written notice at any time after the last sale price of the Common Stock has been at least $11.82 for 30 consecutive business days ending within 15 days of the date of the notice of redemption. All of the warrants must be redeemed if any are redeemed.

       In addition, at December 31, 1997, there were outstanding underwriter purchase options ("UPO's"), which were issued to the underwriters in the Company's initial public offering in 1993, to purchase 355,000 units at $11.14 each. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price equal to $11.14. The UPO's expired on December 15, 1998.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                                        1998                 1997                1996
                                                                   --------------       -------------       -------------
           Weighted-average fair value of warrants issued during
           the year ended at an exercise price equal to market
           price at issue date....................................      $0.00                $0.00               $0.00

           Weighted-average fair value of warrants issued during
           the year ended at an exercise price less than market
           at issue date..........................................      $0.00                $0.00               $2.26


           Weighted-average fair value of warrants issued during
           the year ended at an exercise price greater than
           market at issue date...................................      $0.00                $2.71               $2.17

       The warrants shown above were issued in connection with equity transactions of the Company and, therefore, there is no effect on net income.

 (4)   INCOME TAXES

       The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       At December 31, 1998 and 1997, the net deferred tax asset, representing primarily net operating loss carryforwards, totaled approximately $29,572,000 and $23,996,000, respectively. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses.

       At December 31, 1998, 1997 and 1996, the Company had net operating loss carryforwards of approximately $54,192,000, $44,375,000 and $45,195,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2013.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:

                                                                          December 31,1998        December 31, 1997
                                                                          ----------------        -----------------
       Laboratory and office equipment                                       $ 5,418,849           $ 4,665,174
       Leasehold improvements                                                  3,701,772             3,701,772
                                                                             -----------           -----------
                                                                               9,120,621             8,366,946
       Less accumulated depreciation and amortization                         (5,851,183)           (5,074,884)
                                                                             -----------           -----------
                                                                             $ 3,269,438           $ 3,292,062
                                                                             ===========           ===========

(6)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of December 31, 1998 as follows:

              Stock option plans                                               3,948,386
              Common Stock issuable under licensing agreement                     71,429  See note 9.
              Publicly traded warrants outstanding                             3,995,394
              Other warrants outstanding                                         660,578
                                                                             -----------
                   Total shares reserved                                       8,675,787
                                                                             ===========

       During March, 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the "1999 Plan"). This plan allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 1,000,000 shares of Common Stock are to be reserved for issuance out of the authorized but unissued shares of the Company. The 1999 Plan is subject to approval of the stockholders at the Company's 1999 annual meeting.

(7)    CLINICAL RESEARCH AGREEMENTS

        On February 10, 1995, the Company entered into an agreement with Coromed, Inc., a contract research organization, to coordinate the clinical evaluation of NOVASTAN(R) as an adjunct to streptokinase in acute myocardial infarction ("AMI"). Coromed is responsible for managing all aspects of the clinical trial and making all financial remuneration to testing sites. The term of the agreement is 19 months, and was extended to 24 months by mutual agreement of both parties. The parties agreed to a total budget of approximately $3,196,000.

       In November, 1997, the Company entered into an agreement with Coromed, Inc. to coordinate the clinical evaluation of TBC11251 to determine acute hemodynamic efficacy and safety in congestive heart failure. The term of the agreement ended May 30, 1998. Coromed, Inc. is currently completing the final report for this study. The parties agreed to a total budget of $993,415.

 (8)   RESEARCH AGREEMENTS

       On October 11, 1994, the Company signed a collaborative agreement with Synthelabo S.A., the pharmaceutical division of L'Oreal S.A. ("Synthelabo") to develop and market compounds for vascular proliferative disease derived from the Company's research programs. The Company recognized income of $2,625,000 in 1996 and $625,000 in 1997. Synthelabo is not currently paying any research payments to the Company pursuant to the agreement. Synthelabo will pay royalties to TBC, based on the net sales, in those geographic areas covered in the agreement.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Synthelabo also has certain termination rights pursuant to the agreement. Synthelabo has the right to terminate the agreement any time on or after October 15, 1997 for any reason and either party has the right to terminate the contract for breach of any material obligation. If Synthelabo exercises this termination right, the license granted to Synthelabo will terminate and TBC will pay Synthelabo a royalty on net sales of any products sold in a certain territory (Europe, Middle East, Africa and countries of the former Soviet Union) for a period of time. In addition, Synthelabo may, at its option, require that the technology, as defined in the agreement, be transferred to and the development program be conducted by a joint venture owned by TBC and Synthelabo should "net worth" of TBC, as defined in the agreement, be less than $5 million as of the end of any calendar quarter during the term of the agreement.

       During 1995, the Company and Synthelabo mutually agreed to exchange certain clinical data. During 1996, the Company signed two agreements with Synthelabo with respect to the supply of information related to certain clinical studies for NOVASTAN(R). Over the term of the agreements as certain milestones were met, Synthelabo committed to pay TBC up to $2,920,000. These payments were dependent on rate of enrollment in certain clinical studies, the completion of certain clinical studies and date of completion of certain clinical studies. As of December 31, 1998, TBC has recognized approximately $2,880,000 of revenue related to these agreements.

       On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical, a Korean corporation, to develop and market compounds derived from the Company's Endothelin Receptor and Selectin Antagonist for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. In addition, LG Chemical has committed to pay $10.7 million in research payments. Of this amount, $4.1 million has been paid (of which $1.0 million was a receivable at December 31, 1998) and $1.0 million will be paid on each of June 30 and December 31 of 1999 and 2000, and $1.3 million on June 30 and December 31, 2001. LG Chemical has the right to terminate future research payments if TBC fails to meet certain milestones, which milestones will be established by the parties from time to time in accordance with the agreement. LG Chemical will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, a commission on all future research payments as well as a royalty on net sales.

       During 1998, the Company entered into an agreement to license rights to certain technology related to the research programs licensed from Hedral Therapeutics, Inc. Upon execution of the agreement, the Company paid a license fee of 40,000 shares of restricted Common Stock valued at $133,875. The agreement includes a total of 40,000 additional shares of Common Stock to be paid upon reaching certain milestones and cash royalty payments based on net sales in the event a product is developed and commercialized under this agreement.

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

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Mitsubishi further agreed to supply the Company with its requirements of bulk NOVASTAN(R) throughout the term of the Mitsubishi Agreement for TBC's clinical testing and commercial sales of NOVASTAN(R) in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of NOVASTAN(R), Mitsubishi and TBC have agreed to discuss in good faith the means by which, and the party to whom, NOVASTAN(R) production technology will be transferred. The transferee may be a person or entity other than TBC. At present, Mitsubishi is the only manufacturer of NOVASTAN(R). Should Mitsubishi terminate or default in its supply commitment, there can be no assurance that alternate sources of bulk NOVASTAN(R) will be available to the Company at reasonable cost, if at all. If such alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially adversely affected. See note 10.

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

       During the third quarter of 1997, the Company sublicensed certain rights to NOVASTAN(R) to SmithKline Beecham, plc ("SmithKline"). In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in research and development expense, to pay an additional royalty to Mitsubishi, beginning January 1, 2001 and to provide access to certain NOVASTAN(R) clinical data to Mitsubishi in certain circumstances. See note 10.

(10)   COMMERCIALIZATION AGREEMENT

       In connection with TBC's development and commercialization of NOVASTAN(R), in August, 1997, TBC entered into a Product Development, License and CoPromotion Agreement with SmithKline Beecham plc (the "SmithKline Agreement") whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. SmithKline paid $8.5 million in upfront license fees during August, 1997, a $5 million milestone payment in October, 1997, and will pay up to $15 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the heparin-induced thrombocytopenia ("HIT") and HIT with thrombosis syndrome ("HITTS") and AMI indications. Future milestone payments for the AMI indication are subject to SmithKline's agreement to market NOVASTAN(R) for such indication. The parties have also formed a joint development committee to analyze

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       the development of additional NOVASTAN(R) indications to be funded 60% by SmithKline except for certain Phase IV trials which shall be funded entirely by SmithKline. At this time, SmithKline has no plans to conduct development work for the AMI and stroke indications. TBC is evaluating the feasibility of development of NOVASTAN(R) for stroke and possibly AMI. SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to copromote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which SmithKline determines it does not wish to pursue, subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the SmithKline Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

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

       In connection with the execution of the SmithKline Agreement, SmithKline purchased 176,992 shares of TBC's Common Stock for $1.0 million and additional 400,000 shares of Common Stock for $2.0 million in connection with the secondary public offering, which closed on October 1, 1997.

(11)   REGULATORY FILING

       During August, 1997, the Company filed a new drug application ("NDA") with the United States Food and Drug Administration (the "FDA") for its lead product candidate, NOVASTAN(R), for use as an anticoagulant in patients with HIT and HITTS. During September, 1997, the FDA granted priority review status to the new drug application for NOVASTAN(R). During October, 1997, the Company was notified by the FDA that the filed NDA for NOVASTAN(R) was accepted. The FDA extended the priority review period by 90 days during January, 1998. On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for NOVASTAN(R). Based on consultation with representatives from the FDA, TBC has focused on the collection and analysis of a new more comparable historical control group as the basis for demonstrating the safety and efficacy NOVASTAN(R). The Company amended its NDA with the FDA for NOVASTAN(R) as an anticoagulant for use in patients with HIT syndrome on March 19, 1999.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)   401(k) PLAN

       The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $10,000 per employee in 1998. At the present time, no matching contributions have been authorized by the Board of Directors. Costs associated with administering the plan totaled approximately $10,000 in 1998.

(13)   COMMITMENTS AND CONTINGENCIES

       a)     Employment Agreements

              Since inception, the Company has entered into employment agreements with certain officers and key employees. The Company has signed agreements with six of its officers to provide certain benefits in the event of a "change of control" as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to eighteen (18) months to three (3) years of annual base salary and annual bonus, if any. The base salary portion of the agreements would aggregate approximately $2.5 million at the current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of eighteen (18) months to three (3) years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

       (b)    Lease Agreements

              The Company renegotiated its noncancelable lease agreement which began December 1, 1990 for its facilities in Houston, Texas and executed a new lease agreement. The new lease was effective January 1, 1995 and calls for a lease term of six years at an annual rate of $712,449 through December 2000, subject to adjustments based on certain variable building operating expenses. For the years ended December 31, 1998, 1997, 1996, rent and related building services totaled approximately $958,000, $956,000 and $1,025,000, respectively, of which approximately $820,000, $851,000 and $924,000, respectively, was charged to research and development expense.

              Total committed lease payments from January 1, 1999 through December 31, 2000 equal $1,418,483. The Company executed a letter of intent to lease additional space, which will cost approximately $14,000 per month, upon completion of improvements to the space. The Company has also committed to pay for seventy-four parking spaces during the lease at the facility established rate charged, which currently approximates $44,000 per annum. The lease also includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours. Currently, the amount of these charges is approximately $250,000 per annum, payable in monthly installments. These charges are subject to annual adjustments based on the local consumer price index. Should the Company terminate the use of non-standard services, an additional amount of up to $4,167 per month shall be due in addition to base rent on the remaining lease payments through December 2000. In addition, the lease grants certain credits to rent and utilities which at December 31, 1998 totaled approximately $109,000, and which are being amortized on a straight line basis over the lease term.

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

              On March 28, 1995, a second class action shareholders' suit was filed in the United States District Court for the Southern District of New York seeking unspecified damages. Plaintiffs are eight individuals who purchased shares in various companies for which D. Blech & Co. acted as an underwriter (or co-underwriter) or marketmaker. In their complaint, the plaintiffs have sued the Company alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as Amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission (the "Commission"). Plaintiffs named a number of defendants, including David Blech and D. Blech & Co., four individuals, two brokerage firms, one investment management company and ten other companies for which D. Blech & Co. acted as underwriter or marketmaker. On June 6, 1996, the Court dismissed all of the Exchange Act and common law fraud claims filed against the Company and its officers and directors, but afforded those plaintiffs the right to attempt to preserve those claims by repleading them. The Court ordered that those claims be repleaded no later than July 26, 1996. Plaintiffs did not replead those claims by the deadline, resulting in the dismissal of all claims against the Company in this litigation.

              On August 14, 1995, the Judicial Panel on Multi-District Litigation ordered that the action filed in the United States District Court for the Southern District of Texas, Houston Division be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the related actions pending there. In light of the transfer and consolidation, the Company requested that the New York Court reconsider the Texas Court's denial of its motion to dismiss as a part of the Court's consideration of similar motions to dismiss filed by the other defendant companies for which D. Blech & Co. acted as underwriter. All of these motions were presented to the Court on February 6, 1996. On June 6, 1996, the New York Court granted the Company's and its officers' and directors' motion for reconsideration, but together with all other similar pending motions, denied the requested relief. Pursuant to the court's order, the Company therefore filed an answer in the case. The Company also filed a Motion seeking leave of court to prosecute an immediate appeal of the Court's denial of the Company's Motion to Dismiss. The Court heard argument on that Motion on October 10, 1996. The motion was denied on January 16, 1997. On February 3, 1999, the New York Court certified the action as a class action. The Company is unable to evaluate its potential outcome at this time. The Company disputes these claims and intends to contest them vigorously. There can be no assurance, however that the final disposition of this case will be favorable to the Company.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)   SHORT TERM NOTE RECEIVABLE

       On April 12, 1994, the Company loaned $350,000 to D. Blech and Company, Incorporated in exchange for a non-interest bearing promissory note of even amount. The loan represented advance payment of a success fee pursuant to a consulting agreement with D. Blech and Company, Incorporated payable in connection with the IPI acquisition. See note 15. As of December 31, 1997, $227,500 of the fee had been earned. The remaining amount of the note would have been considered earned as fees upon issuance of the remaining Company stock related to the IPI acquisition upon the satisfaction of the conditions to issuance. Since the conditions were not met, the remaining $122,500 was due. This amount was deemed uncollectible and was charged to expense in the year ended December 31, 1997.

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

       The acquisition of IPI was accounted for under the purchase method of accounting. The aggregate purchase price (consisting of the fair value of non-contingent TBC shares issued, transaction expenses and liabilities assumed) was allocated to the tangible and intangible assets acquired based on their estimated fair value as of the date of the acquisition. The Common Stock issued on July 25, 1994 was valued at $3.63 per share, which was derived by discounting the value of the TBC shares without the attached warrant on July 25, 1994. The Common Stock issued on June 30, 1995 and the Common Stock released from escrow was valued at $1.41 per share, which was derived by discounting the value of the TBC shares on June 30, 1995. During the second quarter of 1995, the Company charged $1,973,883 to in-process research and development expense which represented the value of the 1,399,917 shares of TBC Common Stock (including 999,956 shares released from escrow and 399,961 shares issued pursuant to the contingent stock issue rights) given as consideration for acquired technology. The value of the remaining shares issuable upon conversion of the contingent stock issue rights will be determined when the research and development milestones are met by IPI, if ever, and additional in-process research and development expense will be recorded at such time. During 1996, the Company determined that the contractual requirements for issuance of additional shares pursuant to the contingent stock issue rights had not been met. The Company received notification from the committee representing former IPI shareholders that it did not agree with this determination. Any further discussion would be by arbitration pursuant to the Acquisition Agreement. The Company consolidated the IPI operation into TBC's in the first half of 1996. The Company believes that $643,750 of goodwill was impaired due to the decision to cease operations at IPI and the sale of the QED business unit and has charged it to expense in the year ended December 31, 1995. The restructuring costs associated with the consolidation of the IPI operation were approximately $421,000 and were expensed in 1996. These costs included waste disposal, future lease commitments, severance pay and related taxes.

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
                  Biotechnology Corporation dated July 1, 1995.

   10.51  (14)*   Letter Agreement regarding Argatroban Studies
                  Information dated December 14, 1995, between the Company and
                  Synthelabo Recherche

   10.52  (14)    Amendment B to Clinical Trial Research Agreement dated
                  February 10, 1995 between Texas Biotechnology Corporation
                  and Coromed Inc.

   10.53  (15)    Letter of Understanding between Texas Biotechnology Corporation and and Mitsubishi Chemical Corporation dated July 10, 1996

   10.54  (15)    Form of Indemnification Agreement between Texas Biotechnology
                  Corporation and its officers and directors dated May 3, 1996

   10.55  (15)    Amended and Restated 1995 Non-Employee Director Stock
                  Option Plan (as amended by the Board of Directors on June 30,
                  1996)

   10.56  (16)*   Strategic Alliance Agreement between Texas Biotechnology Corporation and LG
                  Chemical, Ltd. dated October 10, 1996

   10.57  (16)    Common Stock Purchase Agreement between Texas Biotechnology Corporation and
                  LG Chemical, Ltd. dated October 10, 1996

   10.58  (18)    Third Amendment dated January 1, 1997 to Consulting
                  Agreement with John M. Pietruski dated January 1, 1992.

   10.59  (18)    Amendment to License and Research and Development Agreement between the
                  Company and Synthelabo S.A.

   10.60  (17)    Preferred Stock Investment Agreement dated March 13, 1997 between Texas
                  Biotechnology Corporation and certain investors

   10.61  (17)    Registration Rights Agreement dated March 13, 1997 between Texas Biotechnology
                  Corporation and certain investors

   10.62 (19)     Amendment to the 1995 Stock Option Plan of Texas Biotechnology Corporation
                  dated March 4, 1997

   10.63 (20)     Amendment to the 1995 Non-Employee Director Stock Option Plan of Texas
                  Biotechnology Corporation dated March 4, 1997

   10.65          Employee Agreement with Dr. John McMurdo and Texas Biotechnology Corporation dated December 10, 1998

   10.66          Agreement between Joseph M. Welch and Texas Biotechnology Corporation dated June 1, 1993.

   10.67          First Amendment to Warrant Agreement dated November 12, 1998.

   99.1  (20)     Agreement between Mitsubishi Chemical Corporation, Texas Biotechnology Corporation and SmithKline
                  Beecham plc dated February 26, 1998

   99.2  (20)     Product Development License and Co-Promotion Agreement between Texas Biotechnology Corporation and
                  SmithKline Beecham plc dated August 5, 1997

   99.3  (20)     Common Stock Purchase Agreement between Texas Biotechnology Corporation and SmithKline Beecham plc
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

(6) Filed as an exhibit to the Company's Form S-1 registration statement No. 33-70994 (File No. 0-20117) effective December 15, 1993 (as amended) and incorporated herein by reference.

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