Form 10-K/A
period 1998-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1999-04-01
CIK 887023

===============================================================================


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


================================================================================

ITEM 14(b). REPORTS ON FORM 8-K.

     One report on Form 8-K was filed on December 16, 1998 regarding the amendment of the NDA for NOVASTAN(R).

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON THE 31ST DAY OF MARCH, 1999.


                                           TEXAS BIOTECHNOLOGY CORPORATION



                                      By:   /s/  STEPHEN L. MUELLER
                                          ----------------------------------
                                                 Stephen L. Mueller
                                      Vice President, Finance and Administration
                                               Secretary and Treasurer