Form 10-Q
period 1999-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1999-05-14
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1999

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

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                         Outstanding at April 30, 1999
               -----                         -----------------------------

  Common Stock, $0.005 par value                        34,197,798

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998          1

           Consolidated Statements of Operations for the three months ended
           March 31, 1999 and 1998                                                         2

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 1999 and 1998                                                         3

           Notes to Consolidated Financial Statements                                      4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES                             13
                     ABOUT MARKET RISK

PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                     14

           ITEM 2:  Changes in Securities                                                 14

           ITEM 3:  Defaults Upon Senior Securities                                       14

           ITEM 4:  Submission of Matters to a Vote of Security Holders                   14

           ITEM 5:  Other Information                                                     14

           ITEM 6:  Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                                15

INDEX TO EXHIBITS                                                                         16

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     1999           1998
                                                                                -------------    ------------
                                                                                 (Unaudited)
Current assets:
        Cash and cash equivalents                                               $  14,180,106      4,176,911
        Short term investments                                                      6,588,432     20,407,146
        Other current receivables                                                     961,884      1,426,959
        Prepaids                                                                    1,671,318        963,590
        Other current assets                                                           10,400         10,400
                                                                                -------------    -----------
             Total current assets                                                  23,412,140     26,985,006

Long term investments                                                               6,052,123      5,791,945

Equipment and leasehold improvements, at cost less
        accumulated depreciation and amortization                                   3,231,595      3,269,438

Other assets                                                                           59,591         59,591
                                                                                -------------    -----------

            Total assets                                                        $  32,755,449     36,105,980
                                                                                =============    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                        $   1,167,054      1,209,853
        Accrued expenses                                                            1,815,905      1,659,907
                                                                                -------------    -----------
            Total current liabilities                                               2,982,959      2,869,760

Commitments and contingencies                                                            --             --

Stockholders' equity:
        Preferred stock, par value $.005 per share.  At March 31, 1999,
            5,000,000 shares authorized; none outstanding.  At December 31,
            1998, 5,000,000 shares authorized; none outstanding                          --             --
        Common stock, par value $.005 per share.  At March 31, 1999,
            75,000,000 shares authorized; 34,194,864 shares issued and outstanding.  At December 31, 1998, 75,000,000 shares
            authorized; 34,128,017 shares issued and outstanding                      170,974        170,640
        Additional paid-in capital                                                117,782,252    117,667,479
        Accumulated deficit                                                       (88,180,736)   (84,601,899)
                                                                                -------------    -----------
            Total stockholders' equity                                             29,772,490     33,236,220
                                                                                -------------    -----------

            Total liabilities and stockholders' equity                          $  32,755,449     36,105,980
                                                                                =============    ===========



See accompanying notes to consolidated financial statements               Page 1

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three months    Three months
                                                    ended            ended
                                                   March 31,       March 31,
                                                     1999            1998
                                                  -----------     -----------
                                                  (unaudited)     (unaudited)
Revenues:
   Research agreements                            $   534,925         621,600
                                                  -----------     -----------
       Total revenues                                 534,925         621,600
                                                  -----------     -----------

Expenses:
   Research and development                         3,158,640       3,410,384
   General and administrative                       1,339,441       1,214,309
                                                  -----------     -----------
       Total expenses                               4,498,081       4,624,693
                                                  -----------     -----------

       Operating loss                               3,963,156       4,003,093

   Investment income                                  384,319         580,549
                                                  -----------     -----------

       Net loss                                     3,578,837       3,422,544
       Preferred dividend requirement                      --           1,690

       Net loss applicable to common shares       $ 3,578,837       3,424,234

Net loss per common share, basic and diluted:     $      0.10            0.10
                                                  ===========     ===========

Weighted average common shares used to
   compute net loss per common share, basic
   and diluted:                                    34,168,310      33,653,337
                                                  ===========     ===========


See accompanying notes to consolidated financial statements               Page 2

                    TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,

                                                                                             1999               1998
                                                                                        ------------      ------------
                                                                                          (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $ (3,578,837)       (3,422,544)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                                          208,510           200,470
      Expenses paid with stock                                                                 5,883             3,592
      Loss on disposition of fixed assets                                                       --               7,895
      Decrease in preferred dividend payable not included in net loss                           --              11,913
   Change in operating assets and liabilities
     (Increase) in prepaids                                                                 (707,728)         (303,049)
     Decrease in receivables                                                                 465,075           378,403
     (Increase) in other current assets                                                         --              (2,500)
     Increase (decrease) in current liabilities                                              113,199           (19,276)
                                                                                        ------------      ------------
            Net cash used in operating activities                                         (3,493,898)       (3,145,096)
                                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                        (170,667)         (368,903)
   Proceeds from disposition of fixed assets                                                    --               3,000
   Purchase of long-term investments                                                      (3,000,000)             --
   Maturity of long-term investments                                                       2,700,000              --
   Purchase of short-term investments                                                     (1,941,780)      (15,840,434)
   Maturity of short-term investments                                                     15,501,801        19,272,605
   Decrease in interest receivable included in short-term and long-term investments          298,515             7,227
                                                                                        ------------      ------------
           Net cash provided by investing activities                                      13,387,869         3,073,495
                                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and exercises of
      options and warrants, net                                                              109,224           288,224
                                                                                        ------------      ------------

      Net increase in cash and cash equivalents                                           10,003,195           216,623

Cash and cash equivalents at beginning of period                                           4,176,911        14,323,572
                                                                                        ------------      ------------

Cash and cash equivalents at end of period                                              $ 14,180,106        14,540,195
                                                                                        ============      ============
Supplemental disclosure of noncash financing activities:
     Expenses paid with stock                                                           $      5,883             3,592
                                                                                        ============      ============


See accompanying notes to consolidated financial statements               Page 3

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


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

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At March 31, 1999, approximately $363,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months. At March 31, 1999, the Company's short-term investments consisted of approximately $1,512,000 in Government Agency Discount Bonds and $5,076,000 in Corporate Commercial Paper. Long-term investments consist of approximately $6,052,000 in Government Agency bonds with an original maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term investments and long-term investments as held to maturity.

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

       (e)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the three months ended March 31, 1999 and 1998, totaled approximately $1,665,000 and $1,673,000, respectively, of which approximately $1,279,000 and $1,237,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed as incurred.

       (f)    Net Loss Per Common Share

              Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1999 and 1998, there were no common dilutive shares used in the calculation of weighted average common shares outstanding. For the three months ended March 31, 1999 and 1998, the weighted average common shares used to compute basic net loss per common share totaled 34,168,310 and 33,653,337, respectively.

       (g)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the March 31, 1999 presentation with no effect on net loss previously reported.

       (h)    Revenue Recognition

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

       (i)    Patent Application Costs

              Costs incurred in filing for patents are expensed as incurred.

       (j)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.
              Actual results could differ from these estimates.

       (k)    Interim Financial Information

              The Consolidated Balance Sheet as of March 31, 1999, and the related Consolidated Statement of Operations for the three month periods ended March 31, 1999 and 1998 and Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

(2)    STOCK OPTIONS AND WARRANTS

       The Company applies APB Opinion 25 and related interpretations in accounting for its plans.

       A summary of stock options as of March 31, 1999, follows:

                       Exercise Price                                 Exercised/                   Available
Stock Option Plans        Per Share       Authorized   Outstanding      Other      Exercisable     for Grant
------------------     --------------     ----------   -----------    ----------   -----------     ---------
1990 Plan               $1.38 - $5.59       285,715       171,048        68,461       163,634        46,206

1992 Plan               $1.41 - $5.36     1,700,000     1,215,357       341,326     1,031,807       143,317

Director Plan           $3.50 - $4.54        71,429        34,242        37,187        34,242          --

1995 Plan               $1.31 - $8.13     2,000,000     1,901,052        21,851     1,108,068        77,097

1995 Director Plan      $1.38 - $5.69       300,000       166,505        10,909       119,005       122,586
                                          ---------     ---------     ---------     ---------       -------
             TOTALS                       4,357,144     3,488,204       479,734     2,456,756       389,206
                                          =========     =========     =========     =========       =======


       At the 1999 Annual Stockholders Meeting held on May 4, 1999, the 1999 Stock Incentive Plan (the "1999 Plan") was approved. This plan allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 1,000,000 shares of Common Stock are to be reserved for issuance out of the authorized but unissued shares of the Company.

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

       At March 31, 1999 the net deferred tax asset, representing primarily net operating loss carryforwards, totaled approximately $30,795,000. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses.

       At March 31, 1999 the Company had net operating loss carryforwards of approximately $56,597,000 for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2019.

 (4)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:

                                                  March 31,1999  December 31, 1998
                                                  -------------  -----------------
Laboratory and office equipment                    $ 5,589,516      $ 5,418,849
Leasehold improvements                               3,701,772        3,701,772
                                                   -----------      -----------
                                                     9,291,288        9,120,621
Less accumulated depreciation and amortization      (6,059,693)      (5,851,183)
                                                   -----------      -----------
                                                   $ 3,231,595      $ 3,269,438
                                                   ===========      ===========

(5)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of March 31, 1999 as follows:

              Stock option plans                                  3,877,410
              Common Stock issuable under licensing agreement        71,429
              Publicly traded warrants outstanding                3,995,394
              Other warrants outstanding                            660,578
                                                                  ---------
                   Total shares reserved                          8,604,811

       At the 1999 Annual Stockholders Meeting held on May 4, 1999, the 1999 Stock Incentive Plan (the "1999 Plan") was approved. This plan allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 1,000,000 shares of Common Stock are to be reserved for issuance out of the authorized but unissued shares of the Company.

(6)    REGULATORY FILING

       During August, 1997, the Company filed a new drug application ("NDA") with the United States Food and Drug Administration (the "FDA") for its lead product candidate, NOVASTAN(R), for use as an anticoagulant in patients with heparin induced thrombocytopenia ("HIT") and heparin induced thrombocytopenia with thrombosis syndrome ("HITTS"). During September, 1997, the FDA granted priority review status to the new drug application for NOVASTAN(R). During October, 1997, the Company was notified by the FDA that the filed NDA for NOVASTAN(R) was accepted. The FDA extended the priority review period by 90 days during January, 1998. On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for NOVASTAN(R). Based on consultation with representatives from the FDA, TBC has focused on the collection and analysis of a new more comparable historical control group as the basis for demonstrating the safety and efficacy NOVASTAN(R). The Company amended its NDA with the FDA for NOVASTAN(R) as an anticoagulant for use in patients with HIT syndrome on March 19, 1999 and expects a response from the FDA to the amendment within approximately six months of filing. While the Company believes the amendment includes consistent, positive results and supports the use of NOVASTAN(R) in its proposed indication, there can be no assurances as to the timing or outcome of the FDA decision.

(7)    COMMITMENTS AND CONTINGENCIES

       Legal Proceedings

       On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering ("IPO"). In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. A subsequently filed class action arising out of the IPO was dismissed in June 1996, leaving the first class action as the only pending litigation arising out of the IPO.

       In May, 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $187,500 will be paid by the Company and $612,500 will be paid by the Company's insurer.

       The agreement to settle is subject to negotiation and execution of a detailed stipulation of settlement between the parties, submission of the stipulation of settlement to the court, provision of notice to class members of the settlement terms, a fairness hearing, and final approval of the settlement by the court. Discussions are ongoing with plaintiffs as to the schedule for completing these steps; however, it is expected that final dismissal will take place no sooner than 90 days. The Company cannot predict exactly when final dismissal can be obtained.

ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                    OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

Since its inception in 1989, the Company has primarily devoted its resources to fund drug discovery research and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $88.0 million from inception to March 31, 1999. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans, which have raised an aggregate of $21.3 million in net proceeds, the IPO which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of 5% Preferred Stock on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering which closed during October 1997 and raised approximately $26.7 million in net proceeds.

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

The Company signed a collaborative agreement with Synthelabo S.A. ("Synthelabo") on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3.0 million. In addition, Synthelabo paid $3.0 million annually in research payments for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain NOVASTAN(R) clinical data. Over the life of the agreements TBC may receive as much as $2.92 million, of which $2.88 million has been received as of March 31, 1999.

During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chemical, Ltd. ("LG Chemical"). LG Chemical purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $4.1 million has been paid and $1.0 million will be paid on each of June 30 and December 31, of 1999 and 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

In August 1997, the Company entered into a Product Development, License and CoPromotion Agreement (the "SmithKline Agreement") whereby SmithKline Beecham, PLC ("SmithKline") was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to a total of $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and acute myocardial infarction ("AMI"). Future milestone payments for the AMI indication are subject to SmithKline's agreement to market NOVASTAN(R) for such indication. In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering which closed during October, 1997. At this time, SmithKline has no plans to conduct development work for the acute myocardial infarction ("AMI") and stroke indications. TBC is evaluating the feasibility of development of NOVASTAN(R) for stroke and possibly AMI.

The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

                THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998


Revenues decreased from $621,600 in the three month period ended March 31, 1998 to $534,925 in the same period of 1999, a decrease of 14%. Revenues were composed of earned revenues under research and development agreements. Revenue from research agreements decreased primarily due to a decrease in reimbursable expenses related to the SmithKline Agreement.

Total operating expenses decreased 3% from $4,624,693 in the three month period ended March 31, 1998 to $4,498,081 in the same period of 1999 due primarily to the decrease in research and development expenses. Research and development expenses decreased 7% from $3,410,384 in the three month period ended March 31, 1998 to $3,158,639 in the same period of 1999. This decrease was primarily attributable to reduced clinical trial expenses related to the completion of several phase I and II studies involving mainly endothelin and selectin antagonist compounds. This was partially offset by higher preclinical study costs for these same compounds and expenses related to the NDA amendment for NOVASTAN(R). General and administrative expenses increased 10% from $1,214,309 in the three month period ended March 31, 1998 to $1,339,441 in the same period of 1999 due primarily to approximately $200,000 accrued for settlement of a lawsuit offset by decreased compensation, personnel recruiting costs and market research expenses partially offset by the addition of an investor relations department. The Company had 82 employees at March 31, 1999 and 81 employees at March 31, 1998.

The 34% decrease in investment income, from $580,549 in the three month period ended March 31, 1998 to $384,319 in the same period of 1999, is attributed primarily to lower investment balances and a trend toward lower interest rates.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercise of stock options and warrants, (iii) license fees and milestone and research payments received in conjunction with research and collaborative agreements, and (iv) investment income, net of interest expense. During the first three months of 1999, the Company utilized net cash of $3,493,898 in operating activities. The use of cash in operations was caused primarily by the Company's net loss. Investing and financing activities primarily reflect the purchases and redemptions of short-term and long-term investments during the first three months of 1999. In addition, $109,224 was provided by exercise of warrants and stock options during the first three months of 1999. At March 31, 1999, the Company had cash, cash equivalents, short-term investments and long-term investments of $26,820,661.

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

The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company is in the process of assessing its state of readiness. Presently, the Company has reviewed its scientific equipment, computer systems and related software to identify systems which may exhibit Y2K issues. This review was performed by internal teams from various disciplines within the Company. These teams evaluated the Company's equipment, computer systems and software for Y2K issues and is currently performing testing to insure proper operation after January 1, 2000. If necessary, specific remediation plans will be developed for non-compliant items after testing is completed. As a part of this review the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company and its licensee, SmithKline are dependent upon Mitsubishi Chemical Corporation for supply of bulk NOVASTAN(R) for clinical trial material and for its inventory needs should the FDA approve the compound for marketing. The Company has received communication from Mitsubishi Chemical Corporation which states that it has undertaken to become Y2K compliant. Any Y2K issues which would result in significant interruptions of delivery schedules could have a material effect on the Company's operations. However, the Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect the Company's operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs are two individuals who purchased shares of the Company on December 16, 1993 following the Company's initial public offering ("IPO"). In their complaint, plaintiffs have sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. A subsequently filed class action arising out of the IPO was dismissed in June 1996, leaving the first class action as the only pending litigation arising out of the IPO.

In May, 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $187,500 will be paid by the Company and $612,500 will be paid by the Company's insurer.

The agreement to settle is subject to negotiation and execution of a detailed stipulation of settlement between the parties, submission of the stipulation of settlement to the court, provision of notice to class members of the settlement terms, a fairness hearing, and final approval of the settlement by the court. Discussions are ongoing with plaintiffs as to the schedule for completing these steps; however, it is expected that final dismissal will take place no sooner than 90 days. The Company cannot predict exactly when final dismissal can be obtained.

ITEM 2.  CHANGES IN SECURITIES

       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.  OTHER INFORMATION

       None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT NO.             DESCRIPTION
     -----------             -----------
          27.1         Financial Data Schedule

         10.68         Employment Agreement with Pamela M. Murphy and Texas
                       Biotechnology Corporation dated February 26, 1998.

         10.69         Employee Agreement between Pamela M. Murphy and
                       Texas Biotechnology Corporation dated March 2, 1999.

         10.70         Fourth Amendment dated January 1, 1999 to Consulting
                       Agreement with John M. Pietruski dated January 1, 1992.

         10.71         Texas Biotechnology Corporation 1999 Stock Incentive
                       Plan.

----------------

                         TEXAS BIOTECHNOLOGY CORPORATION

                                 MARCH 31, 1999

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 1999.




                                             TEXAS BIOTECHNOLOGY CORPORATION


                                By: /s/ David B. McWilliams
                                    --------------------------------------------
                                    David B. McWilliams
                                    President and Chief Executive Officer


                                By: /s/ Stephen L. Mueller
                                    --------------------------------------------
                                    Stephen L. Mueller

                                    Vice President, Finance and Administration
                                    Secretary and Treasurer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


     EXHIBIT NO.             DESCRIPTION OF EXHIBIT
     -----------             ----------------------
          27.1         Financial Data Schedule

         10.68         Employment Agreement with Pamela M. Murphy and Texas
                       Biotechnology Corporation dated February 26, 1998.

         10.69         Employee Agreement between Pamela M. Murphy and
                       Texas Biotechnology Corporation dated March 2, 1999.

         10.70         Fourth Amendment dated January 1, 1999 to Consulting
                       Agreement with John M. Pietruski dated January 1, 1992.

         10.71         Texas Biotechnology Corporation 1999 Stock Incentive
                       Plan.

----------------