Form 10-Q
period 1999-06-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1999-08-16
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission File Number: 1-12574

                        TEXAS BIOTECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3532643
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       7000 Fannin, Suite 1920, Houston, Texas                  77030
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

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                                    Outstanding at July 31, 1999
           -----                                    ----------------------------

Common Stock, $0.005 par value                                 34,237,986

                        TEXAS BIOTECHNOLOGY CORPORATION

                               TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------

PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                     1

           Consolidated Statements of Operations for the three months ended
           June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998                    2

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 1999 and 1998                                                                    3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   9

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              13


PART II.   OTHER INFORMATION

           ITEM 1:   Legal Proceedings                                                              14

           ITEM 2:   Changes in Securities                                                          14

           ITEM 3:   Defaults Upon Senior Securities                                                14

           ITEM 4:   Submission of Matters to a Vote of Security Holders                            14

           ITEM 5:   Other Information                                                              15

           ITEM 6:   Exhibits and Reports on Form 8-K                                               15



SIGNATURES                                                                                          16


INDEX TO EXHIBITS                                                                                   17

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        1999                1998
                                                                                   --------------      --------------
                                                                                     (unaudited)          (audited)

Current assets:
         Cash and cash equivalents                                                 $   10,035,748      $    4,176,911
         Short-term investments                                                         6,014,327          20,407,146
         Other current receivables                                                      1,310,056           1,426,959
         Prepaids                                                                       1,946,159             963,590
         Other current assets                                                              10,400              10,400
                                                                                   --------------      --------------
               Total current assets                                                    19,316,690          26,985,006

 Long-term investments                                                                  6,105,605           5,791,945

 Equipment and leasehold improvements, at cost less
         accumulated depreciation and amortization                                      3,089,828           3,269,438

 Other assets                                                                              59,591              59,591
                                                                                   --------------      --------------

               Total assets                                                        $   28,571,714      $   36,105,980
                                                                                   ==============      ==============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                                          $    1,099,565      $    1,209,853
         Accrued expenses                                                               1,451,865           1,659,907
                                                                                   --------------      --------------
               Total current liabilities                                                2,551,430           2,869,760

 Commitments and contingencies                                                                 --                  --

 Stockholders' equity:
         Preferred stock, par value $.005 per share.  At June 30, 1999,
               5,000,000 shares authorized; none outstanding.  At
               December 31,1998, 5,000,000 shares authorized;                                  --                  --
               none outstanding.
         Common stock, par value $.005 per share. At June 30, 1999, 75,000,000 shares authorized; 34,235,250 shares issued and outstanding. At
               December 31, 1998, 75,000,000 shares
               authorized; 34,128,017 shares issued and outstanding.                       171,176             170,640
         Additional paid-in capital                                                   117,885,470         117,667,479
         Accumulated deficit                                                          (92,036,362)        (84,601,899)
                                                                                   --------------      --------------
               Total stockholders' equity                                              26,020,284          33,236,220
                                                                                   --------------      --------------

               Total liabilities and stockholders' equity                          $   28,571,714      $   36,105,980
                                                                                   ==============      ==============

         See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three months ended                 Six months ended
                                                             June 30,                          June 30,
                                                       1999             1998             1999            1998
                                                   ------------     ------------     ------------     ------------
                                                   (unaudited)      (unaudited)      (unaudited)      (unaudited)

Revenues:
     Research agreements                           $    495,130          621,788        1,030,055        1,243,388
                                                   ------------     ------------     ------------     ------------
         Total revenues                                 495,130          621,788        1,030,055        1,243,388
                                                   ------------     ------------     ------------     ------------

 Expenses:
     Research and development                         3,056,120        3,798,763        6,214,760        7,209,147
     General and administrative                       1,597,091        1,114,437        2,936,532        2,328,746
                                                   ------------     ------------     ------------     ------------
         Total expenses                               4,653,211        4,913,200        9,151,292        9,537,893
                                                   ------------     ------------     ------------     ------------

         Operating loss                               4,158,081        4,291,412        8,121,237        8,294,505

     Investment income                                  302,455          535,168          686,774        1,115,717
                                                   ------------     ------------     ------------     ------------

         Net loss                                     3,855,626        3,756,244        7,434,463        7,178,788
         Preferred dividend requirement                      --               --               --            1,690

         Net loss applicable to common shares      $  3,855,626        3,756,244        7,434,463        7,180,478

 Net loss per common share, basic and diluted:     $       0.11             0.11             0.22             0.21
                                                   ============     ============     ============     ============

 Weighted average common shares used to
     compute net loss per common share, basic
     and diluted:                                    34,216,941       33,909,344       34,192,905       33,782,048
                                                   ============     ============     ============     ============

         See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             1999               1998
                                                                                         -------------      -------------
                                                                                          (unaudited)        (unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $  (7,434,463)        (7,178,788)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                           416,607            399,942
       Expenses paid with stock                                                                 11,332              9,682
       Loss on disposition of fixed assets                                                          --              7,895
       Decrease in preferred dividend payable not included in net loss                              --             11,912
    Change in operating assets and liabilities
      Increase in prepaids                                                                    (982,569)          (313,758)
      Decrease (increase) in receivables                                                       116,903           (243,385)
      Increase in other current assets                                                              --             (2,500)
      (Decrease) increase in current liabilities                                              (318,330)           637,977
                                                                                         -------------      -------------
             Net cash used in operating activities                                          (8,190,520)        (6,671,023)
                                                                                         -------------      -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements                                         (236,997)          (394,684)
    Proceeds from disposition of fixed assets                                                       --              3,000
    Purchase of long-term investments                                                       (3,000,000)                --
    Maturity of long-term investments                                                        2,700,000                 --
    Purchase of short-term investments                                                      (4,417,855)       (27,653,176)
    Maturity of short-term investments                                                      18,532,712         33,087,858
    Decrease in interest receivable included in short-term and long-term investments           264,302             27,781
                                                                                         -------------      -------------
            Net cash provided by investing activities                                       13,842,162          5,070,779
                                                                                         -------------      -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and exercises of
       options and warrants, net                                                               207,195          1,112,900
                                                                                         -------------      -------------

       Net increase (decrease) in cash and cash equivalents                                  5,858,837           (487,344)

 Cash and cash equivalents at beginning of period                                            4,176,911         14,323,573
                                                                                         -------------      -------------

 Cash and cash equivalents at end of period                                              $  10,035,748         13,836,229
                                                                                         =============      =============


 Supplemental disclosure of noncash financing activities:
      Expenses paid with stock                                                           $      11,332              9,682
                                                                                         =============      =============

         See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


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

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At June 30, 1999, approximately $9,775,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months. At June 30, 1999, the Company's short-term investments consisted of approximately $1,532,000 in United States government agency discount bonds and $4,482,000 in corporate commercial paper. Long-term investments consist of approximately $6,106,000 in United States government agency bonds with an original maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term investments and long-term investments as held to maturity.

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

       (e)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. For the three months ended June 30, 1999 and 1998, salaries and benefits totaled approximately $1,663,000 and $1,501,000, respectively, of which approximately $1,277,000 and $1,122,000, respectively, was charged to research and development. For the six months ended June 30, 1999 and 1998, salaries and benefits totaled approximately $3,328,000 and $3,174,000, respectively, of which approximately $2,555,000 and $2,359,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (f)    Net Loss Per Common Share

              Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 1999 and 1998, there were no common dilutive shares used in the calculation of weighted average common shares outstanding. For the three months ended June 30, 1999 and 1998, the weighted average common shares used to compute basic net loss per common share totaled 34,216,941 and 33,909,344, respectively. For the six months ended June 30, 1999 and 1998, the weighted average common shares used to compute basic net loss per common share totaled 34,192,905 and 33,782,048, respectively.

       (g)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the June 30, 1999 presentation with no effect on net loss previously reported.

       (h)    Revenue Recognition

              Revenue from service contracts is recognized as the services are performed. Milestone payments related to contractual agreements are recognized as the milestones are achieved. Revenue from products and services is recognized when the products are shipped or the services are performed. Revenue from licensing fees is recorded when the license is granted. Revenue from grants is recognized as earned under the terms of the related grant agreements. Amounts received in advance of services to be performed under contracts are recorded as deferred revenue.

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

       (k)    Interim Financial Information

              The Consolidated Balance Sheet as of June 30, 1999, and the related Consolidated Statement of Operations for the three and six months ended June 30, 1999 and 1998 and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

(2)    STOCK OPTIONS AND WARRANTS

       The Company applies APB Opinion 25 and related interpretations in accounting for its plans and applies FASB Statement 123 and related interpretations in reporting for its plans.

       A summary of stock options as of June 30, 1999, follows:


                      Exercise Price                                    Exercised/                    Available
Stock Option Plans      Per Share        Authorized      Outstanding       Other        Exercisable   for Grant
-------------------- ----------------- ---------------- --------------- ------------  -----------------------------

1990 Plan             $1.38 - $5.59        285,715         161,523         74,319       156,608           49,873

1992 Plan             $1.41 - $5.36      1,700,000       1,207,941        364,992     1,024,391          127,067

Director Plan         $3.50 - $4.54         71,429          34,242         37,187        34,242               --

1995 Plan             $1.31 - $8.13      2,000,000       1,785,950         21,851     1,017,501          192,199

1995 Director Plan    $1.38 - $5.69        300,000         217,505         10,909       137,255           71,586

1999 Plan                   --           1,000,000              --             --            --        1,000,000

                                         ---------       ---------        -------     ---------        ---------
             TOTALS                      5,357,144       3,407,161        509,258     2,369,997        1,440,725
                                         =========       =========        =======     =========        =========


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

      At June 30, 1999 the net deferred tax asset, representing primarily net operating loss carryforwards, totaled approximately $32,212,000. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses.

      At June 30, 1999 the Company had net operating loss carryforwards of approximately $59,086,000 for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2019.

(4)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of the following:

                                                    June 30,1999    December 31, 1998
                                                    ------------    -----------------

 Laboratory and office equipment                    $  5,655,846      $  5,418,849
 Leasehold improvements                                3,701,772         3,701,772
                                                    ------------      ------------
                                                       9,357,618         9,120,621
 Less accumulated depreciation and amortization       (6,267,790)       (5,851,183)
                                                    ------------      ------------
                                                    $  3,089,828      $  3,269,438
                                                    ============      ============

(5)    COMMON STOCK RESERVED

      The Company has reserved Common Stock for issuance as of June 30, 1999 as follows:

Stock option plans                                               4,847,886
Issuable under licensing agreement                                  71,429
Publicly traded warrants outstanding                             3,995,394
Other warrants outstanding                                         660,578
                                                                 ---------
     Total shares reserved                                       9,575,287
                                                                 =========

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

      In May, 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $202,500 will be paid by the Company and $597,500 will be paid by the Company's insurer.

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

                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                    OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

Since its inception in 1989, the Company has primarily devoted its resources to fund drug discovery research and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $92.0 million from inception to June 30, 1999. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans which have raised an aggregate of $21.3 million in net proceeds, the Initial Public Offering which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering in October 1997 which raised approximately $26.7 million in net proceeds.

On July 25, 1994, the Company acquired all of the outstanding stock of IPI in exchange for 1,599,958 shares of Common Stock, and later issued 1,399,917 shares of Common Stock upon satisfaction of certain research milestones. IPI's financial results have been included in the Company's financial statements beginning August 1, 1994. In March 1996, IPI's remaining operations in California were consolidated with the Company's Houston operations.

The Company signed a collaborative agreement with Synthelabo S.A., ("Synthelabo") on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $3.0 million annually in research payments for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data regarding NOVASTAN(R). Synthelabo has paid a total of $2.88 million pursuant to these agreements as of June 30, 1999.

During October 1996, the Company executed a research and Common Stock purchase agreement with LG Chemical, Ltd. ("LG Chemical"). LG Chemical purchased 1,250,000 shares of Common Stock for $5.0 million and committed to pay up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $5.1 million has been paid and $1.0 million will be paid on each of December 31, 1999 and June 30 and December 31, of 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

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

                             RESULTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues decreased from $621,788 in the three month period ended June 30, 1998 to $495,130 in the same period of 1999, a decrease of 20%. Revenues were composed of earned revenues under research and development agreements. Revenue from research agreements decreased primarily due to a decrease in reimbursable expenses related to the SmithKline Agreement.

Total operating expenses decreased 5% from $4,913,200 in the three months ended June 30, 1998 to $4,653,211 in the same period of 1999 due primarily to the decrease in research and development expenses. Research and development expenses decreased 20% from $3,798,763 in the three months ended June 30, 1998 to $3,056,120 in the same period of 1999. This decrease was attributable to completion of certain Phase II clinical trials related to sitaxsentan sodium (TBC11251) and the selectin antagonist programs and expenses incurred during 1998 for the NDA submission for NOVASTAN(R). General and administrative expenses increased 43% from $1,114,437 in the three months ended June 30, 1998 to $1,597,091 in the same period of 1999 due primarily to increases in patent legal fees and investor relations expenses incurred during 1999. The Company had 83 employees at June 30, 1999 and 76 employees at June 30, 1998.

Other income and expense is composed of investment income on invested funds. The decrease of 43% from $535,168 in the three months ended June 30, 1998 to $302,455 in the same period of 1999 is attributable primarily to lower investment balances.

                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues decreased from $1,243,388 in the six months ended June 30, 1998 to $1,030,055 in the same period of 1999, a decrease of 17%. Revenues were primarily composed of earned revenues under research and development agreements. Revenue from research agreements decreased primarily due to a decrease in reimbursable expenses related to the SmithKline Agreement.

Total operating expenses decreased 4% from $9,537,893 in the six months ended June 30, 1998 to $9,151,292 in the same period of 1999 due primarily to the decrease in research and development expenses. Research and development expenses decreased 14% from $7,209,147 in the six months ended June 30, 1998 to $6,214,760 in the same period of 1999. This decrease was attributable to completion of certain Phase II clinical trials related to sitaxsentan sodium and the selectin antagonist programs and expenses incurred during 1998 for the NDA submission for NOVASTAN(R). General and administrative expenses increased 26% from $2,328,746 in the six months ended June 30, 1998 to $2,936,532 in the same period of 1999 due primarily to approximately $200,000 accrued for settlement of a lawsuit, increased patent legal fees and increased investor relations expenses incurred during 1999.

Other income and expense is composed of investment income on invested funds. The decrease of 38% from $1,115,717 in the six months ended June 30, 1998 to $686,774 in the same period of 1999 is attributable primarily to lower investment balances.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and (iv) investment income, net of interest expense. During the first six months of 1999, the Company utilized net cash in operating activities of $8,190,520. The use of cash in operations was caused primarily by the Company's net loss before preferred dividend requirements of $7,434,463. Investing and financing activities primarily reflect the net effect of purchases and redemptions of short term investments during the first six months of 1999. At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $16,050,075. Additionally, at June 30, 1999, the Company had long term investments of $6,105,605.

The Company expects to incur substantial research and development expenditures as it designs and develops small molecule drugs for vascular diseases. The Company anticipates that operating expenses may increase during 1999 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during 1999 due to expenses associated with the amendment of the new drug application with the FDA for NOVASTAN(R) and costs associated with additional clinical and regulatory work being completed for NOVASTAN(R). The Company also began incurring clinical trial costs in 1997 for the compounds sitaxsentan sodium and TBC1269 and is continuing its clinical trials for these compounds during 1999. In 1999, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

The Company anticipates that its existing capital resources, research payments from LG Chemical and its other revenue sources should be sufficient to fund its cash requirements through the second quarter of the year 2000. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the development and commercialization of NOVASTAN(R), the level of research, development and clinical trial expenditures for sitaxsentan sodium, TBC1269 and other compounds, results of clinical trials, the costs and timing of regulatory approvals (including NOVASTAN(R)), the success of sales and marketing efforts for NOVASTAN(R), if approved by the FDA, the exercise of the Company's publicly traded warrants, if any, which expire on September 30, 1999 and are presently not "in the money", and the timing and terms of future corporate collaborations, if any, entered into by the Company. If the Company does not receive timely FDA approval for NOVASTAN(R), or such approval is significantly delayed or if NOVASTAN(R) cannot be successfully marketed after FDA approval, the Company will need to re-examine the use of its existing capital resources. No assurances can be given that the Company will be able to continue its research and development programs at currently anticipated levels. Moreover, TBC's agreement with Synthelabo requires the Company to maintain a "net worth", as defined in the agreement, of at least $5.0 million during the term of the agreement. If the Company fails to maintain at least $5.0 million of "net worth", Synthelabo may require that the technology, as defined in the agreement, be transferred to, and the development program be conducted by, a joint venture owned by TBC and Synthelabo.

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

The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company is in the process of assessing its state of readiness. Presently, the Company has reviewed its scientific equipment, computer systems and related software to identify systems which may exhibit Y2K issues. This review was performed by internal teams from various disciplines within the Company. These teams evaluated the Company's equipment, computer systems and software for Y2K issues and is currently performing testing to insure proper operation after January 1, 2000. If necessary, specific remediation plans will be developed for non-compliant items after testing is completed. As a part of this review the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company and its licensee, SmithKline are dependent upon Mitsubishi Chemical Corporation for supply of bulk NOVASTAN(R) for clinical trial material and for its inventory needs should the FDA approve the compound for marketing. The Company has received communication from Mitsubishi Chemical Corporation which states that it has undertaken to become Y2K compliant. Any Y2K issues which would result in significant interruptions of delivery schedules could have a material effect on the Company's operations. However, the Company is presently not aware of any Y2K issues that have been encountered by any third party which could materially affect the Company's operations.

The Company has developed a contingency plan to address potential Y2K issues. This contingency plan addresses problems that the Company may encounter after January 1, 2000 and will be updated to include issues identified during the course of its remediation efforts and reasonably foreseeable problems that may arise as a result of Y2K, including, but not limited to, computer hardware and software and research equipment. The contingency plan will be continually refined as additional information becomes available. However, it is unlikely that any contingency plan can fully address all events that may arise.

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

To date, interest rate risk has not had a significant impact on the operations of the Company.

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

In May, 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $202,500 will be paid by the Company and $597,500 will be paid by the Company's insurer.

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

       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 4, 1999, an annual meeting of the stockholders of the Company was held. The holders of 29,599,066 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

       (a)    Election of Directors

              The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                            NUMBER OF                 NUMBER OF
     NAME                   VOTES FOR             VOTES ABSTAINING
     ----                   ---------             ----------------

 Ron J. Anderson            26,049,891                3,549,175

 Frank C. Carlucci          26,048,179                3,550,887

 Robert J. Cruikshank       26,045,451                3,553,615

 Richard A.F. Dixon         26,048,839                3,550,227

 David B. McWilliams        26,049,751                3,549,315

 Suzanne Oparil             26,040,441                3,558,625

 John M. Pietruski          26,046,751                3,552,315

 James A. Thomson           26,051,391                3,547,675

 James T. Willerson         25,653,352                3,945,714

(b)      Approval of the Company's 1999 Stock Incentive Plan

         The stockholders approved the proposal to adopt the Company's 1999 Stock Incentive Plan. Votes were cast as follows:

NUMBER OF                  NUMBER OF                 NUMBER OF
VOTES FOR                VOTES AGAINST            VOTES ABSTAINING
---------                -------------            ----------------

28,194,684                 1,289,610                  114,772


ITEM 5.  OTHER INFORMATION

       None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT NO.             DESCRIPTION

       27.1                  Financial Data Schedule


----------------

                        TEXAS BIOTECHNOLOGY CORPORATION

                                 JUNE 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of August, 1999.



                                       TEXAS BIOTECHNOLOGY CORPORATION


                                       By: /s/ David B. McWilliams
                                           -------------------------------------
                                           David B. McWilliams
                                           President and Chief Executive Officer




                                       By: /s/ Stephen L. Mueller
                                           -------------------------------------
                                           Stephen L. Mueller
                                           Vice President, Finance and
                                           Administration Secretary and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

                               INDEX TO EXHIBITS


   Exhibit No.                            Description of Exhibit
   -----------                            ----------------------


       27.1                 Financial Data Schedule


----------------