Form 10-Q
period 1999-09-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 1999-11-15
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1999

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

Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                          Outstanding at October 31, 1999
               -----                          -------------------------------
     Common Stock, $0.005 par value                      34,239,618

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of  September 30, 1999 and December 31, 1998             1

         Consolidated Statements of Operations for the three months ended
         September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998       2

         Consolidated Statements of Cash Flows the nine months ended
         September 30, 1999 and 1998                                                             3

         Notes to Consolidated Financial Statements                                              4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   8

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                                              12

PART II. OTHER INFORMATION

         ITEM 1: Legal Proceedings                                                              13

         ITEM 2: Changes in Securities                                                          13

         ITEM 3: Defaults Upon Senior Securities                                                13

         ITEM 4: Submission of Matters to a Vote of Security Holders                            13

         ITEM 5: Other Information                                                              13

         ITEM 6: Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                                      14

INDEX TO EXHIBITS                                                                               15

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1999                1998
                                                                    -------------       -------------
                                                                     (Unaudited)          (Audited)
Current assets:
        Cash and cash equivalents                                   $   6,088,358       $   4,176,911
        Short-term investments                                          6,854,019          20,407,146
        Other current receivables                                         796,262           1,426,959
        Prepaids                                                        1,720,296             963,590
        Other current assets                                               12,795              10,400
                                                                    -------------       -------------
             Total current assets                                      15,471,730          26,985,006

Long-term investments                                                   6,076,117           5,791,945

Equipment and leasehold improvements, at cost less
        accumulated depreciation and amortization                       3,200,006           3,269,438

Other assets                                                               59,591              59,591
                                                                    -------------       -------------

             Total assets                                           $  24,807,444       $  36,105,980
                                                                    =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                            $     612,313       $     912,396
        Accrued expenses                                                2,062,036           1,957,364
                                                                    -------------       -------------
             Total current liabilities                                  2,674,349           2,869,760

Commitments and contingencies                                                  --                  --

Stockholders' equity:
        Preferred stock, par value $.005 per share. At
             September 30, 1999, 5,000,000 shares authorized;
             none outstanding. At December 31,1998, 5,000,000
             shares authorized; none outstanding                               --                  --
        Common stock, par value $.005 per share. At
             September 30, 1999, 75,000,000 shares authorized;
             34,237,986 shares issued and outstanding. At
             December 31, 1998, 75,000,000 shares authorized;
             34,128,017 shares issued and outstanding                     171,190             170,640
        Additional paid-in capital                                    117,896,503         117,667,479
        Accumulated deficit                                           (95,934,598)        (84,601,899)
                                                                    -------------       -------------
             Total stockholders' equity                                22,133,095          33,236,220
                                                                    -------------       -------------

             Total liabilities and stockholders' equity             $  24,807,444       $  36,105,980
                                                                    =============       =============


          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                 Page 1

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                    1999          1998          1999          1998
                                                -----------   -----------   -----------   -----------
                                                (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues:
   Research and development agreements          $   516,262       616,402     1,546,317     1,859,790
                                                -----------   -----------   -----------   -----------
      Total revenues                                516,262       616,402     1,546,317     1,859,790
                                                -----------   -----------   -----------   -----------

Expenses:
   Research and development                       3,259,081     3,482,683     9,473,841    10,691,830
   General and administrative                     1,438,100       953,506     4,374,632     3,282,252
                                                -----------   -----------   -----------   -----------
      Total expenses                              4,697,181     4,436,189    13,848,473    13,974,082
                                                -----------   -----------   -----------   -----------

      Operating loss                              4,180,919     3,819,787    12,302,156    12,114,292

   Investment income                                282,683       519,132       969,457     1,634,849
                                                -----------   -----------   -----------   -----------

      Net loss                                    3,898,236     3,300,655    11,332,699    10,479,443
      Preferred dividend requirement                     --            --            --         1,690

      Net loss applicable to common shares      $ 3,898,236     3,300,655    11,332,699    10,481,133

Net loss per common share, basic and diluted:   $      0.11          0.10          0.33          0.31
                                                ===========   ===========   ===========   ===========

Weighted average common shares used to
   compute net loss per common share, basic
   and diluted:                                  34,237,568    34,086,498    34,207,956    33,872,875
                                                ===========   ===========   ===========   ===========


          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                 Page 2

                    TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          1999            1998
                                                                                      ------------    ------------
                                                                                       (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(11,332,699)    (10,479,443)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                                        639,389         599,718
      Expenses paid with stock                                                              17,377          16,297
      Loss on disposition of fixed assets                                                      227           7,895
      Decrease in preferred dividend payable not included in net loss                           --          11,912
   Change in operating assets and liabilities
     Increase in prepaids                                                                 (756,706)       (205,967)
     Decrease in receivables                                                               630,697         140,213
     Increase in other current assets                                                       (2,395)           (700)
     (Decrease) increase in current liabilities                                           (195,411)        225,860
                                                                                      ------------    ------------
            Net cash used in operating activities                                      (10,999,521)     (9,684,215)
                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                      (570,915)       (459,367)
   Proceeds from disposition of fixed assets                                                   731           3,000
   Purchase of long-term investments                                                    (5,000,000)     (1,011,385)
   Maturity of long-term investments                                                     4,700,000              --
   Purchase of short-term investments                                                  (11,203,533)    (43,707,919)
   Maturity of short-term investments                                                   24,450,567      44,400,161
   Decrease in interest receivable included in short-term and long-term investments        321,921          31,061
                                                                                      ------------    ------------
           Net cash provided by (used in) investing activities                          12,698,771        (744,449)
                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and exercises of
      options and warrants, net                                                            212,197       1,415,639
                                                                                      ------------    ------------

      Net increase (decrease) in cash and cash equivalents                               1,911,447      (9,013,025)

Cash and cash equivalents at beginning of period                                         4,176,911      14,323,573
                                                                                      ------------    ------------

Cash and cash equivalents at end of period                                            $  6,088,358       5,310,548
                                                                                      ============    ============

Supplemental disclosure of noncash financing activities:
     Expenses paid with stock                                                         $     17,377          16,297
                                                                                      ============    ============


          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                 Page 3

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


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

     (c)  Cash, Cash Equivalents, Short-Term and Long-Term Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At September 30, 1999, approximately $6,088,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months. At September 30, 1999, the Company's short-term investments consisted of approximately $6,854,000 in Corporate Commercial Paper. Long-term investments consisted of approximately $6,076,000 in United States government agency bonds with an original maturity of one year or more. Cash equivalents, short-term investments and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

     (d)  Equipment and Leasehold Improvements

          Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is provided on the straight-line method over the estimated useful lives of the respective assets (three to ten years). Amortization of leasehold improvements is provided on the straight-line method over the remaining minimum lease term.


FORM 10-Q                                                                 Page 4

     (e)  Research and Development Costs

          All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the three months ended September 30, 1999 and 1998, totaled approximately $1,696,000 and $1,541,000, respectively, of which approximately $1,305,000 and $1,167,000, respectively, was charged to research and development. For the nine months ended September 30, 1999 and 1998, salaries and benefits totaled approximately $5,024,000 and $4,715,000, respectively, of which approximately $3,877,000 and $3,526,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

     (f)  Net Loss Per Common Share

          Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 1999 and 1998, there were no common dilutive shares used in the calculation of weighed average common shares outstanding. For the three months ended September 30, 1999 and 1998, the weighted average common shares used to compute basic net loss per common share totaled 34,237,568 and 34,086,498, respectively. For the nine months ended September 30, 1999 and 1998, the weighted average common shares used to compute basic net loss per common share totaled 34,207,956 and 33,872,875, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

     (g)  Reclassifications

          Certain reclassifications have been made to prior period financial statements to conform with the September 30, 1999 presentation with no effect on net loss reported.

     (h)  Revenue Recognition

          Revenue from service contracts is recognized as the services are performed. Milestone payments related to contractual agreements are recognized as the milestones are achieved. Revenue from licensing fees is recognized when the license is granted. Revenue from grants is recognized as earned under the terms of the related grant agreements.

     (i)  Patent Application Costs

          Costs incurred in filing for patents are expensed as incurred.

     (j)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     (k)  Interim Financial Information

          The Consolidated Balance Sheet as of September 30, 1999 and the related Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring terms. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and


FORM 10-Q                                                                 Page 5
          do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

(2)  STOCK OPTIONS AND WARRANTS

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans and applies Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation and related interpretations in reporting for its plans.

     A summary of stock options as of September 30, 1999, follows:

                          Exercise Price                              Exercised/                 Available
     Stock Option Plans      Per Share     Authorized   Outstanding     Other      Exercisable   for Grant
     ------------------   --------------   ----------   -----------   ----------   -----------   ---------
     1990 Plan            $1.38 - $5.59       285,715       160,689       74,319       156,607      50,707

     1992 Plan            $1.41 - $5.36     1,700,000     1,179,012      366,421       995,462     154,567

     1995 Plan            $1.31 - $8.13     2,000,000     1,810,200       21,851     1,023,168     167,949

     1999 Plan                       --     1,000,000            --           --            --   1,000,000

     Director Plan        $3.50 - $4.54        71,429        34,242       37,187        34,242          --

     1995 Director Plan   $1.38 - $5.69       300,000       217,505       10,909       137,255      71,586
                                           ----------   -----------   ----------   -----------   ---------

            TOTAL                           5,357,144     3,401,648      510,687     2,346,734   1,444,809
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

     At September 30, 1999 the net deferred tax asset, representing primarily net operating loss carryforwards, totaled approximately $33,579,000. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses.

     At September 30, 1999 the Company had net operating loss carryforwards of approximately $61,545,000 for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2019.


FORM 10-Q                                                                 Page 6

(4)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                   September 30,1999    December 31, 1998
                                                   -----------------    -----------------
     Laboratory and office equipment                  $ 5,794,337          $ 5,418,849
     Leasehold improvements                             3,890,861            3,701,772
                                                      -----------          -----------
                                                        9,685,198            9,120,621
     Less accumulated depreciation and amortization    (6,485,192)          (5,851,183)
                                                      -----------          -----------
                                                      $ 3,200,006          $ 3,269,438
                                                      ===========          ===========

(5)  COMMON STOCK RESERVED

     The Company has reserved Common Stock for issuance as of September 30, 1999 as follows:

          Stock option plans                                     4,846,457
          Common Stock issuable under licensing agreement           71,429
          Publicly traded warrants outstanding                   3,995,394
          Other warrants outstanding                               660,578
                                                                 ---------
               Total shares reserved                             9,573,858
                                                                 =========

(6)  REGULATORY FILING

     During August, 1997, the Company filed a new drug application ("NDA") with the United States Food and Drug Administration (the "FDA") for its lead product candidate, NOVASTAN(R), for use as an anticoagulant in patients with heparin induced thrombocytopenia ("HIT") and heparin induced thrombocytopenia with thrombosis syndrome ("HITTS"). On May 11, 1998, the Company announced that it had received a non-approvable letter from the FDA for NOVASTAN(R). Based on consultation with representatives from the FDA, TBC collected and analyzed a new, more comparable historical control group as the basis for demonstrating the safety and efficacy NOVASTAN(R). The Company amended its NDA with the FDA for NOVASTAN(R) as an anticoagulant for use in patients with HIT syndrome and expects a response from the FDA to the amendment on or before February 16, 2000. While the Company believes the amendment includes consistent, positive results and supports the use of NOVASTAN(R) in its proposed indication, there can be no assurances as to the timing or outcome of the FDA decision.

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

     In May, 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $200,000 will be paid by the Company and approximately $600,000 will be paid by the Company's insurer.

     The agreement to settle is subject to negotiation and execution of a detailed stipulation of settlement between the parties, submission of the stipulation of settlement to the court, provision of notice to class members of the settlement terms, a fairness hearing, and final approval of the settlement by the court. Discussions are ongoing with plaintiffs as to the schedule for completing these steps. The Company cannot predict exactly when final dismissal can be obtained.


FORM 10-Q                                                                 Page 7

     ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                    OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

Since its inception in 1989, the Company has primarily devoted its resources to fund drug discovery research and development. The Company has been unprofitable to date and expects to incur substantial losses for the next several years as the Company invests in product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $96.0 million from inception to September 30, 1999. The Company has primarily financed its operations to date through certain private placements of Common Stock and shareholder loans which have raised an aggregate of $21.3 million in net proceeds, the Initial Public Offering which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994, a private placement of Common Stock on February 13, 1996, which raised $13.0 million in net proceeds, a private placement of the 5% Preferred on March 14, 1997, which raised approximately $6.0 million in net proceeds, and a secondary public offering in October 1997 which raised approximately $26.7 million in net proceeds.

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

The Company signed a collaborative agreement with Synthelabo S.A., ("Synthelabo") on October 11, 1994. Upon consummation of the transaction, Synthelabo purchased 1,428,571 shares of Common Stock for a total of $5.0 million and paid a licensing fee of $3 million. In addition, Synthelabo has paid $3.0 million annually in research payments for two years and paid $750,000 for the third year. During 1996, TBC signed agreements with Synthelabo to provide copies of certain clinical data regarding NOVASTAN(R). Synthelabo has paid a total of $2.88 million pursuant to these agreements. Based on the current status of the programs covered by the agreement, the Company does not expect any further payments from Synthelabo under any of these agreements.

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

In August 1997, the Company entered into a Product Development, License and CoPromotion Agreement (the "SmithKline Agreement") whereby SmithKline Beecham, PLC ("SmithKline") was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. Upon execution of the agreement, SmithKline paid an $8.5 million license fee and during October 1997, paid a $5 million milestone payment to TBC and has committed to pay up to a total of $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT, HITTS and acute myocardial infarction ("AMI"). Future milestone payments for the AMI indication are subject to SmithKline's agreement to market NOVASTAN(R) for such indication. In connection with the SmithKline Agreement, SmithKline purchased 176,922 shares of Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in conjunction with the Company's public offering which closed during October, 1997. At this time, SmithKline has no plans to conduct


FORM 10-Q                                                                 Page 8
development work for the AMI and stroke indications. TBC is evaluating the feasibility of development of NOVASTAN(R) for stroke and possibly AMI.

The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues decreased from $616,402 in the three month period ended September 30, 1998 to $516,262 in the same period of 1999, a decrease of 16%. Revenues were composed of earned revenues under research and development agreements. Revenue from research and development agreements decreased primarily due to a decrease in reimbursable expenses related to the SmithKline Agreement.

Total operating expenses increased 6% from $4,436,189 in the three months ended September 30, 1998 to $4,697,181 in the same period of 1999 due primarily to the increase in general and administrative expenses. Research and development expenses decreased 6% from $3,482,683 in the three months ended September 30, 1998 to $3,259,081 in the same period of 1999. This decrease was attributable to completion of certain Phase II clinical trials related to sitaxsentan sodium (TBC11251) and the selectin antagonist programs and expenses incurred during 1998 for the NDA submission for NOVASTAN(R). General and administrative expenses increased 51% from $953,506 in the three months ended September 30, 1998 to $1,438,100 in the same period of 1999 due primarily to increases in patent legal fees and consulting fees related to NOVASTAN(R). The Company had 86 employees at September 30, 1999 and 81 employees at September 30, 1998.

Investment income is composed of investment income on invested funds. The decrease of 46% from $519,132 in the three months ended September 30, 1998 to $282,683 in the same period of 1999 is attributable primarily to lower investment balances.

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues decreased from $1,859,790 in the nine months ended September 30, 1998 to $1,546,317 in the same period of 1999, a decrease of 17%. Revenues were primarily composed of earned revenues under research and development agreements. Revenue from research agreements decreased primarily due to a decrease in reimbursable expenses related to the SmithKline Agreement.

Total operating expenses decreased 1% from $13,974,082 in the nine months ended September 30, 1998 to $13,848,473 in the same period of 1999 due primarily to the decrease in research and development expenses offset partially by increases in general and administrative expenses. Research and development expenses decreased 11% from $10,691,830 in the nine months ended September 30, 1998 to $9,473,841 in the same period of 1999. This decrease was attributable to expenses incurred during 1998 to amend the NDA submission for NOVASTAN(R) which were lower during 1999. General and administrative expenses increased 33% from $3,282,252 in the nine months ended September 30, 1998 to $4,374,632 in the same period of 1999 due primarily to approximately $200,000 accrued for settlement of the lawsuit, increased patent legal fees and increased consulting fees related to NOVASTAN(R) incurred during 1999.

Investment income is composed of investment income on invested funds. The decrease of 41% from $1,634,849 in the nine months ended September 30, 1998 to $969,457 in the same period of 1999 is attributable primarily to lower investment balances.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its research and development activities to date principally through (i) public offerings and private placements of its equity securities, (ii) issuances of Common Stock in conjunction with acquisitions and research and collaboration agreements and exercises of stock options and warrants, (iii) milestone and research payments received in conjunction with research and collaborative agreements, and (iv) investment income, net of interest expense. During the first nine months of 1999, the Company utilized net cash in operating activities of $10,999,521. The use of cash in


FORM 10-Q                                                                 Page 9
operations was caused primarily by the Company's net loss of $11,332,699. Investing activities primarily reflect the net effect of purchases and maturities of short-term investments during the first nine months of 1999. At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $12,942,377. Additionally, at September 30, 1999, the Company had long term investments of $6,076,117.

The Company expects to incur substantial research and development expenditures as it designs and develops small molecule drugs for vascular diseases. The Company anticipates that operating expenses may increase during the remainder of 1999 and subsequent years. The Company began to incur costs to develop NOVASTAN(R) during the third quarter of 1993. These costs will continue during the remainder of 1999 due to expenses associated with the amendment of the new drug application with the FDA for NOVASTAN(R) and costs associated with additional clinical and regulatory work being completed for NOVASTAN(R). The Company also began incurring clinical trial costs in 1997 for the compounds sitaxsentan sodium and TBC1269 and is continuing its clinical trials for these compounds. In the future, the Company expects to begin to incur costs for clinical trials related to additional compounds. These costs include, among other things, hiring personnel to direct and carry out all operations related to the clinical trials, hospital and procedural costs, services of a contract research organization and purchasing and formulating large quantities of the compound to be used in such trials. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of the Company's ongoing research, clinical development and commercialization efforts.

The Company anticipates that its existing capital resources, research payments from LG Chemical and its other revenue sources should be sufficient to fund its presently anticipated research and development and other activities through the fourth quarter of the year 2000. This date is contingent upon various factors, including the rates of patient enrollment and spending associated with the development and commercialization of NOVASTAN(R), the level of research, development and clinical trial expenditures for sitaxsentan sodium, TBC1269 and other compounds, results of clinical trials, the costs and timing of regulatory approvals (including NOVASTAN(R)), the success of sales and marketing efforts for NOVASTAN(R), if approved by the FDA, the exercise of the Company's publicly traded warrants, if any, which expire on December 31, 2000 and are presently not "in the money", and the timing and terms of future corporate collaborations, if any, entered into by the Company. If the Company does not receive timely FDA approval for NOVASTAN(R), or such approval is significantly delayed or if NOVASTAN(R) cannot be successfully marketed after FDA approval, the Company will need to re-examine the use of its existing capital resources. No assurances can be given that the Company will be able to continue its research and development programs at currently anticipated levels. The Company anticipates that it may need to raise substantial funds for additional research and development activities in the year 2000 and for future operations through collaborative arrangements, public or private issuance of debt and equity, or other arrangements. These financings could result in the issuance of equity securities which dilute the existing holders of the Company's Common Stock. The Company expects that as additional product candidates enter clinical trials, the Company may incur increased expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. There can be no assurance that the Company will be able to obtain such additional financings or establish corporate collaborations on acceptable terms or in time to fund its research and development programs. It is likely that the Company's ability to raise additional funds will be adversely affected by unfavorable results of its clinical trials and the failure to obtain regulatory approvals for its product candidates, including NOVASTAN(R). In the event such financing is not obtained, the Company's drug discovery or development programs may be delayed, scaled back or eliminated. The Company may also be required in this event to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that it would not otherwise relinquish.

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


FORM 10-Q                                                                Page 10

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

The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company has assessed its state of readiness and believes all major systems and equipment are Y2K compliant. Presently, the Company has reviewed its scientific equipment, computer systems and related software to identify systems which may exhibit Y2K issues. This review was performed by internal teams from various disciplines within the Company. These teams evaluated the Company's equipment, computer systems and software for Y2K issues and performed testing to insure proper operation after January 1, 2000. If necessary, specific remediation plans were developed for non-compliant items after testing was completed. As a part of this review the Company determined the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company has received correspondence from a majority of these third parties which outlines their state of readiness. The Company and its licensee, SmithKline are dependent upon Mitsubishi Chemical Corporation for supply of bulk NOVASTAN(R) for clinical trial material and for its inventory needs should the FDA approve the compound for marketing. The Company has received communication from Mitsubishi Chemical Corporation which states that it has undertaken to become Y2K compliant. Any Y2K issues which would result in significant interruptions of delivery schedules could have a material effect on the Company's operations. However, the Company is presently not aware of any Y2K issues that have been encountered by any third party which could materially affect the Company's operations.

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

The Company estimates that the costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. The Company has spent approximately $15,000 on Y2K remediation expenses and estimates that approximately $35,000 should cover other costs which may arise in the future. This estimate may be revised should other remediation needs be discovered in the review of Y2K issues. However, the failure to discover or correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operation, liquidity and financial condition.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding TBC's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations. Although TBC believes that the


Form 10-Q                                                                Page 11
expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve TBC's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) cost of clinical development of product candidates, (iii) attainment of research and clinical goals of product candidates, (iv) timely approval of TBC's product candidates by appropriate governmental and regulatory agencies, (v) effect of any current or future competitive products, (vi) ability to manufacture and market products commercially, (vii) retention of key personnel and (viii) capital market conditions.

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

In May, 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $200,000 will be paid by the Company and approximately $600,000 will be paid by the Company's insurer.

The agreement to settle is subject to negotiation and execution of a detailed stipulation of settlement between the parties, submission of the stipulation of settlement to the court, provision of notice to class members of the settlement terms, a fairness hearing, and final approval of the settlement by the court. Discussions are ongoing with plaintiffs as to the schedule for completing these steps. The Company cannot predict exactly when final dismissal can be obtained.

ITEM 2. CHANGES IN SECURITIES

       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

Dr. John McMurdo resigned his position as Vice President, Clinical Development and Regulatory Affairs to pursue other interests effective October 11, 1999. The Company signed a severance agreement with Dr. McMurdo containing, among other things, payment of six months salary, continued participation in certain incentive programs through December 31, 1999, accelerated vesting of all stock options, and an extension of the expiration date of these options to September 30, 2001. The Company has undertaken a search to replace Dr. McMurdo.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Two reports on Form 8-K were filed during the quarter ended September 30, 1999. The first filed August 26, 1999, regarded the amendment of the NDA for NOVASTAN(R). The second, filed September 14, 1999, regarded the extension of the expiration date of the Company's redeemable Common Stock purchase warrants (CUSIP No. 8822IT120) from September 30, 1999 to December 31, 2000.

     EXHIBIT NO.     DESCRIPTION

        4.9 Second Amendment to Warrant Agreement by and between Texas Biotechnology Corporation and The Bank of New York dated September 10, 1999. (Filed as an exhibit to the Company's Form 8-K (File No. 0-20117) filed with the Commission on August 26, 1999 and incorporated herein by reference.)

       10.71 Amendment to Lease Agreement between Texas Biotechnology Corporation and the University of Texas Health Science Center at Houston, dated April 1, 1999.

       10.72 Severance Agreement between Dr. John McMurdo and Texas Biotechnology Corporation dated October 11, 1999.

       27.1          Financial Data Schedule

----------


FORM 10-Q                                                                Page 13

                         TEXAS BIOTECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of November, 1999.


                                       TEXAS BIOTECHNOLOGY CORPORATION


                                       By: /s/David B. McWilliams
                                           -------------------------------------
                                           David B. McWilliams
                                           President and Chief Executive Officer



                                       By: /s/Stephen L. Mueller
                                           -------------------------------------
                                           Stephen L. Mueller
                                           Vice President, Finance and
                                           Administration Secretary and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)


FORM 10-Q                                                                Page 14

                                INDEX TO EXHIBITS


   Exhibit No.               Description of Exhibit
   -----------               ----------------------
      4.9            Second Amendment to Warrant Agreement by and between Texas
                     Biotechnology Corporation and The Bank of New York dated
                     September 10, 1999. (Filed as an exhibit to the Company's
                     Form 8-K (File No. 0-20117) filed with the Commission on
                     August 26, 1999 and incorporated herein by reference.)

     10.71           Amendment to Lease Agreement between Texas Biotechnology
                     Corporation and the University of Texas Health Science
                     Center at Houston, dated April 1, 1999.

     10.72           Severance Agreement between Dr. John McMurdo and Texas
                     Biotechnology Corporation dated October 11, 1999.

     27.1            Financial Data Schedule

----------


FORM 10-Q                                                                Page 15