Form 10-K
period 1999-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2000-03-17
CIK 887023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                           7000 FANNIN, 20(TH) FLOOR
                              HOUSTON, TEXAS 77030
                                 (713) 796-8822
   (Address and telephone number of principal executive offices and zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $683,669,000 as of February 29, 2000.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2000:

                TITLE OF CLASS                                NUMBER OF SHARES
                --------------                                ----------------
        Common Stock, $.005 par value                            34,550,800

     Documents incorporated by reference:

                   DOCUMENT                                   FORM 10-K PARTS
                   --------                                   ---------------
Definitive Proxy Statement, to be filed within                      III
         120 days of December 31, 1999
             (specified portions)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-K are forward-looking statements. These forward looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the drug development process and the timing of regulatory approvals required to market these drugs. Although we believe that the expectations reflected in these forward looking statements are reasonable, we can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

     When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Additional Risk Factors" and elsewhere in this Form 10-K.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

     We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

                                     PART I

ITEM 1 -- BUSINESS

                                    OVERVIEW

     Texas Biotechnology is a biopharmaceutical company focused on the discovery, development and commercialization of novel, synthetic, small molecule compounds for the treatment of a variety of vascular and related inflammatory diseases. Our research and development programs are focused on inhibitors (also referred to as antagonists or blockers) that can interrupt certain disease processes.

     We currently have six programs:

     - The Thrombosis Program. We have developed NOVASTAN(R), our lead product, which is a synthetic, small molecule anticoagulant drug designed for the prevention or treatment of thrombosis in patients with heparin-induced thrombocytopenia (decrease in platelet count), commonly referred to as HIT, and HIT with thrombosis syndrome (HIT with blood clots), or HITTS. We refer to both HIT and HITTS as HIT. We have received an approvable letter from the U.S. Food and Drug Administration, commonly referred to as the FDA, with respect to the HIT indications and expect final FDA approval in the second quarter of 2000. SmithKline Beecham plc is our marketing, manufacturing and distribution partner in this endeavor.

     - The Vasospasm/Hypertension Program. We are developing sitaxsentan as an endothelin(A) receptor antagonist, or ET(A), for the treatment of heart failure, hypertension and pulmonary hypertension. We are currently in Phase II clinical trials with sitaxsentan and have another compound in preclinical development for the treatment of these same diseases.

     - The Vascular Inflammation Program. We are developing a selectin antagonist, TBC1269, for the treatment of asthma. The intravenous form of the drug is currently in Phase II clinical trials. Inhaled and topically applied TBC1269 are currently in the preclinical stage for the treatment of asthma and psoriasis, respectively. We are also in research with respect to vascular cell adhesion molecules, or VCAM, and very late stage antigen 4, or VLA-4, a member of the integrin family, chemokine receptors, such as CCR1 and CCR3, and other integrins, such as (alpha)4(beta)7 antagonists for the treatment of asthma, rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease.

     - Apoptosis Program. We are conducting research into the development of inhibitors of apoptosis. Apoptosis involves programmed cell death and is thought to play a role in many vascular and inflammatory diseases. Currently, we have three different groups of inhibitors of apoptosis - caspase antagonists that could be useful in preventing cell death following ischemic stroke or congestive heart failure; tumor necrosis factor (alpha), or TNF(alpha) antagonist, that could potentially be useful in treating rheumatoid arthritis; and a receptor for age-dependent glycation end-products, or RAGE antagonists, that may be useful in preventing certain complications of diabetes due to cell death in the blood vessels.

     - Angiogenesis Program. Angiogenesis involves the formation of new blood vessels from existing vessels and is associated with a number of diseases including tumor growth, rheumatoid arthritis, atherosclerosis, various retinopathies and certain skin diseases. Our research is focused on the development of small molecule inhibitors of vascular endothelial growth factor, or VEGF, for the treatment of cancer and diabetic retinopathy.

     - Vascular Proliferation Disease Program. Smooth muscle cells in the blood vessel proliferate in response to injury to a blood vessel and is the cause of blood vessel thickening. Our research program for this area is focused on identifying an antagonist to fibroblast growth factor, or FGF, to interrupt its role in causing blood vessels to narrow due to excessive smooth muscle growth. We believe our FGF antagonist could be useful in the treatment of coronary retenosis that may occur as a result of vessel injury during angioplasty.

                               BUSINESS STRATEGY

     The key elements of our business strategy are as follows:

  Commercialize and Gain Broader Approval for NOVASTAN(R)

     We and our marketing, manufacturing and distribution partner SmithKline, are preparing for the commercial launch of NOVASTAN(R) upon our receipt of final FDA approval which we expect to receive in the second quarter of 2000. In addition

     - we are preparing a supplemental new drug application, or NDA, for NOVASTAN(R) for use in HIT patients undergoing angioplasty;

     - we filed a Canadian New Drug Submission which has been approved for priority review and expect a response from Canadian regulatory authorities in the third quarter of 2000; and

     - we are examining the use of NOVASTAN(R) for other indications, including those for which it has been approved in Japan for over 10 years.

 Focus on the identification and development of new drugs for the treatment of diseases involving the vascular endothelium

     Injury to the vascular endothelium is a common cause of many of the most profound diseases affecting patients today, such as ischemic heart disease, acute coronary syndrome, hypertension, congestive heart failure, and asthma. By concentrating on this area, we can be relatively efficient in our drug discovery, development and commercialization efforts. This efficiency extends to the following areas:

     - Research -- Our efforts are predominantly devoted toward the treatment and prevention of interrelated diseases of the vascular endothelium, and we employ a large group of vascular biologists;

     - Computer aided drug design -- We utilize computers to develop rapidly drug candidates derived from our vascular biological efforts and to identify new targets from information discovered by the Human Genome Project;

     - Regulatory -- Since diseases of the vascular endothelium involve substantial morbidity and mortality, our indications are generally suitable for fast-track FDA approval; and

     - Clinical investigators and consultants -- We work with key opinion leaders and consultants experienced in diseases of the vascular endothelium to assist in clinical development and the regulatory approval process.

     Focus on the identification and development of small molecule drug candidates -- Small molecule therapeutics have many advantages over large molecules, such as proteins, peptides and monoclonal antibodies. Small molecules can frequently be administered orally on an outpatient basis. By contrast, to date, large molecule therapeutics can very rarely be formulated to accommodate oral outpatient administration. Since small molecules generally are not immunogenic, use of small molecules avoids the potential for immune reactions which can occur with protein therapeutics. In addition, small molecules can typically be protected with composition-of-matter patents that generally provide a large degree of intellectual property protection. Our emphasis on small molecule therapeutics means that our drug candidates can be produced by conventional pharmaceutical manufacturing methods with the potential for modest cost of goods sold.

     Participate in the sales and marketing in the United States and Canada of the drugs we develop -- In the biopharmaceutical industry, a substantial percentage of the profits generated from successful drug development are typically retained by the entity directly involved in the sales and marketing of the drug. Licensing our drug candidates to a third party who will complete development and provide sales and marketing resources in exchange for upfront payments, milestone payments and a royalty on sales may reduce some of our risks, particularly for diseases outside our strategic interest or in territories outside of the United States and Canada. However, in certain instances, we may decide that the risk-return profile favors developing and then marketing and selling products on a co-promotion basis or by ourselves. Therefore, when and if we deem it appropriate, we intend to participate in the sales and marketing of our products in the United States and Canada.

                THERAPEUTIC PROGRAMS AND PRODUCTS IN DEVELOPMENT

     The following table summarizes the potential therapeutic indications and development status for certain of our clinical, preclinical and research product candidates and is qualified in its entirety by the more detailed information appearing elsewhere in this Form 10-K.

                             TARGET COMPOUND/                      POTENTIAL
       PROGRAM                   DOSE FORM                        INDICATION                         STATUS(1)
----------------------  ---------------------------  -------------------------------------  ---------------------------
 THROMBOSIS              NOVASTAN(R)
                         Intravenous                  Anticoagulant therapy in HIT/HITTS     Approvable Letter Received
                                                      patients                               February 18, 2000
                         Intravenous                  Anticoagulant therapy in HIT           Phase III
                                                      patients undergoing angioplasty
-----------------------------------------------------------------------------------------------------------------------
 VASOSPASM/              ENDOTHELIN(A) RECEPTOR
 HYPERTENSION            ANTAGONIST
                         Sitaxsentan (TBC11251)
                         Intravenous                  Congestive Heart Failure               Phase II
                         Oral                         Pulmonary Hypertension                 Phase II
                                                      Hypertension                           Phase II
                                                      Congestive Heart Failure               Phase II
                         TBC3711
                         Oral                         Congestive Heart Failure               Preclinical
                                                      Hypertension                           Preclinical
                         TBC3214
                         Oral                         Cancer                                 Preclinical
-----------------------------------------------------------------------------------------------------------------------
 VASCULAR                SELECTIN ANTAGONIST
 INFLAMMATION            TBC1269
                         Intravenous                  Asthma                                 Phase II
                         Inhaled                      Asthma                                 Preclinical
                         Topical                      Psoriasis                              Preclinical
                         VCAM/VLA-4 ANTAGONIST
                         TBC4257
                         Oral                         Asthma                                 Research
                                                      Rheumatoid Arthritis                   Research
                         CCR 1 ANTAGONIST             Multiple Sclerosis                     Research
                         CCR 3 ANTAGONIST
                         TBC4095
                         Oral                         Asthma                                 Research
                         (alpha)4(beta)7 ANTAGONIST
                         TBC3804
                         Oral                         Inflammatory Bowel Disease             Research
-----------------------------------------------------------------------------------------------------------------------
 APOPTOSIS               CASPASE INHIBITOR
                         TBC4521                      Acute Myocardial Infarction            Research
                                                      Ischemic Stroke                        Research
                         RAGE ANTAGONIST              Diabetic Complications                 Research
                         TNF(alpha) ANTAGONIST        Rheumatoid Arthritis                   Research
-----------------------------------------------------------------------------------------------------------------------
 ANGIOGENESIS            VEGF ANTAGONIST
                         TBC2576                      Cancer and Diabetic Retinopathy        Research
-----------------------------------------------------------------------------------------------------------------------
 VASCULAR                FGF ANTAGONIST
 PROLIFERATIVE DISEASE   TBC1635                      Post-Angioplasty Coronary Restenosis   Research

---------------

(1) Preclinical compounds are compounds undergoing toxicology and pharmaceutical development in preparation for human clinical testing. Research compounds are compounds undergoing basic evaluation and optimization to establish a lead clinical candidate.

                               THROMBOSIS PROGRAM

     Background. Thrombosis, the lodging of a blood clot in a vessel, causes various vascular diseases, depending on the location of the clot. An arterial clot may lead to heart attack if lodged in a coronary artery, or stroke if lodged in an artery that supplies oxygen to the brain. Venous clots occur principally in the arms or legs (deep vein thrombosis), and may cause local inflammation, chronic pain and other complications. In some cases, a venous clot can cause lung injury (pulmonary embolism) by migrating from the veins to the lungs.

     Thrombosis can be treated surgically or through drug therapy with anticoagulant and thrombolytic drugs. Anticoagulant drugs, which prevent clots from forming, are characterized as either antithrombotic or antiplatelet drugs. Antithrombotic drugs block the action of the blood protein thrombin and may be used to treat both arterial and venous clots. Antiplatelet drugs prevent platelets from clumping together and are only effective in treating arterial clots. Heparin and aspirin are the most widely-used antithrombotic and antiplatelet drugs, respectively.

     Heparin, first discovered over 80 years ago, is the most widely used injectable anticoagulant. In the U.S., approximately ten million patients annually receive therapeutic heparin to treat a variety of conditions that require inhibition of the body's natural clotting mechanism. Each year over 300,000 of these patients develop a profound immunological reaction to heparin that is known as heparin-induced thrombocytopenia or HIT. The condition is characterized by a strong tendency to clot that puts the patient at risk of major complications such as acute myocardial infarction, ischemic stroke, amputation or death. It is also very difficult to administer heparin dosages. A small change in dosage levels can cause the anticoagulant action of the drug to become ineffective or cause the patient to bleed.

     Current Therapy. The current treatments for HIT include the cessation of heparin use and the administration of Refludan(R) or other antithrombotic agents. We believe Refludan(R) may only be used on a limited basis by physicians because up to 40% of all patients on the drug develop an adverse immune response that may limit the predictability of the drug's effect. Other antithrombotics such as Orgaran(R) and low-molecular weight heparin can cross react with the antiheparin antibody which causes HIT and thereby exacerbate the condition. Additional measures, such as inline filters, are sometimes used to remove clots, but are highly invasive and involve patient trauma. Simply stopping heparin alone may be insufficient as a significant number of patients will progress to exhibit severe outcomes.

     Product Candidate -- NOVASTAN(R). NOVASTAN(R) is a synthetic direct thrombin inhibitor that directly and selectively binds to and inactivates thrombin in the blood plasma. In conjunction with SmithKline, we are developing NOVASTAN(R) as an anticoagulant alternative to heparin for the U.S. and Canadian markets. NOVASTAN(R) is also effective against thrombin that is contained within blood clots. NOVASTAN(R) is manufactured and marketed in Japan by Mitsubishi where it is approved as a treatment for ischemic stroke, peripheral arterial occlusion and hemodialysis in patients with antithrombin III deficiency, a clotting disorder that does not respond to heparin. Since the product's introduction in 1990, approximately 100,000 patients have been treated with NOVASTAN(R) in Japan.

     In the clinical studies that we have conducted in the U.S., a significant correlation has been found between the administered dose of NOVASTAN(R) and the degree of anticoagulation achieved. This is potentially important as it suggests that the relationship between dose and effect of NOVASTAN(R) is generally very predictable over the expected dose-range. As a result, there is little risk of either insufficient or excessive anticoagulation occurring from small dose changes of NOVASTAN(R). Other potential product advantages for NOVASTAN(R) include a rapid onset of action, a relatively short half-life and an absence of immunogenicity.

     Clinical Trial Status. Because NOVASTAN(R) does not invoke the immune reaction caused by heparin, we have developed NOVASTAN(R) initially as a treatment for patients diagnosed with HIT, which if left untreated can progress to HITTS. The clinical development plan for NOVASTAN(R) included two Phase III trials designed to evaluate the efficacy and safety of NOVASTAN(R) as an anticoagulant therapy in patients with HIT and HITTS. The data from the trials were analyzed using two statistical methods:

time-to-event and categorical. A time-to-event analysis provides the incidence of clinical endpoints, or outcomes, over a period of time. A categorical analysis provides the incidence of clinical endpoints at a point in time.

     Our first trial, ARG-911, was a multicenter Phase III study that compared 304 patients treated with NOVASTAN(R) for up to 14 days, with data outlining the reaction of 193 patients previously treated with heparin. We call previously treated patients historical control patients. While most clinical trials compare the drug under evaluation with either a placebo or another active drug, due to the life-threatening effects of HIT and the lack of existing treatments at the time we were conducting clinical trials for NOVASTAN(R), the FDA asked that we compare NOVASTAN(R) to data from historical HIT cases. The data for our historical control patients were derived from hospital records of patients that closely resembled the patient population that we treated with NOVASTAN(R).

     In the ARG-911 time-to-event analysis (over 37 days), historical control patients with HIT had a 68% greater risk of experiencing death, amputation or new thrombosis; while historical control patients with HITTS exhibited a 75% greater risk of experiencing one of the same endpoints. Statistical significance was achieved in both the HIT and HITTS arms of this analysis. The ARG-911 categorical analysis (at 37 days) showed historical control patients with HIT had a 51% greater risk of experiencing death, amputation or new thrombosis, while historical control patients with HITTS exhibited a 30% greater risk of experiencing one of these clinical endpoints. Statistical significance was achieved only in the HIT arm of this analysis. We believe that we did not demonstrate statistical significance in the HITTS arm due to the low number of historical control patients used in this arm of the analysis.

     A second study, ARG-915, involving 264 patients treated with NOVASTAN(R), was also conducted and compared to the same group of historical control patients. The primary endpoints in ARG-915's categorical analysis were the composite or overall endpoints of all-cause death, all-cause amputation or new thrombosis at 37 days. The secondary endpoints evaluated were the resolution of thrombocytopenia and achievement of adequate anticoagulation. We also conducted a time-to-event analysis (over 37 days) as part of the ARG-915 study involving these same primary and secondary endpoints.

     In both the ARG-911 and ARG-915 trials, NOVASTAN(R) significantly improved clinical outcomes, provided rapid, adequate anticoagulation and, relative to controls, a positive influence on restoring patient's platelet counts. NOVASTAN(R) also proved to be safe and well-tolerated and it did not increase a patient's risk of bleeding, a common side effect of anticoagulant drugs. Based on these data and the additional data in the NDA that support the use and marketing of NOVASTAN(R), the FDA issued an approvable letter for NOVASTAN(R) as an anticoagulant for prevention or treatment of thrombosis in patients with HIT and HITTS.

     Competition in HIT. Primary competitors for NOVASTAN(R) in its initial indication are Refludan(R) (lepirudin), manufactured by Aventis S.A., and Orgaran(R) (danaparoid sodium), manufactured by N.V. Organon, a unit of Akzo Nobel.

          Refludan(R) (lepirudin, Aventis). This product received approval in Europe in 1997 and in the U.S. in 1998 for anticoagulation in patients with HITTS to prevent further thromboembolic (clotting) complications. Refludan(R) has been associated with the development of an adverse immune response in up to 40% of patients receiving that drug. Although the full clinical impact of development of these antibodies is unknown, we understand that the anticoagulant effects of Refludan(R) may become unpredictable in patients developing these antibodies. Based on certain information from clinical trials, we also believe NOVASTAN(R) has a significantly better safety profile than Refludan(R).

          Orgaran(R) (danaparoid, Organon). This product is a low molecular weight heparinoid, a heparin-like compound extracted from pigs. The product has been approved in the U.S. for prevention of deep venous thrombosis following hip surgery. However, approximately one in ten HIT patients receiving danaparoid will develop the HIT syndrome exactly as if the patient received heparin. Danaparoid is not approved for HIT and is used on an off-label basis only.

     Other Indications. NOVASTAN(R) may be useful in other disease settings where predictable anticoagulation is desired. NOVASTAN(R) may be effective in hemodialysis, particularly in patients who are problematic when given heparin. Additionally, due to its ability to inhibit clot bound thrombin, NOVASTAN(R) may be useful as a treatment for ischemic stroke by itself or in combination with the approved agent Activase(R), also known as tPA.

     Competition for NOVASTAN(R) in Other Indications. Competitors for NOVASTAN(R) in other applications include other direct thrombin inhibitors with the same mechanism of action:

     - Revasc(R) (desirudin, Aventis/Novartis A.G.), recombinant hirudin, is approved in Europe for the prevention of deep vein thrombosis following hip surgery, but has been associated with intracranial hemorrhage and antibody production;

     - Angiomax(R) (bivalirudin, The Medicines Company) is in Phase III trials and has demonstrated improved safety versus the standard anticoagulant, heparin, but only equivalent efficacy for its intended indications; and

     - Melagatran (AstraZeneca plc) is in Phase II trials and is being developed as a treatment for deep vein thrombosis.

                         VASOSPASM/HYPERTENSION PROGRAM

     Background. Smooth muscle cells in the blood vessel are responsible directly for mediating vessel diameter. The regulation of blood flow depends on a delicate balance between physical and chemical stimuli that cause smooth muscle cells to relax (vasodilatation) or contract (vasoconstriction). Chronic periods of excessive vasoconstriction in the peripheral circulation can lead to disturbances in blood pressure (hypertension) or heart function (congestive heart failure), whereas acute episodes of intense vasoconstriction (vasospasm) can restrict blood flow leading to severe tissue damage and organ failure (myocardial infarction or kidney failure). Recently, it has been determined that the vascular endothelium (innermost lining) plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances that regulate the balance between vasodilatation and vasoconstriction.

     Endothelins are a family of three peptides that are believed to play a critical role in the control of blood flow. It has been determined that the multiplicity of endothelin actions on different cell types can be explained by endothelins' interactions with two distinct receptors, ET(A) and ET(B), on cell surfaces. In general, ET(A) receptors are associated with vasoconstriction and cardiovascular disorders, while ET(B) receptors are primarily associated with vasodilatation. There is substantial evidence that endothelins are involved in a variety of diseases where blood flow is important. These include vasospasm, congestive heart failure and certain types of hypertension.

     Current Therapies. Congestive heart failure, or CHF, and systemic hypertension are currently treated with a combination of drugs depending on the severity of the disease. CHF therapy may include diuretics to lower fluid volume, digoxin and beta-blockers to improve heart performance and angiotensin converting enzyme inhibitors (ACE inhibitors), which lower blood pressure. Even with these existing therapies, five year mortality rates for CHF are greater than 50%. Endothelin antagonists have been demonstrated to provide additional benefits to animals and patients when used with these existing therapies. In the case of hypertension, similar existing therapies are used; however, not all patients respond to currently available drugs. The only approved therapy for severe pulmonary hypertension is Flolan(R), a drug marketed by GlaxoWellcome plc, which is an intravenous form of prostacyclin. Patients must wear a continuous delivery infusion pump and the cost of therapy is quite high. No drug is currently approved for moderately ill patients with pulmonary hypertension, who have a high mortality and morbidity rate. An oral endothelin antagonist, if successful, may provide a significant benefit to these patients.

     Product Candidate -- Sitaxsentan. Our research program in the vasospasm/hypertension area is aimed at developing small molecules that inhibit the binding of ET to its cell surface receptors. Our scientists believe that specific agents for each receptor subtype may provide the best clinical utility and safety. Our initial focus has been to develop a highly potent and selective small molecule based ET(A) receptor antagonist. An antagonist, or inhibitor, blocks the effects of a ligand at its receptor. A ligand is a chemical messenger which binds to a specific site on a target molecule or cell. Our scientists have discovered a novel class of low molecular weight compounds, having a molecular weight of less than 500 daltons that antagonize ET binding to the ET(A) receptor with high potency. These compounds block ET binding at low compound concentration. We identified lead compounds which mimicked the ability of ET to bind to the ET(A) receptor. We then used further optimization techniques to develop more potent compounds until the current series of leads was identified. In addition to their ability to block receptor binding, these compounds functionally inhibit ET action on isolated blood vessels in vitro acting as full, competitive antagonists. The lead compounds in this series have been shown to exhibit in vivo efficacy using various animal models.

     Sitaxsentan, a selective ET(A) inhibitor, has been identified as our lead compound in this program. A second compound, TBC3711, has been selected as our next clinical candidate. We believe that a substantial market opportunity for sitaxsentan exists for the treatment of congestive heart failure and pulmonary hypertension. Congestive heart failure is currently estimated to affect approximately five million people in the U.S. annually, and pulmonary hypertension afflicts approximately 100,000 people in the U.S.

     Clinical Trial Status. We filed an investigational new drug application, also referred to as an IND, with the FDA for sitaxsentan in late 1996. To date, we have completed two Phase IIA clinical trials, one in congestive heart failure patients and one in hypertension patients. Based on these positive results, we are moving forward with a third Phase IIA trial in pulmonary hypertension and expect to complete this trial during the third quarter of 2000. With additional resources or upon entering into a collaboration agreement with a partner, we may elect to conduct further studies in the congestive heart failure and hypertension indications. We are currently seeking a partner to collaborate on our endothelin program.

     Other Indications. We believe endothelin antagonist compounds may provide therapeutic value in several other indications. We are in preclinical studies with TBC3711 for systematic hypertension and with TBC3214 for prostate cancer.

     Competition. A number of companies including Abbott Laboratories, Knoll Pharmaceuticals, Ltd., Bristol-Meyers Squibb Company and Tanabe Seiyaku Co., Ltd., have ET(A) receptor selective antagonist compounds in Phase I/II clinical development. ET(A) receptor-selective compounds from Abbott and Knoll are in early Phase II development in indications of interest to us. We believe our compounds are competitive with those from the other companies in terms of bioavailability (how much reaches the appropriate body system), half-life (how long the drugs last in the body) and potency. Several companies have non-selective ET antagonists in development. In particular, Actelion Ltd., a biotechnology company located in Switzerland, is developing bosentan, a non-selective ET blocker in-licensed from Roche Holding, Ltd. for pulmonary hypertension and chronic heart failure. Actelion is believed to be enrolling patients in a Phase II trail for pulmonary hypertension. We believe that selective ET blockers like sitaxsentan will be preferred therapy by physicians and patients for cardiopulmonary diseases since selective ET(A) blockers are likely to block the negative effects of endothelin by blocking the ET(A) receptor while preserving the beneficial effects of endothelin by not inhibiting the ET(B) receptor. Non-selective antagonists block both the ET(A) and the ET(B) receptors.

                         VASCULAR INFLAMMATION PROGRAM

     Background. Inflammation is the body's natural defense mechanism that fends off bacterial, viral and parasitic infections. The inflammatory response involves a series of events by which the body attempts to limit or destroy a foreign agent. These steps include the production of proteins that attract white blood cells, or leukocytes, to the site of inflammation, the production of chemicals to destroy the foreign agent and the removal of the resulting debris. This process is normally self-limiting and not harmful to the individual. However, in certain instances, the process may be overly active, such as during an acute asthma attack where an immediate inflammatory reaction occurs. In addition, in diseases such as atherosclerosis or rheumatoid arthritis, the inflammatory reaction leads to a build up of white blood cells and debris at the inflammation site that causes tissue damage over longer periods of time.

     The initial interaction between white blood cells and the endothelial cell layer is mediated by a group of adhesion molecules known as selectins. The selectins are a family of three proteins, two of which are found on inflamed endothelium, which bind to the carbohydrate sialyl Lewis x, also referred to as sLe(X), found on the surface of white blood cells. White blood cells are able to migrate into inflamed areas because sLe(X) present on the surface of white blood cells binds to selectin molecules present on activated endothelium. This binding slows the flow of white blood cells or leukocytes through the bloodstream. This is one of the first steps in the movement of white blood cells from the blood into the tissue. The second step in this process is vascular cell adhesion molecule, referred to as VCAM, mediated white blood cell attachment and migration which helps to localize white blood cells in areas of injury or infection. The presence of VCAM at sites of endothelial injury leads to an accumulation at these sites of the integrin very late antigen-4, or VLA-4, which are contained in white blood cells. Such accumulation can provoke an inflammatory response.

     Current Therapies. The major anti-inflammatory compounds are steroids, leukotriene blockers and immunosuppressants such as cyclosporin. While effective, the time to onset of action of these compounds may be significant. Steroids also have significant side effects including growth suppression in children, cataract formation, and general intolerance. The antagonist compounds we are developing may provide efficacy with fewer of these side effects.

     Product Candidate -- TBC1269. Our scientists have developed a computer model of the selectin/sLe(X) complex and used it to produce a novel class of synthetic, small molecule compounds that inhibit the selectin-mediated cellular adhesion that occurs during inflammation. The lead compound in the series, TBC1269, has shown efficacy both in cell-based and biochemical assays, and in animal models of inflammation. A Phase IIA clinical trial for TBC1269's intravenous use in asthma was completed in 1998. Results of this trial, which involved 21 patients, demonstrated significant reductions in cellular inflammation and allowed improved breathing. The inhaled form of TBC1269 is in preclinical trials for use in the treatment of asthma (estimated 14 million U.S. patients) and the topical form is in preclinical trials for use in the treatment of psoriasis (estimated 5.5 million U.S. patients).

     Product Candidate -- VCAM/VLA-4 Antagonists. We have also identified antagonists for the VCAM-dependent intercellular adhesion observed in asthma which block the ability of white blood cells to interact through VCAM and VLA-4. These lead compounds are being modified in an attempt to develop an orally available clinical candidate. In preclinical animal studies, our scientists have demonstrated that a small molecule VLA-4 antagonist can be effective in blocking acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. We expect to have the clinical candidate begin human trials in the first half of 2001.

     Product Candidate -- Chemokine Receptor Antagonists. Chemokines, such as MIP1(alpha) and eotaxin, are proteins which attract white blood cells to sites of inflammation. They act by binding to the cell surface receptors CCR1 and CCR3. Inhibitors of this action could be beneficial in treating inflammatory diseases such as asthma and multiple sclerosis (estimated 300,000 U.S. patients). We have identified small molecule lead inhibitors which are being optimized prior to selecting a clinical candidate.

     Product Candidate -- (alpha)4(beta)7 Antagonists. The integrin (alpha)4(beta)7, which is closely related to VLA-4, is present on leukocytes which locate in the gastrointestinal system. Inhibitors of (alpha)4(beta)7 may be useful in treating inflammatory conditions of the gut such as inflammatory bowel disease (estimated 300,000 U.S. patients).

     Competition. TBC1269 is the only small molecule selectin antagonist in clinical development for asthma and other inflammatory conditions. Several companies have programs aimed at inhibiting chemokines, like MIP1(alpha) and eotaxin, and integrins, like (alpha)4(beta)7 and VCAM/VLA-4. We are not aware of any competing product antagonists of these classes which are currently in clinical development.

                               APOPTOSIS PROGRAM

     Background. Over the past few years it has become evident that cells have a built-in mechanism for programmed death, termed apoptotic death, which is important in the formation, organization and remodeling of tissues during development. This mechanism contrasts with necrotic death which is often the result of hypoxic injury to tissues. There appear to be certain conditions, however, where apoptosis appears to contribute to the progression of a disease state. In particular, much of the tissue damage which develops over time following an ischemic stroke (resulting from a blood clot) or a heart attack is thought to be the result of apoptotic death occurring in the tissue. Additionally, diseases such as rheumatoid arthritis may have components of apoptosis. In this case, the death of certain cells in a joint, in combination with over-proliferation of other cells, contributes to the local irritation that is observed. Evidence suggests this process may be stimulated by inflammatory cells in the tissue. Thus, inhibitors of apoptosis may be useful in treating a number of disease conditions.

     Current Therapies. There are currently no therapies which prevent apoptotic cell death. The current therapies for treating ischemic stroke include treatment with tPA to reopen arteries, but only if the patient arrives at the hospital within three hours of the onset of the stroke. Otherwise, symptomatic treatment is all that can be done. For acute myocardial infarction, treatments include thrombolytic therapy, angioplasty, and coronary artery bypass grafts. These procedures are useful at restoring blood flow to the heart. However, they do not address the role of apoptotic death in the growth of the necrotic area.

     Product Candidates -- Caspase Inhibitors, TNF(alpha) Antagonist, and RAGE Antagonist. Our research in this area is focused on the identification of factors which contribute to apoptotic death in the heart and brain following a heart attack or stroke, which occur in approximately 1.5 million and approximately 450,000 patients, respectively, in the U.S. annually. One of the factors which has been identified as being important in these and other disease settings is tumor necrosis factor, or TNF(alpha). Our scientists have identified small molecule antagonists of this factor which block TNF(alpha)'s ability to bind to and kill cells in vitro. These compounds are currently undergoing additional optimization prior to selection of a clinical candidate. In addition to use in acute myocardial infarction or ischemic stroke, we estimate that there are approximately two million rheumatoid arthritis patients in the U.S. that could utilize a TNF(alpha) antagonist. Caspases are proteases which are responsible for mediating the cell death signal in various cell types. We have identified lead inhibitors of caspases which may be useful in preventing cell death following ischemic stroke or acute myocardial infarction. The receptor for age-dependent glycation end-products (RAGE) has been associated with the induction of apoptotic death in the vasculature. This action may be responsible for several complications related to diabetes, including vascular leakiness and nonresponsiveness. Antagonists to RAGE may be useful for preventing these complications. We are currently attempting to identify lead compounds that block this receptor.

     Competition. Although there are no competing small molecule drugs currently approved, we are aware of many research programs into apoptosis. To the extent one of these projects reaches the market ahead of ours, our sales results, if any, in this program could be materially adversely affected. Two TNF(alpha) antagonists, EMBREL(R) and REMICADE(R), have been approved for use in rheumatoid arthritis and Crohn's disease. These are recombinant proteins. If and when developed, our small molecule drugs may prove to have advantages over these approved products because recombinant proteins cannot be administered orally and are difficult to manufacture.

                              ANGIOGENESIS PROGRAM

     Background. Angiogenesis, the formation of new blood vessels from pre-existing vessels, depends on a delicate balance of local physical and chemical stimuli acting on the vascular endothelium. Angiogenesis is associated with numerous physiological processes, including embryogenesis, wound healing, organ regeneration, and the female reproductive cycle. However, angiogenesis also plays a major role in the pathogenesis of tumor growth, rheumatoid arthritis, atherosclerosis, various retinopathies and certain skin diseases. One of the key factors required for angiogenesis is Vascular Endothelial Growth Factor, often referred to as VEGF. Increases in VEGF expression may be a common mechanism underlying diverse, yet interrelated pathologies such as tumor growth, retinal neovascularization (new blood vessel development in the back of the eye) and rheumatoid arthritis where tissue hypoxia (loss of oxygen) is a central component. The VEGF protein is produced by smooth muscle cells and other tissues, including tumor cells, and is essential for the formation of the new blood vessels. Antagonists to VEGF may be useful for the prevention of the vascular complications of diabetes and for limiting the growth of solid tumors.

     Current Therapies. For solid tumors, current therapy includes tumor removal, radiation therapy and chemotherapy aimed at eliminating the tumor mass. Depending on the type of tumor, these therapies have a variable degree of effectiveness, from highly effective to completely ineffective.

     Product Candidate -- VEGF Antagonist. Our research program is directed toward the development of small molecule inhibitors of VEGF. VEGF is a member of the heparin binding growth factor family. Our lead compound has been shown to prevent effectively VEGF function in vitro. The compound also prevents the vascular actions of VEGF in rodent models of angiogenesis. We are currently attempting to optimize further our VEGF inhibitor to identify a clinical candidate. We estimate that approximately 700,000 diabetic retinopathy cases and approximately three million solid organ cancer patient cases occur in the U.S. annually which could utilize a VEGF antagonist in their treatment.

     Competition. While there are many competitive programs aimed at preventing angiogenesis, we believe that a selective, orally available VEGF blocker, which is the type we are seeking to develop, may have significant advantages.

                     VASCULAR PROLIFERATIVE DISEASE PROGRAM

     Background. Smooth muscle cells in the blood vessel wall proliferate in response to injury to the vessel. When the endothelial cell layer is damaged, platelets attach to the vessel surface. Platelets and other cells begin to release cellular growth factors, including the proteins FGF, platelet-derived growth factor and thrombin. In response to these growth factors, specific genes are activated in the smooth muscle cells. The products of these genes stimulate the smooth muscle cells to move and divide. When the initial damage is slight, the proliferation is limited to endothelial cell repair. If the damage is more extensive, the smooth muscle cells continue to proliferate. Eventually, the proliferation process thickens the vessel wall, reduces the interior size of the blood vessel and produces stenosis. This stenosis is comprised primarily of smooth muscle cells and protein called fibroproliferative material. The process of producing this fibroproliferative material is referred to as the fibroproliferative response. Fibroproliferative stenosis differs from stenosis produced by atherosclerotic plaque, which contains smooth muscle cells, fatty deposits and macrophages (a type of white blood cell). As with atherosclerotic plaque stenosis, however, blood flow is restricted, and the tissue served by the vessel is deprived of oxygen. If the stenosis occurs in a coronary artery, the heart muscle is deprived of oxygen, and an acute myocardial infarction may result.

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

     Current Therapies. There is currently no effective treatment to prevent post angioplasty coronary restenosis.

     Product Candidate -- FGF Antagonist. Our research program for vascular proliferative disease is focused on identifying the factors that activate cell proliferation and on developing small molecule antagonists to these factors. Using their knowledge of the signaling pathways through which these factors stimulate cells to proliferate, our scientists seek to develop compounds that disrupt the signaling process between cells and prevent unnecessary smooth muscle cell proliferation. We have focused on FGF because of a growing body of evidence that points to its central role in blood vessel formation. Thus far, our research has shown that some components of the signaling pathways used by FGF are important for smooth muscle cell proliferation. Our current focus on FGF involves the development of small molecules designed to prevent activation of latent FGF and to block FGF receptor targets. These compounds are currently undergoing additional optimization prior to selection of a clinical candidate. We estimate that approximately 685,000 annual patient cases exist in the U.S. which could utilize an FGF antagonist in the treatment of coronary restenosis.

     Competition. Many companies are developing strategies for blocking FGF. However, we are not aware of any FGF antagonists which have entered clinical development.

        RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSING AGREEMENTS

     We have established, and intend to continue to establish, collaborations with a number of corporations, research institutions and scientists to further our research and development objectives and expedite the commercialization of our products. These collaborations are generally conducted pursuant to agreements that:

     - grant us a license to, or the option to license, technology; or

     - grant other companies the right to develop and market certain technology, patent rights or material that may be valuable to us and our collaborators.

     Our major licensing and collaboration agreements are summarized below:

             Mitsubishi. We have entered into an agreement with Mitsubishi to license Mitsubishi's rights and technology relating to NOVASTAN(R) and to license Mitsubishi's own proprietary technology developed with respect to NOVASTAN(R). Under the agreement with Mitsubishi, we have an exclusive license to use and sell NOVASTAN(R) in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of NOVASTAN(R) by us and our sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. Under the Mitsubishi Agreement, we have access to an improved formulation patent granted in the U.S. in 1993 which expires in 2010 and a use patent in the U.S. which expires in 2009. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of NOVASTAN(R).

             SmithKline. In connection with our development and commercialization of NOVASTAN(R), on August 5, 1997, we entered an agreement with SmithKline whereby SmithKline was granted an exclusive sublicense in the U.S. and Canada for the indications of NOVASTAN(R) that we have licensed from Mitsubishi. SmithKline has paid $8.5 million in upfront license fees and

        $5.0 million in milestone payments and has agreed to pay up to an additional $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the HIT and acute myocardial infarction indications. At this time, SmithKline has no plans to conduct development work for the acute myocardial infarction and stroke indications. We are evaluating the feasibility of development of NOVASTAN(R) for ischemic stroke and other indications.

             We were responsible for completing the HIT clinical trials. SmithKline agreed to pay 60% of the costs for any additional HIT trials other than Phase IV trials. SmithKline will pay 100% of the costs of certain Phase IV trials, if such trials are needed. SmithKline is responsible for the marketing of NOVASTAN(R) in the licensed territory for those indications which SmithKline agrees to develop, subject to our right to use our sales force to co-promote NOVASTAN(R) on a profit sharing basis following the regulatory approval of NOVASTAN(R) for additional indications beyond HIT.

             The agreement with SmithKline provides for the formation of a joint development committee to analyze the development of additional NOVASTAN(R) indications (such as ischemic stroke) covered by our license from Mitsubishi. The joint development is to be funded 60% by SmithKline. Except as discussed below, SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. We will retain the rights to any indications that SmithKline determines it does not wish to pursue, subject to the requirement that we may not grant marketing rights to any third parties, and must use our own sales force to commercialize any such indications. Any indications that we and SmithKline elect not to develop will be returned to Mitsubishi, subject to the rights of SmithKline and us to commercialize these indications at their election, with SmithKline having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and SmithKline's right to commercialize the indication, with SmithKline having the first opportunity to commercialize.

             The agreement with SmithKline generally terminates on a country by country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the commencement of substantial third-party competition. SmithKline also has the right to terminate the agreement on a country by country basis by giving us at least three months written notice that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or becomes insolvent. We agreed to pay an agent involved in the negotiation of this agreement a fee based on a percentage of all consideration we receive, including royalties, from sales of NOVASTAN(R).

             At present, Mitsubishi is the only manufacturer of NOVASTAN(R), and has entered into an agreement with SmithKline to supply NOVASTAN(R) in bulk to meet SmithKline's and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply SmithKline at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the agreement provides for the nonexclusive transfer of the production technology to SmithKline. If SmithKline cannot commence manufacturing of NOVASTAN(R) in a timely manner or if alternate sources of supply are unavailable or uneconomic, our results of operations would be harmed.

             In connection with the execution of our agreement with SmithKline, SmithKline purchased 176,922 shares of common stock for $1.0 million and an additional 400,000 shares of common stock for $2.0 million in connection with the secondary public offering which closed on October 1, 1997.

             LG Chemical. On October 10, 1996, we signed a strategic alliance agreement with LG Chemical to develop and market compounds derived from our endothelin receptor and selectin antagonist programs in Korea, China, India and certain other Asian countries, excluding Japan for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of common stock for a total of $5.0 million. LG Chemical has committed to pay $10.7 million in research payments. Of this amount, $6.1 million has already been paid, and $1.0 million will be paid on June 30 and December 31 of 2000, and $1.3 million will be paid on June 30 and December 31, 2001. LG Chemical has the right to terminate future research payments if we fail to meet certain milestones, which milestones will be established by the parties in accordance with the agreement. LG Chemical will pay us royalties, based on net sales, in those geographic areas covered by the agreement. We have agreed to pay our agents in the contract negotiations a commission on all consideration received including a royalty on net sales.

                              LICENSES AND PATENTS

     Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We have 22 pending U.S. patent applications (2 of which have been allowed) and 19 issued U.S. patents covering compounds including selectin inhibitors, endothelin antagonists and VCAM/VLA-4 antagonists. In addition, we have exclusive licenses to three patents covering rational drug design technology. We have also filed patent applications in certain foreign jurisdictions covering projects that are the subject of U.S. applications and intend to file additional patent applications as our research projects develop. We in-licensed the U.S. and Canadian rights to NOVASTAN(R) in 1993, which included access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. If any of the NOVASTAN(R) patents remain outstanding at the time NOVASTAN(R) receives FDA approval, we may apply, under the Waxman/Hatch Act, for up to a five-year extension of one such patent. If all such patents have expired at the time NOVASTAN(R) receives FDA approval, the Waxman/Hatch Act will grant us NDA exclusivity for up to five years, during which time the FDA may not accept or approve abbreviated applications for generic variations of NOVASTAN(R). Although we believe that the expiration of the NOVASTAN(R) patents will not have a material adverse effect on the commercialization of NOVASTAN(R), we cannot assure you that we will be able to take advantage of either the patent term extension or NDA exclusivity provisions of the Waxman/Hatch Act. Moreover, even if we receive either a patent term extension or NDA exclusivity, we cannot assure you that generic pharmaceutical manufacturers will not ultimately enter the market and compete with us.

     The patent positions of biopharmaceutical firms, including us, are uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, commonly known as the PTO, to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. We have no interference proceedings pending which involve compounds not currently of commercial interest to us. We cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

     The development of therapeutic products for cardiovascular applications is intensely competitive. Many pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications or patents may be competitive with our applications or conflict in certain respects with claims made under our applications. Such conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, we cannot assure you that we would be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology.

     We also rely upon trade secret protection for our confidential and proprietary information. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

     We require our employees, consultants, members of our scientific advisory board, outside scientific collaborators and sponsored researchers and certain other advisors to enter into confidentiality agreements with us that contain assignment of invention clauses. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreements provide that all inventions conceived by the employee are our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

                             GOVERNMENT REGULATION

     The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as:

     - warning letters;

     - civil penalties;

     - criminal prosecution;

     - injunctions;

     - product seizure;

     - product recalls;

     - total or partial suspension of production; and

     - FDA refusal to approve pending NDA applications or NDA supplements to approved applications.

     The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

     - preclinical laboratory tests, animal tests and formulation studies;

     - the submission to the FDA of an IND, which must become effective before clinical testing may commence;

     - adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication;

     - the submission of an NDA to the FDA; and

     - FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations and compounds for clinical use must be formulated according to compliance with Good Manufacturing Practice, or cGMP, requirements. The results of preclinical testing are submitted to the FDA as part of an IND.

     A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, clinical trials may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expenses.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.

     Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population to:

     - determine dosage tolerance and optimal dosage;

     - identify possible adverse effects and safety risks; and

     - preliminarily support the efficacy of the drug in specific, targeted indications.

     If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase I, Phase II or Phase III testing of our product candidates will be completed successfully within any specified time period, if at all.

     After completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture. The cost of an NDA is substantial.

     The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Currently, the FDA takes approximately twelve months in which to review the NDA and respond to the applicant. In 1997, Congress enacted the Food and Drug Administration Modernization Act, in part, to ensure the availability of safe and effective drugs by expediting the FDA review process for new products. This act establishes a statutory program for the approval of fast track products. Under this act, the FDA has six months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA typically will refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

     If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions, commonly referred to as Phase IV clinical trials.

     If the FDA's evaluation of either the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

     Manufacturing. Each domestic drug manufacturing facility must be registered with FDA. Domestic drug manufacturing establishments are subject to periodic inspection by the FDA and must comply with cGMP. Further, we or our third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval of any products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA. We use and will continue to use third party manufacturers to produce our products in clinical and commercial quantities. There can be no guarantee that future FDA inspections will proceed without any compliance issues requiring the expenditure of money or other resources.

     Foreign Regulation of Drug Compounds. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

     In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure. We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

     Hazardous Materials. Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result. This liability could exceed our resources or not be covered by our insurance. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

                                  COMPETITION

     The development and sale of new drugs for the treatment of vascular and other inflammatory diseases is highly competitive and we will face intense competition from major pharmaceutical companies and biotechnology companies all over the world. Competition is likely to increase as a result of advances made in the commercial application of technologies and greater availability of funds for investment in these fields. Companies that complete clinical trials, obtain required regulatory approvals and initiate commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting talented scientists.

     We believe that our ability to compete successfully will depend on our ability to create and maintain scientifically-advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market products through other companies, through co-promotion agreements or alone. Many of our competitors have substantially greater financial, marketing, and human resources than we do. We expect to encounter significant competition.

                          MANUFACTURING AND MARKETING

     We rely on our internal resources and third-party manufacturers to produce compounds for preclinical development. Currently, we have no manufacturing facilities for either the production of biochemicals or the manufacture of final dosage forms. We believe small molecule drugs are less expensive to manufacture than protein-based therapeutics, and that all of our existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.

     We have established supply arrangements with third-party manufacturers for certain clinical trials and have established and will establish supply arrangements ultimately for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. Our long-range plan may involve establishing internal manufacturing of small molecule therapeutics, including the ability to formulate, fill, label, package and distribute our products. However, for the foreseeable future we plan to outsource such manufacturing. We do not anticipate developing an internal manufacturing capability for some time, nor are we able to determine which of our potential products, if any, will be appropriate for internal manufacturing. The primary factors we will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. Pursuant to our agreement with SmithKline, SmithKline entered into an agreement with Mitsubishi regarding the manufacture and supply of NOVASTAN(R), and we will not, therefore, have any direct responsibility regarding the manufacture and supply of NOVASTAN(R) as it relates to the agreement with SmithKline.

                                   EMPLOYEES

     As of December 31, 1999, we employed 86 individuals. Of our work force, 71 employees are engaged directly in research and development activities and 15 in general and administrative positions. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that relations with our employees are good. We also maintain consulting agreements with a number of scientists at various universities and other research institutions.

                   SCIENTIFIC ADVISORY BOARD AND CONSULTANTS

     We have assembled a scientific advisory board composed of distinguished professors from some of the most prestigious medical schools. The scientific advisory board assists us in identifying research and development opportunities, in reviewing with management the progress of our projects and in recruiting and evaluating scientific staff. Although we expect to receive guidance from the members of our scientific advisory board, all of its members are employed on a full-time basis by others and, accordingly, are able to devote only a small portion of their time to us. Management expects to meet with its scientific advisory board members as a group approximately once each year and individually from time to time on an informal basis. We have entered into a consulting agreement with each member of the scientific advisory board. The Scientific Advisory Board includes James T. Willerson, M.D., as Chairman, and the following scientists.

     Ferid Murad, M.D., Ph.D. is Professor and Chairman of the Department of Integrative Biology and Pharmacology at the University of Texas-Houston Medical School and the Director of the Institute of Molecular Medicine. Dr. Murad has received many honors including the Nobel Prize in Medicine in 1998, the Ciba Award in 1988 and the Albert and Mary Lasker Award in Basic Medical Research in 1996. He is also a member of many professional and honorary societies and is the author or co-author of more than 300 scientific articles.

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

     Denton Cooley, M.D., Surgeon-in-Chief of the Texas Heart Institute, acts as an advisory director to us.

     We also have agreements with various outside scientific consultants who assist us in formulating our research and development strategy. All of our consultants and advisors are employed by other employers and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to work with us.

                            ADDITIONAL RISK FACTORS

     Stockholders and potential investors in shares of the Company's stock should carefully consider the following risk factors, in addition to other information in this Form 10-K. The Company is identifying these risk factors as important factors that could cause the Company's actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company. The Company is relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Form 10-K.

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

  THERE IS UNCERTAINTY IN THE DEVELOPMENT OF OUR PRODUCTS AND IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL NOT BE PROFITABLE.

     We have not produced or marketed any products and, accordingly, have not begun to generate revenues from the commercialization of our product candidates. To date, our resources have been dedicated to the research and development of NOVASTAN(R) and other small molecule drugs for certain vascular and related inflammatory diseases. We have developed lead compounds in our vasospasm/ hypertension and vascular inflammation programs. The commercial applications of our product candidates will require further investment, research, development, preclinical and clinical testing and regulatory approvals, both foreign and domestic. We cannot assure you that we will be able to develop, produce at reasonable cost, or market successfully, any of our product candidates. Further, these product candidates may require complex delivery systems that may prevent or limit their commercial use. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than NOVASTAN(R), are not expected to be commercially available for a number of years, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.

  WE FACE SUBSTANTIAL COMPETITION THAT MAY RESULT IN OTHERS DEVELOPING AND COMMERCIALIZING PRODUCTS MORE SUCCESSFULLY THAN WE DO.

     The biopharmaceutical industry is highly competitive. Our success will depend on our ability to develop products and apply technology and to establish and maintain a market for our products. Potential competitors in the U.S. and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us or may obtain FDA approval for products more rapidly than we are able.

     We expect significant competition for NOVASTAN(R) for the treatment of HIT. The products that compete with NOVASTAN(R) include:

     - Refludan(R), which was approved by the FDA in 1997 for the treatment of HITTS; and

     - Orgaran(R), which is a low molecular weight heparinoid that has been approved for the treatment of deep vein thrombosis, but is being used off-label for the treatment of HIT.

     We may also face competition for NOVASTAN(R) in indications other than HIT, when and if such indications are approved by the FDA, including:

     - Revasc(R), which is used in the treatment of deep vein thrombosis following hip surgery and has received regulatory approval in Europe;

     - Angiomax(R), which is being developed as an anticoagulant and is in Phase III trials; and

     - Melagatran, which is being developed as a treatment for deep vein thrombosis and is in Phase II trials.

We cannot assure you that technological development by others will not render our products or product candidates uncompetitive or that we will be successful in establishing or maintaining technological competitiveness.

  WE ARE DEPENDENT ON SMITHKLINE, MITSUBISHI AND OTHER THIRD PARTIES TO FUND, MARKET AND DEVELOP OUR PRODUCTS, INCLUDING NOVASTAN(R).

     We rely on strategic relationships with our corporate partners to provide the financing, marketing and technical support and, in certain cases, the technology necessary to develop and commercialize certain of our product candidates. We have entered into an agreement with Mitsubishi to license rights and technology relating to NOVASTAN(R) in the U.S. and Canada for specified therapeutic indications. Either party may terminate the Mitsubishi agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner due to the above described termination provisions, the agreement with Mitsubishi expires on the later of the termination of patent rights in a particular country or 20 years after the first commercial sale of products in a particular country.

     We also entered into an agreement with SmithKline in 1997 whereby we granted an exclusive sublicense to SmithKline relating to the continued development and commercialization of NOVASTAN(R). This agreement provides for the payment of royalties and certain milestone payments upon the completion of various regulatory filings and receipt of regulatory approvals. The agreement generally terminates on a country by country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the introduction of a substantial competitor for NOVASTAN(R) by another pharmaceutical company. SmithKline also has the right to terminate the agreement on a country by country basis by giving us at least three months written notice based on a reasonable determination by SmithKline that the commercial profile of the therapeutic indication in question would not justify continued development or marketing in that country. In addition, either we or SmithKline may terminate our agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or becomes insolvent.

     Our strategic alliance with LG Chemical, which was signed in 1996 to develop and market compounds derived from our endothelin receptor and selectin antagonist programs, provides us with research and development funds. This alliance gives LG Chemical commercialization rights on some of our products in Korea, China, India and certain other Asian countries, excluding Japan. LG Chemical has the right to terminate future research payments if we fail to meet milestones that were established by the parties, in accordance with the agreement, on an ongoing basis.

     Our success will depend on these and any future strategic alliances. There can be no assurance that we will satisfy the conditions required to obtain additional research or milestone payments under the existing agreements or that we can prevent the termination of these agreements. We cannot assure you that we will be able to enter into future strategic alliances on acceptable terms. The termination of any existing strategic alliances or the inability to establish additional collaborative arrangements may limit our ability to develop our technology and may have a material adverse effect on our business or financial condition.

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

  THE REGULATORY APPROVAL PROCESS IS COSTLY AND LENGTHY AND WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN ALL REQUIRED REGULATORY APPROVALS.

     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S. and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.

     The risks associated with the approval process include:

     - delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product to meet a regulatory agency's requirements for safety, efficacy and quality; and

     - regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

  OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE AND COST MORE THAN WE EXPECT, WHICH MAY RESULT IN OUR DEVELOPMENT PLANS BEING SIGNIFICANTLY DELAYED.

     We will need to conduct clinical studies of all of our product candidates. These studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could cause us to expend substantial additional funds or to delay or modify our plans significantly, which would harm our business, financial condition and results of operations. The factors that could contribute to such cost, delays or modifications include:

     - the cost of conducting human clinical trials for any potential product. These costs can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the development and financial support from corporate partners; and

     - intense competition in the pharmaceutical market, which may make it difficult for us to obtain sufficient patient populations or clinician support to conduct our clinical trials as planned.

  EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY OVERSIGHT WHICH MAY AFFECT THE SUCCESS OF OUR PRODUCTS.

     Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up Phase IV studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

RISKS RELATING TO FINANCING OUR BUSINESS

  WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT BE SUCCESSFUL IN RAISING ADDITIONAL FUNDS IN THE FUTURE.

     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products.

We have accumulated approximately $99.9 million in net losses through December 31, 1999. Estimates of our future capital requirements will depend on many factors, including:

     - market acceptance and commercial success of NOVASTAN(R);

     - continued scientific progress in our drug discovery programs;

     - the magnitude of these programs;

     - progress with preclinical testing and clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs involved in filing, prosecuting and enforcing patent claims;

     - competing technological and market developments and changes in our existing research relationships;

     - our ability to maintain and establish additional collaborative arrangements;

     - effective commercialization activities and arrangements; and

     - the amount of proceeds, if any, that we receive upon the exercise of our outstanding warrants.

     Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through the end of 2000 without considering the impact of revenues from NOVASTAN(R). Notwithstanding revenues, which may be produced through sales of potential future products if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings.

     We cannot assure you that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing securities, further dilution of the equity ownership of existing stockholders will result. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our drug discovery or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would not otherwise relinquish.

  WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     We have historically experienced, and expect to continue to experience for the foreseeable future, significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside of our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

     - demand for our products;

     - regulatory approvals for our products;

     - the timing of the introduction and market acceptance of new products by us or competing companies; and

     - the timing and magnitude of certain research and development expenses.

RISKS RELATED TO ONGOING OPERATIONS

  WE ARE DEPENDENT ON QUALIFIED PERSONNEL.

     Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of our management and scientific staff including David B. McWilliams, our President and Chief Executive Officer, and

Richard A.F. Dixon, Ph.D., our Vice President of Research and Development, may impede our ability to bring products to market. In order to commercialize products, we must maintain and expand our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth in general could pose significant risks to our development and progress.

     We also rely on consultants and advisors to assist us in formulating our research and development strategy. All our consultants and advisors are either self-employed or employed by other organizations, and they may have other commitments such as consulting or advisory contracts with other organizations that may affect their ability to contribute to us.

  THE HAZARDOUS MATERIAL WE USE IN OUR RESEARCH AND DEVELOPMENT COULD RESULT IN SIGNIFICANT LIABILITIES, WHICH MAY EXCEED OUR INSURANCE COVERAGE.

     Our research and development activities involve the use of hazardous materials. While we believe that we are currently in substantial compliance with federal, state and local laws and regulations governing the use of these materials, accidental injury or contamination may occur. Any such accident or contamination could result in substantial liabilities, which could exceed the policy limits of our insurance coverage and financial resources. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future.

  WE MAY BE SUED FOR PRODUCT LIABILITY, WHICH MAY PREVENT OR INTERFERE WITH THE DEVELOPMENT OR COMMERCIALIZATION OF OUR PRODUCTS.

     Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. We maintain product liability insurance coverage in the total amount of $2.0 million for claims arising from the use of our products in clinical trials prior to FDA approval. Under the agreements with Mitsubishi and SmithKline, we are obligated to acquire additional coverage upon the commencement of sale of NOVASTAN(R). Our existing coverage will not be adequate as we further develop products and start to sell NOVASTAN(R). We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATING TO PRODUCT MANUFACTURING AND SALES

  WE HAVE NO MANUFACTURING, MARKETING OR SALES EXPERIENCE.

     We have no manufacturing, marketing or product sales experience. If we develop any commercially marketable products, we cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital.

     If in the future, we decide to perform sales and marketing activities ourselves, we would face a number of additional risks, including:

     - we may not be able to attract and build a significant marketing or sales force;

     - the cost of establishing a marketing or sales force may not be justifiable in light of product revenues; and

     - our direct sales and marketing efforts may not be successful.

  WE CANNOT ASSURE YOU THAT THE RAW MATERIALS NECESSARY FOR THE MANUFACTURE OF OUR PRODUCTS WILL BE AVAILABLE IN SUFFICIENT QUANTITIES OR AT A REASONABLE COST.

     Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, each of which could materially impair our competitive position and potential profitability. We can give no assurance that we will be able to enter into any other supply arrangements on acceptable terms, if at all.

  WE ARE DEPENDENT ON A SINGLE SUPPLIER OF NOVASTAN(R).

     At the present time, Mitsubishi is the only manufacturer of NOVASTAN(R) in bulk form. Mitsubishi has entered into a supply agreement with SmithKline to supply NOVASTAN(R) in bulk to meet SmithKline's and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply SmithKline with at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the supply agreement with Mitsubishi provides for the nonexclusive transfer of the production technology to SmithKline. However, in the event Mitsubishi terminates manufacturing NOVASTAN(R) or defaults in its supply commitment, we cannot assure you that SmithKline will be able to commence manufacturing of NOVASTAN(R) in a timely manner or that alternate sources of bulk NOVASTAN(R) will be available at reasonable cost, if at all. If SmithKline cannot commence the manufacturing of NOVASTAN(R) or alternate sources of supply are unavailable or are not available on commercially reasonable terms, it could harm our profitability. In addition, finishing and packaging has only been arranged with one manufacturing facility in the U.S.

  OUR PRODUCTS, INCLUDING NOVASTAN(R), EVEN IF APPROVED BY THE FDA OR FOREIGN REGULATORY AGENCIES, MAY NOT BE ACCEPTED BY HOSPITALS, INSURERS OR PATIENTS.

     The FDA granted us an approvable letter on February 18, 2000 for our lead product, NOVASTAN(R). A final approval from the FDA to market NOVASTAN(R) is dependent upon our agreement with the FDA on final labeling and is contingent upon any Phase IV clinical studies which may be required in post marketing studies. We can give no guarantee that we will be able to attain final FDA approval.

     If any of our products, including NOVASTAN(R), after receiving FDA or other foreign regulatory approval, fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for our products.

  THE SUCCESSFUL COMMERCIALIZATION OF OUR PRODUCTS IS DEPENDENT ON PHARMACEUTICAL PRICING AND THIRD-PARTY REIMBURSEMENT.

     In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payors are increasingly attempting to contain health care costs by limiting both the coverage and the level of reimbursement of drug products. Consequently, the reimbursement status of newly approved health care products is highly uncertain, and there can be no assurance that third-party coverage will be available or that available third-party coverage will enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Our long-term ability to market products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available. Third-party payors are increasingly challenging the prices of medical products and services. Furthermore, inadequate third-party coverage may reduce market acceptance of our products. Significant changes in the health care system in the United States or elsewhere could have a material adverse effect on our business and financial performance.

RISKS RELATING TO INTELLECTUAL PROPERTY

  WE MAY NOT BE ABLE TO PROTECT PROPRIETARY INFORMATION AND OBTAIN PATENT PROTECTION.

     We actively seek patent protection for our proprietary technology, both in the U.S. and in other areas of the world. However, the patent positions of pharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal, scientific and factual issues. Intellectual property is an uncertain and developing area of the law that is potentially subject to significant change. Our success will depend significantly on our ability to:

     - obtain patents;

     - protect trade secrets;

     - operate without infringing upon the proprietary rights of others; and

     - prevent others from infringing on our proprietary rights.

     We cannot assure you that patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted will provide competitive advantages to us. We cannot assure you that our patent applications or pending patent applications, if and when issued, will be valid and enforceable and withstand litigation. We cannot assure you that others will not independently develop substantially equivalent or superseding proprietary technology or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We may experience a significant delay in obtaining patent protection for our products as a result of a substantial backlog of pharmaceutical and biotechnology patent applications at the PTO. Because patent applications in the U.S. are maintained in secrecy until patents issue, other competitors may have filed or maintained patent applications for technology used by us or covered by pending applications without our being aware of these applications. In addition, patent protection, even if obtained, is affected by the limited period of time for which a patent is effective.

     We could also incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The PTO could institute interference proceedings involving us in connection with one or more of our patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The PTO or a comparable agency in a foreign jurisdiction could also institute re-examination or opposition proceedings against us in connection with one or more of our patents or patent applications and such proceedings could result in an adverse decision as to the validity or scope of the patents.

     We may be required to obtain licenses to patents or other proprietary rights from third parties. We cannot assure you that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we are unable to obtain required licenses, we could encounter delays in product introductions while we attempt to design around blocking patents, or we could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

  IF WE ARE UNABLE TO KEEP OUR TRADE SECRETS CONFIDENTIAL, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US.

     We rely significantly on trade secrets, know-how and continuing technological advancement to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with our employees and consultants, which contain assignment of invention provisions. Notwithstanding these agreements, others may gain access to these trade secrets, such agreements may not be honored and we may not be able to protect effectively our rights to our unpatented trade secrets. Moreover, our trade secrets may otherwise become known or independently developed by our competitors.

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

  OUR STOCK PRICE COULD BE VOLATILE.

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. Factors such as announcements concerning technological innovations, new commercial products or procedures by us or our competitors, proposed governmental regulations and developments in both the U.S. and foreign countries, disputes relating to patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, public concern as to the safety of biotechnology products, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock and public warrants.

     From time to time, there has been limited trading volume with respect to our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

  THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE, INCLUDING WARRANTS WHICH ARE CURRENTLY EXERCISABLE, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

     As of December 31, 1999, substantially all of our outstanding shares of common stock were eligible for immediate sale in the public market. Moreover, the resale of approximately 2.5 million outstanding shares are covered by currently effective Form S-3 registration statements.

     As part of our initial public offering, warrants covering approximately 4.1 million shares of common stock were issued. Warrants covering 3,995,394 shares remain outstanding and the shares of common stock issuable upon exercise are registered for resale under a registration statement. These warrants trade on American Stock Exchange and are presently exercisable at a price of $8.44. The warrants expire on December 31, 2000 and are callable upon the stock reaching certain benchmarks. If all of these warrants are exercised, our currently outstanding shares will number 38,388,303, and we will receive $33.7 million in proceeds from the exercise.

     As of December 31, 1999, we have reserved approximately 8.1 million shares of common stock for issuance under outstanding options, warrants (including the publicly traded warrants) and other contingent agreements. Approximately 7.4 million of these shares of reserved common stock are registered for sale or resale on currently effective registration statements, and substantially all of the remaining shares of reserved common stock are entitled to registration rights. The issuance of a significant number of shares of common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of common stock under Rule 144 or otherwise, could adversely affect the market price of the common stock.

  CERTAIN ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY DETER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Our Certificate of Incorporation and the provisions of Section 203 of the Delaware General Corporation Law contain certain provisions that may delay or prevent an attempt by a third party to acquire control of us. In addition, the severance provisions of employment agreements with certain members of management could impede an attempted change of control by a third party.

ITEM 2 -- PROPERTIES

     We lease 37,500 square feet of office and laboratory space in Houston, Texas, including a 16,671 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development, computer modeling, administrative offices, storage space and additional offices for scientists. Our lease expires in December 2000 and includes a renewal option. We may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials. We believe that these facilities are adequate for our present needs.

ITEM 3 -- LEGAL PROCEEDINGS

     On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. The plaintiffs were two individuals who purchased our shares on December 16, 1993 following our initial public offering, or IPO. In their complaint, the plaintiffs sued us, certain members of our board of directors and certain of our officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. A subsequently filed class action arising out of the initial public offering was dismissed in June 1996, leaving the first class action as the only pending litigation arising out of the initial public offering.

     In May 1999, we reached an agreement in principle to settle the pending class action. The agreement in principle achieved with the plaintiff's counsel provided for dismissal of all claims against us and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $187,500 was paid by us into escrow during January 2000 and approximately $612,500 will be paid by our insurer.

     On December 21, 1999, we and the plaintiffs filed a stipulation of settlement of all claims against certain defendants. Notification of the settlement to potential class members was delivered on or about February 4, 2000, and a hearing to approve the settlement is scheduled for April 5, 2000. The court's approval of the settlement and dismissal of all claims against us and our directors and officers will become final upon expiration of the deadline for appeal of that order.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 1999.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Our common stock and our common stock purchase warrants are traded on the American Stock Exchange. Our common stock trades under the symbol "TXB" and our redeemable common stock purchase warrant trades under the symbol "TXB.WS." The following table sets forth, for the periods indicated, the high and low sale prices for the common stock and redeemable common stock purchase warrants as reported by the consolidated transaction reporting system.

                                                     COMMON STOCK       PUBLIC WARRANTS
                                                     -------------      ---------------
                                                     HIGH      LOW      HIGH       LOW
                                                     ----      ---      -----      ----
YEAR ENDED DECEMBER 31, 1998
  First Quarter....................................    7 13/16  5 3/8     1 1/2       9/16
  Second Quarter...................................    9 1/2    3 3/4     2 3/4       1/8
  Third Quarter....................................    6        2 9/16     5/8       1/8
  Fourth Quarter...................................    5 1/4    2 7/16     3/4       1/16
YEAR ENDED DECEMBER 31, 1999
  First Quarter....................................    5 1/8    3 5/8      3/4       5/16
  Second Quarter...................................    4 13/16  3 1/2      5/8       5/16
  Third Quarter....................................    5 1/16   3 1/2      3/4       1/4
  Fourth Quarter...................................    7 15/16  3 11/16   2           3/8
YEAR ENDED DECEMBER 31, 2000
  First Quarter (through March 14).................   23 3/4    6 3/8    15          1 1/2

     As of March 14, 2000 there were approximately 502 holders of our common stock and approximately 19,500 beneficial holders. In addition, there were approximately 19 holders of record of our redeemable common stock purchase warrants and approximately 1,000 beneficial holders.

                                DIVIDEND POLICY

     We have never declared or paid dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any future earnings to finance our growth strategy and ongoing business. Payment of future dividends, if any, will be at the discretion of the board of directors after reviewing various factors, including our financial condition and operating results, current and anticipated cash needs and restrictions which may be in effect in any future financing agreement.

                    RECENT SALES OF UNREGISTERED SECURITIES

     Previously reported in Form 10-Qs.

ITEM 6 -- SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The selected financial data set forth below for each of the years in the five-year period ended December 31, 1999 are derived from our consolidated audited financial statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1995      1996      1997      1998      1999
                                               -------   -------   -------   -------   -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $ 7,234   $ 5,406   $16,908   $ 2,252   $ 2,083
Expenses:
  Research and development...................   14,950    22,252    16,833    14,123    12,793
  Charge for purchase of in-process research
     and development.........................    2,061        --     1,075       134        --
  General and administrative.................    4,693     4,068     5,760     4,597     5,799
  Restructuring and impairment of intangible
     assets..................................      644       421        --        --        --
                                               -------   -------   -------   -------   -------
          Total expenses.....................   22,348    26,741    23,668    18,854    18,592
                                               -------   -------   -------   -------   -------
Operating loss...............................   15,114    21,335     6,760    16,602    16,509
                                               -------   -------   -------   -------   -------
Other income (expense):
  Interest income............................    1,201       898     1,123     2,088     1,212
  Interest expense...........................       (1)       --        --        --        --
  Other......................................       --        --         2        --
                                               -------   -------   -------   -------   -------
          Other income, net..................    1,200       898     1,125     2,088     1,212
                                               -------   -------   -------   -------   -------
Net loss.....................................   13,914    20,437     5,635    14,514    15,297
  Preferred dividend requirement.............       --        --     1,153         2        --
                                               -------   -------   -------   -------   -------
  Net loss applicable to common shares.......  $13,914   $20,437   $ 6,788   $14,516   $15,297
                                               =======   =======   =======   =======   =======
Net loss per share basic and diluted.........  $  0.83   $  0.87   $  0.24   $  0.43   $  0.45
                                               =======   =======   =======   =======   =======
Weighted average common shares used to
  compute basic and diluted net loss per
  share......................................   16,749    23,616    27,746    33,930    34,226
                                               =======   =======   =======   =======   =======

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                1995      1996      1997      1998      1999
                                               -------   -------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short and
  long-term investments......................  $13,920   $13,390   $43,707   $30,376   $15,170
Working capital..............................   11,927    10,110    42,815    27,907    14,477
Total assets.................................   18,926    18,180    48,798    36,106    20,805
Shareholders' equity.........................   15,710    13,627    46,167    33,236    18,590

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K.

     Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $99.9 million from the date of our inception to December 31, 1999. We have primarily financed our operations to date through:

     - private placements of common stock, which raised an aggregate of $34.3 million in net proceeds;

     - our initial public offering, which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994;

     - a private placement of 5% preferred stock on March 14, 1997, which raised approximately $6.0 million in net proceeds; and

     - a subsequent public offering, which closed during October 1997 and raised approximately $26.7 million in net proceeds.

     On July 25, 1994, we acquired all of the outstanding stock of ImmunoPharmaceutics in exchange for 1,599,958 shares of our common stock, and later issued an additional 1,399,917 shares of our common stock upon satisfaction of certain research milestones. ImmunoPharmaceutics' financial results have been included in our financial statements since August 1, 1994. In March 1996, ImmunoPharmaceutics' remaining operations in California were consolidated into our Houston operations.

     During October 1996, we signed a research and common stock purchase agreement with LG Chemical. LG Chemical purchased 1,250,000 shares of our common stock for $5.0 million and committed to pay us up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $6.1 million has been paid (of which $1.0 million was receivable at December 31, 1999). Furthermore, $1.0 million will be paid on June 30 and December 31, 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

     In August 1997, we entered into an agreement with SmithKline whereby we granted SmithKline the exclusive right to work with us in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. Upon execution of the agreement, SmithKline paid an $8.5 million license fee, a $5.0 million milestone payment in October 1997 and has also committed to pay up to a total of $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT and acute myocardial infarction. Future milestone payments for the acute myocardial infarction indication are subject to SmithKline's agreement to market NOVASTAN(R) for the acute myocardial infarction indication. At this time, SmithKline has no plans to conduct development work for the acute myocardial infarction and stroke indications. We are evaluating the feasibility of developing NOVASTAN(R) for ischemic stroke and possibly other indications. In connection with the agreement, SmithKline purchased 176,922 shares of our common stock for $1.0 million and an additional 400,000 shares of our common stock for $2.0 million in conjunction with our public offering, which closed during October 1997.

     Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                             RESULTS OF OPERATIONS

     Revenues were $2.1 million, $2.3 million and $16.9 million during 1999, 1998 and 1997, respectively. For the years 1999, 1998 and 1997, revenues included $2.0 million, $2.3 million and $16.9 million from research agreements, commercialization agreements and collaborations with various other companies. Revenues from research agreements in 1999 and 1998 include research payments from LG Chemical. In 1997 revenues include research payments from LG Chemical and a license fee of $8.5 million and a milestone payment of $5.0 million from SmithKline. Interest income was $1.2 million, $2.1 million and $1.1 million, for the years 1999, 1998 and 1997, respectively. Interest income for the year 1998 was significantly higher over 1999 and 1997 due to investment of funds received in conjunction with the agreement with SmithKline and a secondary public offering of common stock completed in October 1997.

     Research and development expenses decreased 9% from $14.1 million in 1998 to $12.8 million in 1999 and decreased 16% from $16.8 million in 1997 to $14.1 million in 1998. The decrease from 1998 to 1999 was due primarily to the completion of certain Phase II clinical trials related to sitaxsentan (TBC11251) and the selectin antagonist programs net of expenses incurred during 1998 for the NDA submission for NOVASTAN(R). The decrease from 1997 to 1998 was due primarily to reduced spending on clinical trials for NOVASTAN(R) that were completed in 1998 and one-time charges during 1997 associated with the license of NOVASTAN(R).

     Non-cash charges for the purchase of in-process research and development decreased from $1.1 million in 1997 to $134,000 in 1998 because of common stock issued pursuant to the NOVASTAN(R) license agreement and for stock issued under a research collaboration agreement signed in 1998, respectively. During 2000, if a final approval is granted by the FDA for NOVASTAN(R), we will issue 71,429 shares of common stock to Genentech, the prior licensee of NOVASTAN(R). Upon approval, the value of the stock will be charged to expense over future periods based on the remaining patent life of NOVASTAN(R).

     General and administrative expenses increased 26% from $4.6 million in 1998 to $5.8 million in 1999 and decreased 20% from $5.8 million in 1997 to $4.6 million in 1998. The increase in 1999 over 1998 was due primarily to approximately $187,500 accrued for settlement of a lawsuit, increased patent legal fees and increased consulting fees related to NOVASTAN(R) incurred in 1999. The decrease in 1998 from 1997 was primarily because of a $1.0 million non-cash charge related to the 1997 extension of the exercise period for certain stock options and higher patent legal fees in 1997.

     Rent and related building services, which are a component of both research and development and general and administrative expenses, were approximately $1.0 million in 1999, 1998 and 1997. There was an increase of approximately $69,000 in 1999 from 1998 due primarily to an increase in leased space during 1999.

     We incurred net losses applicable to common shares of $15.3 million, $14.5 million and $6.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

     We have financed our research and development activities to date principally through:

     - private placements of our common and preferred stock;

     - our initial public offering and subsequent offerings of our common stock;

     - issuances of common stock in conjunction with acquisitions, research and collaboration agreements and upon exercises of stock options and warrants;

     - milestone and research payments received in conjunction with research and collaborative agreements; and

     - investment income, net of interest expense.

     At December 31, 1999 we had cash, cash equivalents and short-term and long-term investments of $15.2 million.

     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase during 2000 and subsequent years because:

     - We will incur significant clinical trial costs for sitaxsentan and TBC1269 compounds and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:

          - hiring personnel to direct and carry out all operations related to clinical trials;

          - hospital and procedural costs;

          - services of a contract research organization; and

          - purchasing and formulating large quantities of the compound to be used in such trials.

     - There will be additional costs in future periods related to NOVASTAN(R) in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications.

Furthermore, we anticipate that the administrative costs associated with our efforts will be significant. The amount and timing of expenditures will depend, among other things, on our progress in ongoing research, clinical development and commercialization efforts.

     We anticipate that our existing capital resources and our other revenue sources, should be sufficient to fund our cash requirements through the end of 2000 without considering the impact of revenues from NOVASTAN(R). This date is contingent upon various factors, including the rates of patient enrollment and spending associated with clinical trials for sitaxsentan and TBC1269 and the level of research and development expenditures for our other compounds. We cannot assure you that there will be market acceptance and commercial success of NOVASTAN(R), which could significantly impact our cash flow.

     We anticipate that we may need to raise substantial funds for future operations, which may be raised through collaborative arrangements, public or private issuance of debt and equity, or other arrangements. We expect that additional expenditures will be required if additional product candidates enter clinical trials, which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. We cannot assure you that we will be able to obtain such additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financings are not obtained, our drug discovery or development programs may be delayed, scaled back or eliminated; or we may be required to obtain funds through arrangements with collaborative partners or others that may require that we relinquish rights to certain of our technologies, product candidates or products that would not otherwise be relinquished. Our ability to raise additional funding is contingent upon a number of factors which include:

     - the market acceptance and commercial success of NOVASTAN(R);

     - the ongoing cost of research and development activities;

     - the attainment of research and clinical goals of product candidates;

     - the timely approval of our product candidates by appropriate governmental and regulatory agencies;

     - the presence and effect of competitive products;

     - our ability to manufacture and market products commercially;

     - the retention of key personnel; and

     - conditions in the capital markets.

                    IMPACT OF INFLATION AND CHANGING PRICES

     The pharmaceutical research industry is labor intensive, and wages and related expenses increase in inflationary periods. The lease of space and related building services for the Houston facility contains a clause that escalates rent and related services each year based on the increase in building operating costs and the increase in the Houston Consumer Price Index, respectively. To date, inflation has not had a significant impact on our operations.

                                   YEAR 2000

     The Year 2000, or Y2K, problem has not caused any material disruptions to our facilities or operations and has not resulted in any material costs. We have developed reasonable contingency plans to avoid, to the extent practicable, Year 2000-related problems that may yet occur due to hidden defects in computer hardware or software. We anticipate, but cannot guarantee, that the Year 2000 problem will not create material disruptions to our facilities or operations and will not cause us to incur material costs.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements we are required to include in this Item 8 are set forth in Item 14 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers and their respective ages and positions as of December 31, 1999, are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
John M. Pietruski(1)(2)................  66    Chairman of the Board of Directors
David B. McWilliams(1).................  56    President, Chief Executive Officer and
                                                 Director
Richard A. F. Dixon, Ph.D.(1)..........  46    Vice President, Research and Director
Stephen L. Mueller.....................  52    Vice President, Finance and
                                               Administration, Secretary and Treasurer
Pamela M. Murphy.......................  49    Vice President, Corporate
                                               Communications
Joseph M. Welch........................  59    Vice President, Business Development
James T. Willerson, M.D.(1)(3).........  60    Chairman of the Scientific Advisory
                                               Board and Director
Ron J. Anderson, M.D.(3)...............  53    Director
Frank C. Carlucci(2)...................  69    Director
Robert J. Cruikshank(3)................  69    Director
Suzanne Oparil, M.D.(3) ...............  58    Director
James A. Thomson, Ph.D.(2).............  55    Director

---------------

(1) Member, Executive Committee of the Board of Directors

(2) Member, Compensation and Personnel Committee of the Board of Directors

(3) Member, Audit Committee of the Board of Directors

     The additional information requested by this item will be contained on the Company's definitive Proxy Statement ("Proxy Statement") for its 2000 Annual Meeting of Stockholders to be held on June 8, 2000 and is incorporated by reference from the sections titled "Election of Directors" and "Other Information -- Executive Officers and -- Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information requested by this item is incorporated by reference from the section titled "Other Information -- Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2000.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information requested by this item is incorporated by reference from the section titled "Other Information -- Principal Stockholders" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2000.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information requested by this item is incorporated by reference from the sections titled "Other Information -- Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2000.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the Consolidated Financial Statements, the reports thereon, and the notes thereto commencing at Page F-1 of this Annual Report on Form 10-K, set forth below is an index to such Financial Statements and Schedules

                                                               PAGE
                                                               ----

          Independent Auditors' Report......................   F-1

          Consolidated Balance Sheets.......................   F-2

          Consolidated Statements of Operations.............   F-3

          Consolidated Statements of Stockholders' Equity...   F-4

          Consolidated Statements of Cash Flows.............   F-5

          Notes to Consolidated Financial Statements........   F-6

     2. INDEX TO EXHIBITS

     Information with respect to this Item is contained in the attached Index to Exhibits.

     The Company will furnish a copy of any one or more of these exhibits to a shareholder who so requests upon receipt of payment for the costs of duplication and mailing the requested item.

(B) REPORTS ON FORM 8-K

     One report on Form 8-K dated February 22, 2000 was filed after the quarter ended December 31, 1999, but prior to the filing of this Form 10-K, regarding our approvable letter from the FDA for NOVASTAN(R).

     All schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 15th day of March, 1999.

                                            TEXAS BIOTECHNOLOGY CORPORATION

                                            By:   /s/ STEPHEN L. MUELLER
                                              ----------------------------------
                                                      Stephen L. Mueller
                                                 Vice President, Finance and
                                                        Administration,
                                                   Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities indicated on the 15th day of March, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ JOHN M. PIETRUSKI                  Chairman of the Board of Directors
-----------------------------------------------------
                  John M. Pietruski

               /s/ DAVID B. MCWILLIAMS                 Director, President and Chief Executive
-----------------------------------------------------    Officer (Principal Executive Officer)
                 David B. McWilliams

               /s/ RICHARD A.F. DIXON                  Director and Vice President, Research
-----------------------------------------------------
              Richard A.F. Dixon, Ph.D.

               /s/ STEPHEN L. MUELLER                  Vice President, Finance and Administration,
-----------------------------------------------------    Secretary and Treasurer (Principal Financial
                 Stephen L. Mueller                      and Accounting Officer)

                 /s/ RON J. ANDERSON                   Director
-----------------------------------------------------
                Ron J. Anderson, M.D.

                /s/ FRANK C. CARLUCCI                  Director
-----------------------------------------------------
                  Frank C. Carlucci

              /s/ ROBERT J. CRUIKSHANK                 Director
-----------------------------------------------------
                Robert J. Cruikshank

              /s/ SUZANNE OPARIL, M.D.                 Director
-----------------------------------------------------
                Suzanne Oparil, M.D.

                /s/ JAMES A. THOMSON                   Director
-----------------------------------------------------
               James A. Thomson, Ph.D.

               /s/ JAMES T. WILLERSON                  Director
-----------------------------------------------------
              James T. Willerson, M.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Biotechnology Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Biotechnology Corporation and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Biotechnology Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Houston, Texas
February 25, 2000

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  2,804,270    $  4,176,911
  Short-term investments....................................    11,366,066      24,199,091
  Other current receivables.................................     1,067,738       1,426,959
  Prepaid expenses..........................................     1,453,090         963,590
  Other current assets......................................            --          10,400
                                                              ------------    ------------
          Total current assets..............................    16,691,164      30,776,951
Long-term investments.......................................     1,000,000       2,000,000
Equipment and leasehold improvements, net...................     2,998,431       3,269,438
Other assets................................................       115,096          59,591
                                                              ------------    ------------
          Total assets......................................  $ 20,804,691    $ 36,105,980
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    556,664    $    912,396
  Accrued expenses..........................................     1,657,706       1,957,364
                                                              ------------    ------------
          Total current liabilities.........................     2,214,370       2,869,760
Commitments and contingencies...............................            --              --

Stockholders' equity:
  Preferred stock, par value $.005 per share. At December
     31, 1999 and 1998, 5,000,000 shares authorized; none
     outstanding............................................            --              --
  Common stock, par value $.005 per share. At December 31,
     1999, 75,000,000 shares authorized; 34,392,909 shares
     issued and outstanding. At December 31, 1998,
     75,000,000 shares authorized; 34,128,017 shares issued
     and outstanding........................................       171,964         170,640
  Additional paid-in capital................................   118,317,599     117,667,479
  Accumulated deficit.......................................   (99,899,242)    (84,601,899)
                                                              ------------    ------------
          Total stockholders' equity........................    18,590,321      33,236,220
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 20,804,691    $ 36,105,980
                                                              ============    ============

          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenues:
  Research agreements.................................  $ 2,082,924   $ 2,251,681   $ 8,400,280
  License fee income..................................           --            --     8,500,000
  Products and services...............................           --            --         7,500
                                                        -----------   -----------   -----------
          Total revenues..............................    2,082,924     2,251,681    16,907,780
                                                        -----------   -----------   -----------
Expenses:
  Research and development............................   12,793,282    14,122,671    16,833,135
  Charge for purchase of in-process research and
     development......................................           --       133,875     1,075,191
  General and administrative..........................    5,798,966     4,597,014     5,759,792
                                                        -----------   -----------   -----------
          Total expenses..............................   18,592,248    18,853,560    23,668,118
                                                        -----------   -----------   -----------
          Operating loss..............................   16,509,324    16,601,879     6,760,338
                                                        -----------   -----------   -----------
Other income:
  Interest income.....................................    1,211,981     2,087,707     1,122,900
  Other...............................................           --            --         2,253
                                                        -----------   -----------   -----------
          Total other income..........................    1,211,981     2,087,707     1,125,153
                                                        -----------   -----------   -----------
          Net loss....................................   15,297,343    14,514,172     5,635,185
Preferred dividend requirement........................           --         1,690     1,153,282
                                                        -----------   -----------   -----------
          Net loss applicable to common shares........  $15,297,343   $14,515,862   $ 6,788,467
                                                        ===========   ===========   ===========
Net loss per share basic and diluted..................  $      0.45   $      0.43   $      0.24
                                                        ===========   ===========   ===========
  Weighted average common shares used to compute basic
     and diluted net loss per share...................   34,226,224    33,930,276    27,745,700
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                           PREFERRED STOCK        COMMON STOCK
                                           ----------------   ---------------------    ADDITIONAL                       TOTAL
                                           SHARES               SHARES                  PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                           ISSUED    AMOUNT     ISSUED      AMOUNT      CAPITAL        DEFICIT         EQUITY
                                           -------   ------   ----------   --------   ------------   ------------   -------------
Balance at January 1, 1997...............       --    $ --    25,490,269   $127,451   $ 77,808,331   $(64,308,376)  $ 13,627,406
Issuance of common stock for stock option
  exercises..............................       --      --        58,841        294        183,925             --        184,219
Issuance of common stock for warrant
  exercises..............................       --      --       548,438      2,742      2,028,206             --      2,030,948
Issuance of convertible preferred stock
  through private placement, net of
  expenses...............................    6,000      30            --         --      5,925,239             --      5,925,269
Issuance of common stock in lieu of board
  fees...................................       --      --         2,944         15         14,900             --         14,915
Compensation expense related to stock
  option extensions......................       --      --            --         --      1,303,094             --      1,303,094
Conversion of preferred stock into common
  shares.................................   (5,700)    (28)    1,344,149      6,721        123,872             --        130,565
Issuance of common stock to SmithKline
  Beecham plc for cash, net of
  expenses...............................       --      --       176,992        885        964,714             --        965,599
Issuance of common stock through public
  offering, net of expenses..............       --      --     5,750,000     28,750     26,658,771             --     26,687,521
Issuance of common stock to Genentech,
  Inc. pursuant to contract..............       --      --       214,286      1,071      1,074,120             --      1,075,191
Net loss.................................       --      --                                             (5,635,185)    (5,635,185)
Preferred dividends......................       --      --            --         --             --       (142,476)      (142,476)
                                           -------    ----    ----------   --------   ------------   ------------   ------------
  Balance at December 31, 1997...........      300    $  2    33,585,919   $167,929   $116,085,172   $(70,086,037)  $ 46,167,066
Issuance of common stock for stock option
  exercises..............................       --      --       127,947        640        322,141             --        322,781
Issuance of common stock for warrant
  exercises..............................       --      --       304,850      1,524      1,091,335             --      1,092,859
Issuance of common stock in lieu of board
  fees...................................       --      --         4,506         23         21,876             --         21,899
Conversion of preferred stock into common
  shares.................................     (300)     (2)       64,795        324         13,280             --         13,602
Issuance of common stock to Hedral
  Therapeutics, Inc. pursuant to
  contract...............................       --      --        40,000        200        133,675             --        133,875
Net loss.................................       --      --            --         --             --    (14,514,172)   (14,514,172)
Preferred dividends......................       --      --            --         --             --         (1,690)        (1,690)
                                           -------    ----    ----------   --------   ------------   ------------   ------------
  Balance at December 31, 1998...........       --    $ --    34,128,017   $170,640   $117,667,479   $(84,601,899)  $ 33,236,220
Issuance of common stock for stock option
  exercises..............................       --      --       257,720      1,289        514,541             --        515,830
Issuance of common stock for warrant
  exercises..............................       --      --         1,400          7         11,809             --         11,816
Issuance of common stock in lieu of board
  fees...................................       --      --         5,772         28         23,877             --         23,905
Compensation expense related to stock
  options................................       --      --            --         --         99,893             --         99,893
Net loss.................................       --      --            --         --             --    (15,297,343)   (15,297,343)
                                           -------    ----    ----------   --------   ------------   ------------   ------------
  Balance at December 31, 1999...........       --    $ --    34,392,909   $171,964   $118,317,599   $(99,899,242)  $ 18,590,321
                                           =======    ====    ==========   ========   ============   ============   ============

          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net loss.........................................  $(15,297,343)  $(14,514,172)  $ (5,635,185)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................       890,822        806,251        751,397
     Charge for purchase of in-process research and
       development.................................            --        133,875      1,075,191
     Expenses paid with stock......................        23,905         21,899         14,914
     Compensation expense related to stock
       options.....................................        99,893             --      1,303,094
     Preferred dividends payable not included in
       net loss....................................            --         11,912        (11,912)
     Loss on disposition of fixed assets...........           227         11,620             --
  Change in operating assets and liabilities:
     Increase in prepaid expenses..................      (489,500)      (410,005)        (6,833)
     (Increase) decrease in other current
       receivables.................................       359,221       (251,679)      (462,205)
     Decrease in other current assets..............        10,400             --          2,000
     Increase in other assets......................       (55,505)            --             --
     Increase (decrease) in current liabilities....      (655,390)       238,544     (1,296,499)
     Decrease in deferred revenue..................            --             --       (625,000)
                                                     ------------   ------------   ------------
          Net cash used in operating activities....   (15,113,270)   (13,951,755)    (4,891,038)
                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of equipment and leasehold
     improvements..................................      (620,773)      (798,247)      (585,446)
  Proceeds from disposition of equipment and
     leasehold improvements........................           731          3,000             --
  Purchase of investments..........................   (17,184,214)   (54,391,953)   (39,163,424)
  Maturity of investments..........................    30,826,040     57,455,360     21,537,653
  Decrease (increase) in interest receivable
     included in short-term investments............       191,199        121,293       (495,727)
                                                     ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities.............................    13,212,983      2,389,453    (18,706,944)
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net......            --             --     26,687,521
  Proceeds from sale of preferred stock, net.......            --             --      5,925,269
  Proceeds from sale of common stock and option and
     warrant exercises, net........................       527,646      1,415,640      3,180,766
                                                     ------------   ------------   ------------
          Net cash provided by financing
            activities.............................       527,646      1,415,640     35,793,556
                                                     ------------   ------------   ------------
          Net (decrease) increase in cash and cash
            equivalents............................    (1,372,641)   (10,146,662)    12,195,574
Cash and cash equivalents at beginning of year.....     4,176,911     14,323,573      2,127,999
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of year...........  $  2,804,270   $  4,176,911   $ 14,323,573
                                                     ============   ============   ============
Supplemental schedule of noncash financing
  activities: Issuance of Common Stock for research
  and development and services.....................  $     23,905   $    155,774   $  1,090,105
                                                     ============   ============   ============

          See accompanying notes to consolidated financial statements

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization

     Texas Biotechnology Corporation (the "Company" or "TBC") is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of vascular diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding Common Stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for Common Stock of the Company.

     The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. To date, other than compounds and services produced and sold by IPI, a wholly-owned subsidiary, the Company has not sold any products.

  (b) Basis of Consolidation

     The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPI. All material intercompany balances and transactions have been eliminated.

  (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At December 31, 1999, approximately $996,000 was invested in demand and money market accounts. Short-term investments are those investments which have a remaining maturity of less than one year at the balance sheet date. At December 31, 1999, the Company's short-term investments consisted of approximately $11,366,000 in Corporate Commercial Paper and Government Agency bonds, and long-term investments consisted of $1,000,000 in a Government Agency bond with a remaining maturity of more than one year. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

  (e) Intangible Assets

     Intangible assets are amortized on a straight line basis over the estimated useful lives. As of December 31, 1999 and 1998, the Company had no intangible assets.

  (f) Research and Development Costs

     All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the year ended December 31, 1999, 1998 and 1997, totaled approximately $6,781,000, $6,286,000 and $5,645,000, respectively, of which approximately $5,129,000, $4,725,000 and $4,262,000, respectively, was

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY charged to research and development. Payments related to the acquisition of in-process research and development are expensed as incurred.

  (g) Net Loss Per Common Share

     Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding during the period. For the years 1999, 1998 and 1997, there were no potential common shares used in the calculation of weighted average common shares outstanding. Preferred dividend requirements for the period ended December 31, 1997 included $142,476 of accrued dividends and deemed dividends attributable to the conversion discount factor at issuance of the Preferred Stock of $1,010,806. For the years ended December 31, 1999, 1998 and 1997, the weighted average common shares used to compute basic net loss per common share totaled 34,226,224, 33,930,276 and 27,745,700, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

  (h) Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform with the December 31, 1999 presentation with no effect on net loss previously reported.

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

(2) CAPITAL STOCK

     In December, 1993, the Company completed an initial public offering comprised of 4,082,500 units, each unit consisting of one share of Common Stock (par value $.005 per share) and one warrant to purchase one share of Common Stock. Proceeds to the Company were approximately $24.2 million, net of selling expenses of approximately $3.3 million. The securities included in the unit subsequently separated into its Common Stock and warrant components. The warrants are exercisable at $8.44 per share. On December 13, 1998, the expiration date of the warrants was extended from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. On September 13, 1999, the expiration date of the warrants was further extended to December 31, 2000. There are 3,995,394 warrants

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY outstanding as of December 31, 1999. The warrants are redeemable for $.05 per warrant, at the option of the Company, upon 30 days' prior written notice at any time after the last sale price of the Common Stock has been at least $11.82 for 30 consecutive business days ending within 15 days of the date of the notice of redemption. All of the warrants must be redeemed if any are redeemed. The underwriter received approximately $2.9 million in commissions and expense reimbursement and purchased options to purchase 355,000 units at an exercise price of $11.14. These options were sold for $.001 each and expired on December 15, 1998.

     In February 1996, the Company completed a private placement of Common Stock. The Company issued 6,550,990 shares of Common Stock at $2.125 per share with proceeds of approximately $13.0 million, net of selling commissions and expenses of approximately $900,000. In connection with the private placement, the Company paid selling commissions of $759,283 and issued 730,461 warrants to purchase Common Stock. These warrants expire on February 13, 2001, with exercise prices of between $3.05 and $4.58 per share. The resale of the underlying Common Stock is subject to certain registration rights.

     On October 10, 1996 the Company signed a strategic alliance agreement and Common Stock purchase agreement with LG Chemical, Ltd. ("LG Chemical"), a Korean corporation. In conjunction with the agreement, LG Chemical purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. The Company's agents in the contract negotiations received $420,000 in commissions and 113,636 warrants to purchase Common Stock, expiring on October 10, 2001, exercisable at $4.40 per share with the resale of the underlying Common Stock being subject to certain piggyback registration rights.

     On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock ("the 5% Preferred"), which provided net proceeds to the Company of approximately $5.9 million. The 5% Preferred was convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date. A total of 6,000 shares of 5% Preferred were sold at a price of $1,000 per share to two institutional investors. During 1997 and 1998, all 6,000 shares of the 5% Preferred and accrued dividends of $144,166 on such shares were converted into 1,408,944 shares of Common Stock.

     During August 1997 the Company sold 176,992 shares of Common Stock for $1 million less commissions and expenses of approximately $34,000 pursuant to a commercialization agreement. These shares are subject to certain registration rights. See note 10.

     In October 1997 the Company sold 5,750,000 shares of Common Stock for $5.00 per share pursuant to an underwritten secondary public offering. The net proceeds to the Company for the 5,750,000 shares sold were approximately $26.7 million after deducting selling commissions and expenses of approximately $2.1 million related to the offering.

     In addition, during October 1997 the Company issued 214,286 shares of Common Stock and a warrant to purchase 142,858 shares of Common Stock exercisable at $14.00 per share until October 9, 2004, pursuant to a license agreement. These shares are subject to certain registration rights. See note 9.

(3) STOCK OPTIONS AND WARRANTS

     The Company has in effect the following stock option plans:

          The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY independent contractors and non-employee directors, pursuant to which 202,967 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

          The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 1,172,079 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

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

          The Amended and Restated 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,953,149 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

          The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 275,869 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

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

          The 1999 Stock Incentive Plan ("1999 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 1,000,000 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     A summary of stock options as of December 31, 1999, follows:

                        EXERCISE PRICE                              EXERCISED/                 AVAILABLE
STOCK OPTION PLANS        PER SHARE      AUTHORIZED   OUTSTANDING     OTHER      EXERCISABLE   FOR GRANT
------------------      --------------   ----------   -----------   ----------   -----------   ---------
1990 Plan.............   $1.38-$5.59       285,715       152,260      82,748         150,428      50,707
1992 Plan.............   $1.41-$5.36     1,700,000     1,038,512     527,921         864,962     133,567
Director Plan.........   $3.50-$4.54        71,429        34,242      37,187          34,242          --
1995 Plan.............   $1.31-$8.13     2,000,000     1,781,700      46,851       1,063,920     171,449
1995 Director Plan....   $1.38-$5.69       300,000       217,505      24,131         168,505      58,364
1999 Plan.............            --     1,000,000            --          --              --   1,000,000
                                         ---------     ---------     -------     -----------   ---------
       TOTALS.........                   5,357,144     3,224,219     718,838       2,282,057   1,414,087
                                         =========     =========     =======     ===========   =========

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY consistent with SFAS No. 123, the Company's pro forma net loss and pro forma net loss applicable to common shares for the year ended December 31, 1999 would have been $17,178,428 and $0.50, respectively, for December 31, 1998 would have been $16,758,119 and $0.49, respectively and for December 31, 1997 would have been $9,438,748 and $0.34, respectively.

     The fair value of options granted during the years ended December 31, 1999, 1998 and 1997 for employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 4.45 and 6.63 percent, expected life of between 2 and 7 years, expected volatility of between 57 and 75 percent and no dividends.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and the changes during the years then ended is presented below:

                                                                        WEIGHTED-AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at January 1, 1997............................  2,168,764        $3.22
  Granted.................................................  1,682,909         4.34
  Canceled................................................   (986,534)        3.13
  Exercised...............................................    (58,841)        3.32
  Prior Period Adjustments................................     55,718           --
                                                            ---------
Outstanding at December 31, 1997..........................  2,862,016         3.85
  Granted.................................................    850,025         6.41
  Canceled................................................   (250,800)        5.60
  Exercised...............................................   (127,947)        2.52
                                                            ---------
Outstanding at December 31, 1998..........................  3,333,294         4.42
  Granted.................................................    441,050         4.27
  Canceled................................................   (292,405)        5.13
  Exercised...............................................   (257,720)        2.51
                                                            ---------
Outstanding at December 31, 1999..........................  3,224,219        $4.53
                                                            =========

                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Weighted-average fair value of options granted during
  the period at an exercise price equal to market at
  issue date............................................     $2.16          $4.06          $3.45

     The following tables summarize information about the Company's stock options outstanding as of December 31, 1999, 1998 and 1997, respectively:

                                      WEIGHTED          WEIGHTED                           WEIGHTED
                    OPTIONS           AVERAGE            AVERAGE          OPTIONS          AVERAGE
    OPTION        OUTSTANDING        REMAINING       EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
EXERCISE PRICE   AS OF 12/31/99   CONTRACTUAL LIFE   OF OUTSTANDING    AS OF 12/31/99   OF EXERCISABLE
--------------   --------------   ----------------   ---------------   --------------   --------------
 $1.31-$3.50         890,096            3.77              $2.33            888,430          $2.33
 $3.51-$5.88       1,793,473            6.92              $4.81          1,187,886          $4.93
 $5.89-$8.13         540,650            8.17              $7.20            205,741          $7.20
                   ---------                                             ---------
 $1.31-$8.13       3,224,219            6.26              $4.53          2,282,057          $4.12

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                                      WEIGHTED          WEIGHTED                          WEIGHTED
                    OPTIONS           AVERAGE           AVERAGE          OPTIONS          AVERAGE
    OPTION        OUTSTANDING        REMAINING       EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
EXERCISE PRICE   AS OF 12/31/98   CONTRACTUAL LIFE   OF OUTSTANDING   AS OF 12/31/98   OF EXERCISABLE
--------------   --------------   ----------------   --------------   --------------   --------------
 $1.31-$3.50       1,141,454            4.27             $2.23          1,126,954          $2.21
 $3.51-$5.88       1,640,190            7.21             $5.01            976,128          $4.95
 $5.89-$8.13         551,650            9.17             $7.20             38,167          $7.19
                   ---------                                            ---------
 $1.31-$8.13       3,333,294            6.53             $4.42          2,141,249          $3.55

                                      WEIGHTED          WEIGHTED                          WEIGHTED
                    OPTIONS           AVERAGE           AVERAGE          OPTIONS          AVERAGE
    OPTION        OUTSTANDING        REMAINING       EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
EXERCISE PRICE   AS OF 12/31/97   CONTRACTUAL LIFE   OF OUTSTANDING   AS OF 12/31/97   OF EXERCISABLE
--------------   --------------   ----------------   --------------   --------------   --------------
 $1.31-$3.50       1,222,528            5.16             $2.17          1,047,958          $2.28
 $3.51-$5.88       1,639,488            7.94             $5.09            573,482          $4.75
                   ---------                                            ---------
 $1.31-$5.88       2,862,016            6.75             $3.85          1,621,440          $3.16

     The fair value of warrants issued during the years ended December 31, 1999, 1998 and 1997 for other than employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 6.12 and 6.63 percent, expected life of between 3 and 7 years, expected volatility of between 57 and 75 percent and no dividends. During 1999, 105,000 new warrants were issued for non-employee services at an exercise price of $4.25 expiring on August 14, 2004. Several existing warrants were exchanged by the original holder for the benefit of a new holder with terms identical to those of the original.

     A summary of the status of the Company's warrants as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                                                        WEIGHTED-AVERAGE
                                                            WARRANTS     EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at January 1, 1997...........................   5,490,541        $ 7.23
  Issued.................................................     142,858         14.00
  Forfeited..............................................          --            --
  Canceled...............................................    (356,453)         3.60
  Exercised..............................................    (549,095)         3.69
  Reissued...............................................     356,453          3.60
                                                           ----------
Outstanding at December 31, 1997.........................   5,084,304          7.80
  Issued.................................................          --            --
  Forfeited..............................................     (40,662)         3.50
  Canceled...............................................  (4,366,218)         8.14
  Exercised..............................................    (304,850)         3.58
  Reissued...............................................   4,283,398          8.13
                                                           ----------
Outstanding at December 31, 1998.........................   4,655,972          8.10
  Issued.................................................     105,000          4.25
  Forfeited..............................................          --            --
  Canceled...............................................     (54,773)         3.60
  Exercised..............................................      (1,400)         8.44
  Reissued...............................................      56,173          3.60
                                                           ----------
Outstanding at December 31, 1999.........................   4,760,972        $ 8.01
                                                           ==========

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

     On November 12, 1998, the Company announced an extension of the exercise period of the Company's publicly traded redeemable common stock purchase warrants from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. On September 13, 1999, the expiration date of the warrants was further extended to December 31, 2000. These publicly traded warrants comprise 3,995,394 of the 4,760,972 warrants outstanding at December 31, 1999. The exercise price of $8.44 remains unchanged. The publicly traded warrants are redeemable for $.05 per warrant, at the option of the Company, upon 30 days prior written notice at any time after the last sale price of the Common Stock has been at least $11.82 for 30 consecutive business days ending within 15 days of the date of the notice of redemption. All of the warrants must be redeemed if any are redeemed.

     In addition, at December 31, 1997, there were outstanding underwriter purchase options ("UPOs"), which were issued to the underwriters in the Company's initial public offering in 1993, to purchase 355,000 units at $11.14 each. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price equal to $11.14. The UPOs expired on December 15, 1998.

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
Weighted-average fair value of warrants issued
  during the year ended at an exercise price
  equal to market at issue date.................     $1.98          $  --          $  --
Weighted-average fair value of warrants issued
  during the year ended at an exercise price
  greater than market at issue date.............     $  --          $  --          $2.71

     The warrants shown above for 1999 were issued in connection with non-employee services at an exercise price equal to market price at issue date. The warrants shown above for 1997 were issued pursuant to a license agreement at an exercise price in excess of market price at issue date. See note 9.

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

     At December 31, 1999 and 1998, the net deferred tax asset, representing primarily net operating loss carryforwards and start-up costs deferred for tax purposes, totaled approximately $35,235,000 and $29,572,000, respectively. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

     At December 31, 1999, 1998 and 1997, the Company had net operating loss carryforwards of approximately $64,276,000, $54,192,000 and $44,375,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2019.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1999           1998
                                                             ------------   ------------
Laboratory and office equipment............................  $ 5,760,113    $ 5,418,849
Leasehold improvements.....................................    3,974,942      3,701,772
                                                             -----------    -----------
                                                               9,735,055      9,120,621
Less accumulated depreciation and amortization.............    6,736,624      5,851,183
                                                             -----------    -----------
                                                             $ 2,998,431    $ 3,269,438
                                                             ===========    ===========

(6) COMMON STOCK RESERVED

     The Company has reserved Common Stock for issuance as of December 31, 1999 as follows:

Stock option plans..........................................  4,638,306
Common Stock issuable under licensing agreement (see note
  9)........................................................     71,429
Publicly traded warrants outstanding........................  3,995,394
Other warrants outstanding..................................    765,578
                                                              ---------
          Total shares reserved.............................  9,470,707
                                                              =========

(7) CLINICAL RESEARCH AGREEMENTS

     In November 1997, the Company entered into an agreement with Coromed, Inc. to coordinate the clinical evaluation of TBC11251 to determine acute hemodynamic efficacy and safety in congestive heart failure. Coromed, Inc. is currently completing the final report for this study.

(8) RESEARCH AGREEMENTS

     On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical, a Korean corporation, to develop and market compounds derived from the Company's endothelin receptor antagonist and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. In addition, LG Chemical has committed to pay $10.7 million in research payments. Of this amount, $6.1 million has been paid (of which $1.0 million was a receivable at December 31, 1999) and $1.0 million will be paid on June 30 and December 31, 2000, and $1.3 million on June 30 and December 31, 2001. LG Chemical has the right to terminate future research payments if TBC fails to meet certain milestones, which milestones will be established by the parties from time to time in accordance with the agreement. LG Chemical will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, a commission on all future research payments as well as a royalty on net sales.

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

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

(9) LICENSE AGREEMENT

     TBC has entered into an agreement with Mitsubishi-Tokyo Pharmaceuticals ("Mitsubishi") to license Mitsubishi's rights and technology relating to NOVASTAN(R) and to license Mitsubishi's own proprietary technology developed with respect to NOVASTAN(R) (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell NOVASTAN(R) in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of NOVASTAN(R) by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

     Mitsubishi further agreed to supply the Company with its requirements of bulk NOVASTAN(R) throughout the term of the Mitsubishi Agreement for TBC's clinical testing and commercial sales of NOVASTAN(R) in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of NOVASTAN(R), Mitsubishi and TBC have agreed to discuss in good faith the means by which, and the party to whom, NOVASTAN(R) production technology will be transferred. The transferee may be a person or entity other than TBC. At present, Mitsubishi is the only manufacturer of NOVASTAN(R). See note 10.

     In exchange for the license to the Genentech, Inc, (the "Former Licensor") NOVASTAN(R) technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for NOVASTAN(R). The Company recorded a $1,075,191 noncash charge to in-process research and development expense during the fourth quarter of 1997. An additional 71,429 shares of Common Stock will be issued to the Former Licensor within ten days after the FDA's first approval of an NDA for NOVASTAN(R). Upon approval, the value of the stock will be charged to expense over future periods based on the remaining patent life of NOVASTAN(R). Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for NOVASTAN(R) with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. The Company will not be required to make any cash payment if the approval of the NDA does not occur. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

     During the third quarter of 1997, the Company sublicensed certain rights to NOVASTAN(R) to SmithKline Beecham plc ("SmithKline"). In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in research and development expense, to pay an additional royalty to Mitsubishi, beginning January 1, 2001 and to provide access to certain NOVASTAN(R) clinical data to Mitsubishi in certain circumstances. In certain circumstances, Mitsubishi and TBC will share equally in all upfront payments and royalties should Mitsubishi use TBC's regulatory documents and data for registration in certain territories. See note 10.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

(10) COMMERCIALIZATION AGREEMENT

     In connection with TBC's development and commercialization of NOVASTAN(R), in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with SmithKline Beecham plc (the "SmithKline Agreement") whereby SmithKline was granted exclusive rights to work with TBC in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. SmithKline paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and will make additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the heparin-induced thrombocytopenia ("HIT") and HIT with thrombosis syndrome and acute myocardial infarction indications. Future milestone payments for the acute myocardial infarction indication are subject to SmithKline's agreement to market NOVASTAN(R) for such indication. The parties have also formed a joint development committee to analyze the development of additional NOVASTAN(R) indications to be funded 60% by SmithKline except for certain Phase IV trials which shall be funded entirely by SmithKline. At this time, SmithKline has no plans to conduct development work for the acute myocardial infarction and stroke indications. TBC is evaluating the feasibility of development of NOVASTAN(R) for ischemic stroke and other indications. SmithKline has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to co-promote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which SmithKline determines it does not wish to pursue, subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the SmithKline Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

     At present, Mitsubishi is the only manufacturer of NOVASTAN(R), and has entered into the Mitsubishi Supply Agreement with SmithKline to supply NOVASTAN(R) in bulk in order to meet SmithKline and TBC's needs under the SmithKline Agreement. Should Mitsubishi fail during any consecutive nine-month period to supply SmithKline at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology to SmithKline. If SmithKline cannot commence manufacturing of NOVASTAN(R) or alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

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

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

(11) REGULATORY FILING

     On February 18, 2000, the Company received an approvable letter from the FDA for NOVASTAN(R) as an anticoagulant for prevention or treatment of thrombosis in patients with HIT. The Company is in the process of satisfying FDA requirements for securing the final approval letter for NOVASTAN(R).

(12) 401(k) Plan

     The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $10,000 per employee in 1999. At the present time, no matching contributions have been authorized by the Board of Directors. Costs associated with administering the plan totaled approximately $10,000 in 1999.

(13) COMMITMENTS AND CONTINGENCIES

  (a) Employment Agreements

     Since inception, the Company has entered into employment agreements with certain officers and key employees. The Company has signed agreements with six of its officers to provide certain benefits in the event of a "change of control" as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to eighteen months to three years of annual base salary and annual bonus, if any. The base salary portion of the agreements would aggregate approximately $2.2 million at the current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of eighteen months to three years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

  (b) Lease Agreements

     The Company renegotiated its noncancelable lease agreement which began December 1, 1990 for its facilities in Houston, Texas and executed a new lease agreement. The new lease was effective January 1, 1995 and calls for a lease term of six years. Currently, the lease calls for an annual rate of $871,856 through December 2000, subject to adjustments based on certain variable building operating expenses. In addition, the lease has a five year renewal provision. For the years ended December 31, 1999, 1998, 1997, rent and related building services totaled approximately $1,027,000, $958,000 and $956,000, respectively, of which approximately $863,000, $820,000 and $851,000, respectively, was charged to research and development expense.

     Total committed lease payments from January 1, 2000 through December 31, 2000 equal $871,856. The Company has also committed to pay for seventy-four parking spaces during the lease at the facility established rate charged, which currently approximates $44,000 per annum. The lease also includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours. Currently, the amount of these charges is approximately $262,000 per annum, payable in monthly installments. These charges are subject to annual adjustments based on the local consumer price index. Should the Company terminate the use of non-standard services, an additional amount of up to $4,167 per month shall be due in addition to base rent on the remaining lease payments through December 2000. In addition, the lease grants certain credits to rent and utilities which at December 31, 1999 totaled approximately $50,000, and which are being amortized on a straight line basis over the lease term.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

  (c) Legal Proceedings

     On November 21, 1994, a class action shareholders' suit was filed in the United States District Court for the Southern District of Texas, Houston Division seeking damages in the amount of $16 million. Plaintiffs were two individuals who purchased the Company's shares on December 16, 1993 following the Company's initial public offering ("IPO"). In their complaint, plaintiffs sued the Company, certain members of the board of directors and certain officers alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. A subsequently filed class action arising out of the IPO was dismissed in June 1996, leaving the first class action as the only pending litigation arising out of the IPO.

     In May 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $187,500 was paid by the Company into escrow during January 2000 and approximately $612,500 will be paid by the Company's insurer.

     On December 21, 1999, the Company and the plaintiffs filed a Stipulation of Settlement of All Claims Against Certain Defendants. Notification of the settlement to potential class members was delivered on or about February 4, 2000, and a hearing to approve the settlement is scheduled for April 5, 2000. The Court's approval of the settlement and dismissal of all claims against the Company and its directors and officers will become final upon expiration of the deadline for appeal of that Order.

                               INDEX TO EXHIBITS

       EXHIBIT NO                           DESCRIPTION OF EXHIBIT
       ----------                           ----------------------
       2.1(7)*           -- Plan and Agreement of Merger, dated June 17, 1994, among the Company, TBC Acquisition Company No. 1 and certain
                            major shareholders of ImmunoPharmaceutics, Inc.
       3.1(1)            -- Certificate of Incorporation, as amended
       3.2(1)            -- By-laws, as amended
       3.3(1)            -- Amendment to Article IV of By-laws
       3.4(9)            -- Amendment to the Certificate of Incorporation dated
                            November 30, 1993
       3.5(9)            -- Amendment to the Certificate of Incorporation dated May
                            20, 1994
       3.6(15)           -- Certificate of Amendment of Certificate of Incorporation
       3.7(16)           -- Amended and Restated By-laws of Texas Biotechnology
                            Corporation
       4.1(1)            -- Article II of the By-laws
       4.4(1)            -- Agreement with Dr. James T. Willerson dated March 6, 1990
       4.5(1)            -- Agreement with Dr. Richard Dixon dated February 23, 1990
       4.6(6)            -- Form of Warrant Agreement (with Form of Warrant)
       4.8(17)           -- Certificate of Designations of 5% Cumulative Convertible
                            Preferred Stock for Texas Biotechnology Corporation
       4.9(23)           -- Second Amendment to Warrant Agreement by and between
                            Texas Biotechnology Corporation and The Bank of New York
                            dated September 10, 1999. (Filed as an exhibit to the
                            Company's Form 8-K (File No. 0-20117) filed with the
                            Commission on August 26, 1999 and incorporated herein by
                            reference.)
       4.10(21)          -- First Amendment to Warrant Agreement dated November 12,
                            1998.
      10.3(1)            -- Employment Agreement with Dr. Richard A.F. Dixon dated
                            July 15, 1990
      10.4(1)            -- Consulting Agreement with Dr. James T. Willerson dated
                            January 1, 1990
      10.6(1)            -- Consulting Agreement with Mr. John M. Pietruski dated
                            January 1, 1992
      10.11(2)           -- Employment Agreement with David B. McWilliams dated July
                            15, 1992
      10.12(3)           -- Consulting Agreement with Hennessey & Associates, Ltd.
      10.17(4)(5)*       -- Sublicense and License Agreement dated May 27, 1993
                            between Company and Genentech, Inc., together with
                            exhibits
      10.18(4)*          -- Stock Agreement dated May 27, 1993 between the Company
                            and Genentech, Inc.
      10.27(8)*          -- License and Research and Development Agreement between
                            the Company and Synthelabo S.A. dated October 11, 1994
                            (the "License Agreement"), Schedule 1 -- Patent
                            Applications, Schedule 1.27 -- Territories, and Schedule
                            3.2(c) -- Work Plan for the Company's Restenosis Program
                         -  Schedule 1 -- Patent Applications.
                         -  Schedule 1.27 -- Territories.
                         -  Schedule 3.2(c) -- Work Plan for the Company's Restenosis
                            Program.
      10.31(10)          -- Lease Agreement dated, February 24, 1995 between Texas
                            Biotechnology Corporation and Doctors Center, Inc.
      10.33(10)          -- Amended and Restated 1990 Incentive Stock Option Plan
      10.34(10)          -- Amended and Restated 1992 Incentive Stock Option Plan (as
                            of March 3, 1995)

       EXHIBIT NO                           DESCRIPTION OF EXHIBIT
       ----------                           ----------------------
      10.36(10)          -- Employment Agreement, dated February 7, 1995 between
                            Richard P. Schwarz Jr., Ph.D. and Texas Biotechnology
                            Corporation
      10.38(11)          -- Clinical Trial Research Agreement dated February 10, 1995 between Texas Biotechnology Corporation and Coromed, Inc.
      10.39(12)          -- Amended and Restated Stock Option Plan for Non-Employee
                            Directors
      10.40(12)          -- 1995 Stock Option Plan
      10.42(13)          -- Clinical Trial Research Agreement dated April 1, 1995
                            between Texas Biotechnology Corporation and Coromed, Inc.
      10.43(13)          -- Clinical Trial Research Agreement dated June 1, 1995
                            between Texas Biotechnology Corporation and Coromed, Inc.
      10.46(13)          -- Employee Agreement with Stephen L. Mueller and Texas
                            Biotechnology Corporation dated July 1, 1995.
      10.47(13)          -- Employee Agreement with David B. McWilliams and Texas
                            Biotechnology Corporation dated July 1, 1995.
      10.48(13)          -- Employee Agreement with Richard A. F. Dixon, Ph.D. and
                            Texas Biotechnology Corporation dated July 1, 1995.
      10.49(13)          -- Employee Agreement with Richard P. Schwarz, Jr., Ph. D.
                            and Texas Biotechnology Corporation dated July 1, 1995.
      10.50(13)          -- Employee Agreement with Joseph M. Welch and Texas
                            Biotechnology Corporation dated July 1, 1995.
      10.51(14)*         -- Letter Agreement regarding Argatroban Studies Information dated December 14, 1995, between the Company and
                            Synthelabo Recherche
      10.52(14)          -- Amendment B to Clinical Trial Research Agreement dated
                            February 10, 1995 between Texas Biotechnology Corporation
                            and Coromed Inc.
      10.53(15)          -- Letter of Understanding between Texas Biotechnology
                            Corporation and Mitsubishi Chemical Corporation dated
                            July 10, 1996
      10.54(15)          -- Form of Indemnification Agreement between Texas
                            Biotechnology Corporation and its officers and directors
                            dated May 3, 1996
      10.55(15)          -- Amended and Restated 1995 Non-Employee Director Stock
                            Option Plan (as amended by the Board of Directors on June
                            30, 1996)
      10.56(16)*         -- Strategic Alliance Agreement between Texas Biotechnology
                            Corporation and LG Chemical, Ltd. dated October 10, 1996
      10.57(16)          -- Common Stock Purchase Agreement between Texas
                            Biotechnology Corporation and LG Chemical, Ltd. dated
                            October 10, 1996
      10.58(18)          -- Third Amendment dated January 1, 1997 to Consulting
                            Agreement with John M. Pietruski dated January 1, 1992.
      10.59(18)          -- Amendment to License and Research and Development
                            Agreement between the Company and Synthelabo S.A.
      10.60(17)          -- Preferred Stock Investment Agreement dated March 13, 1997 between Texas Biotechnology Corporation and certain
                            investors
      10.61(17)          -- Registration Rights Agreement dated March 13, 1997
                            between Texas Biotechnology Corporation and certain
                            investors
      10.62(19)          -- Amendment to the 1995 Stock Option Plan of Texas
                            Biotechnology Corporation dated March 4, 1997
      10.63(20)          -- Amendment to the 1995 Non-Employee Director Stock Option
                            Plan of Texas Biotechnology Corporation dated March 4,
                            1997

       EXHIBIT NO                           DESCRIPTION OF EXHIBIT
       ----------                           ----------------------
      10.65(21)          -- Employee Agreement with Dr. John McMurdo and Texas
                            Biotechnology Corporation dated December 10, 1998
      10.66(21)          -- Agreement between Joseph M. Welch and Texas Biotechnology
                            Corporation dated June 1, 1993.
      10.68(22)          -- Employment Agreement with Pamela M. Murphy and Texas
                            Biotechnology Corporation dated February 26, 1998.
      10.69(22)          -- Employee Agreement between Pamela M. Murphy and Texas
                            Biotechnology Corporation dated March 2, 1999.
      10.70(22)          -- Fourth Amendment dated January 1, 1999 to Consulting
                            Agreement with John M. Pietruski dated January 1, 1992.
      10.71(22)          -- Texas Biotechnology Corporation 1999 Stock Incentive
                            Plan.
      10.72(23)          -- Severance Agreement between Dr. John McMurdo and Texas
                            Biotechnology Corporation dated October 11, 1999.
      10.73(23)          -- Amendment to Lease Agreement between Texas Biotechnology
                            Corporation and the University of Texas Health Science
                            Center at Houston, dated April 1, 1999.
      99.1(20)           -- Agreement between Mitsubishi Chemical Corporation, Texas
                            Biotechnology Corporation and SmithKline Beecham plc
                            dated February 26, 1998
      99.2(20)           -- Product Development License and Co-Promotion Agreement
                            between Texas Biotechnology Corporation and SmithKline
                            Beecham plc dated August 5, 1997
      99.3(20)           -- Common Stock Purchase Agreement between Texas
                            Biotechnology Corporation and SmithKline Beecham plc
                            dated August 5, 1997
      23.1               -- Independent Auditors' Consent
      27.1(24)           -- Financial Data Schedule

---------------

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

(21) Filed as an exhibit to the Company's Form 10-K (File No. 1-12574) with the Commission on March 25, 1999 and incorporated herein by reference.

(22) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the Quarter ended March 31, 1999 with the Commission on May 13, 1999 and incorporated herein by reference.

(23) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the Quarter ended September 30, 1999 with the Commission on November 15, 1999 and incorporated herein by reference.

(24) Filed as an exhibit to the Company's Registration Statement on Form S-3 (File 333-31932) with the Commission on March 8, 1999.