Form 10-Q
period 2000-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2000-05-15
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12574

                         TEXAS BIOTECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                13-3532643
-------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


        7000 Fannin, 20th Floor, Houston, Texas            77030
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Class                             Outstanding at April 30, 2000
            -----                             -----------------------------
 Common Stock, $0.005 par value                         40,801,214

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                    1

           Consolidated Statements of Operations for the three months ended
           March 31, 2000 and 1999                                                                   2

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999                                                                   3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    9

           ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES                                        12
                    ABOUT MARKET RISK


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               13

           ITEM 2:  Changes in Securities                                                           13

           ITEM 3:  Defaults Upon Senior Securities                                                 13

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             13

           ITEM 5:  Other Information                                                               13

           ITEM 6:  Exhibits and Reports on Form 8-K                                                14



SIGNATURES                                                                                          15


INDEX TO EXHIBITS                                                                                   16

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2000             1999
                                                                                -------------    -------------
                                                                                 (Unaudited)
Current assets:
       Cash and cash equivalents                                                $   8,185,941    $   2,804,270
       Short-term investments                                                       6,222,284       11,366,066
       Other current receivables                                                      551,879        1,067,738
       Prepaids                                                                     1,507,937        1,453,090
                                                                                -------------    -------------
           Total current assets                                                    16,468,041       16,691,164

Long-term investments                                                                    --          1,000,000

Equipment and leasehold improvements, at cost less
       accumulated depreciation and amortization                                    2,769,738        2,998,431

Other assets                                                                          115,096          115,096
                                                                                -------------    -------------
           Total assets                                                         $  19,352,875    $  20,804,691
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                         $     874,940    $     556,664
       Accrued expenses                                                             2,196,080        1,657,706
                                                                                -------------    -------------
           Total current liabilities                                                3,071,020        2,214,370

Commitments and contingencies                                                            --               --

Stockholders' equity:
       Preferred stock, par value $.005 per share.  At March 31, 2000,
           5,000,000 shares authorized; none outstanding.  At
           December 31, 1999, 5,000,000 shares authorized;
           none outstanding                                                              --               --
       Common stock, par value $.005 per share. At March 31, 2000, 75,000,000 shares authorized; 34,937,471 shares issued and outstanding. At
           December 31, 1999, 75,000,000 shares
           authorized; 34,392,909 shares issued and outstanding                       174,687          171,964
       Additional paid-in capital                                                 120,993,268      118,317,599
       Accumulated deficit                                                       (104,886,100)     (99,899,242)
                                                                                -------------    -------------
           Total stockholders' equity                                              16,281,855       18,590,321
                                                                                -------------    -------------
           Total liabilities and stockholders' equity                           $  19,352,875    $  20,804,691
                                                                                =============    =============


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                                 Page 1

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               THREE MONTHS  THREE MONTHS
                                                   ENDED        ENDED
                                                 MARCH 31,     MARCH 31,
                                                   2000          1999
                                               ------------  ------------
                                                (unaudited)   (unaudited)
Revenues:
   Research agreements                          $   522,608      534,925
                                                -----------   ----------
      Total revenues                                522,608      534,925
                                                -----------   ----------

Expenses:
   Research and development                       3,781,949    3,158,640
   General and administrative                     1,930,935    1,339,441
                                                -----------   ----------
      Total expenses                              5,712,884    4,498,081
                                                -----------   ----------

      Operating loss                             (5,190,276)  (3,963,156)

   Investment income                                203,418      384,319
                                                -----------   ----------

      Net loss                                  $(4,986,858)  (3,578,837)

Net loss per common share, basic and diluted:   $     (0.14)       (0.10)
                                                ===========   ==========

Weighted average common shares used to
   compute net loss per common share, basic
   and diluted:                                  34,612,293   34,168,310
                                                ===========   ==========


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                                 Page 2

              TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2000           1999
                                                                         -----------    -----------
                                                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(4,986,858)    (3,578,837)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                         250,613        208,510
      Expenses paid with stock and warrants                                  43,615          5,883
   Change in operating assets and liabilities
    Increase in prepaids                                                    (54,847)      (707,728)
    Decrease in receivables                                                 515,859        465,075
    Increase in current liabilities                                         856,650        113,199
                                                                         ----------     ----------
            Net cash used in operating activities                        (3,374,968)    (3,493,898)
                                                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                        (21,920)      (170,667)
   Purchases of investments                                              (3,154,148)    (4,941,780)
   Maturities of investments                                              9,090,886     18,201,801
   Decrease in interest receivable included in short-term investments       207,044        298,515
                                                                         ----------     ----------
           Net cash provided by investing activities                      6,121,862     13,387,869
                                                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and exercises of
      options and warrants, net                                           2,634,777        109,224
                                                                         ----------     ----------

      Net increase in cash and cash equivalents                           5,381,671     10,003,195

Cash and cash equivalents at beginning of period                          2,804,270      4,176,911
                                                                         ----------     ----------
Cash and cash equivalents at end of period                              $ 8,185,941     14,180,106
                                                                        ===========     ==========
Supplemental disclosure of noncash financing activities:
    Expenses paid with stock and warrants                               $    43,615          5,883
                                                                        ===========     ==========


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                                 Page 3

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999


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

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At March 31, 2000, approximately $1,106,000 was invested in demand and money market accounts. Short-term investments are those investments which have a remaining maturity of less than one year at the balance sheet date. At March 31, 2000, the Company's short-term investments consisted of approximately $4,923,000 in Government Agency Discount Bonds and $1,299,000 in Corporate Commercial Paper. The Company had no long-term investments at March 31, 2000. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

       (d)    Equipment and Leasehold Improvements

              Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is provided on the straight-line method over the estimated useful lives of the respective assets (3 to 10 years). Amortization of leasehold improvements is provided on the straight-line method over the shorter of the useful life or the remaining minimum lease term.

       (e)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits for the three months ended March 31, 2000 and 1999, were approximately $1,777,000 and $1,665,000, respectively, of which approximately $1,360,000 and


FORM 10-Q                                                                 Page 4

              $1,279,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (f)    Net Loss Per Common Share

              Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2000 and 1999, there were no common dilutive shares used in the calculation of weighted average common shares outstanding. For the three months ended March 31, 2000 and 1999, the weighted average common shares used to compute basic net loss per common share totaled 34,612,293 and 34,168,310, respectively. The conversion of securities convertible into Common Stock and the exercise of stock options and warrants were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

       (g)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the March 31, 2000 presentation with no effect on net loss reported.

       (h)    Revenue Recognition

              Revenues for research agreements is recognized as the services are performed and/or as milestones are met. Milestone payments related to contractual agreements are recognized as the milestones are achieved. Revenue from licensing fees is recognized when the license is granted, subject to section (l) of this footnote (1) regarding accounting pronouncements dealing with revenue recognition.

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

       (k)    Interim Financial Information

              The Consolidated Balance Sheet as of March 31, 2000, and the related Consolidated Statement of Operations for the three month periods ended March 31, 2000 and 1999 and Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

       (l)    Accounting Pronouncements

              In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), Revenue Recognition in Financial Statements. SAB101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial


FORM 10-Q                                                                 Page 5
              statements. The Company will be required to implement SAB101 for the quarter ended June 30, 2000. The Company has not yet determined the impact, if any, that SAB101 will have on its financial statements.

              In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN44"), Accounting for Certain Transactions involving Stock Compensation. The provisions of FIN44 that will be applicable to the Company will be effective July 1, 2000. The Company has not yet determined the impact, if any, that FIN44 will have on its financial statements.

(2)    CAPITAL STOCK

       During April 2000, the Company sold 5,750,000 shares of Common Stock for $12.50 per share pursuant to an underwritten public offering. The net proceeds to the Company for the 5,750,000 shares sold were approximately $65.0 million after deducting selling commissions and expenses of approximately $4.8 million related to the offering and approximately $2.1 million allocable to selling shareholders.

(3)    STOCK OPTIONS

       The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans and applies Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation and related interpretations in reporting for its plans.

       A summary of stock options as of March 31, 2000, follows:


                             Exercise Price                               Exercised/                 Available
       Stock Option Plans       Per Share      Authorized   Outstanding     Other      Exercisable   for Grant
       ------------------    --------------    ----------   -----------   ----------   -----------   ---------
       1990 Plan             $1.38 - $21.59      285,715       190,495      95,220       139,496          --

       1992 Plan             $1.41 - $21.59    1,700,000     1,023,518     627,915       791,988        48,567

       1995 Plan              $1.31 - $8.13    2,000,000     1,652,162     165,723     1,294,912       182,115

       1999 Plan             $20.13 - $20.13   1,000,000       181,000        --            --         819,000

       Director Plan          $3.50 - $4.54       71,429        34,242      37,187        34,242          --

       1995 Director Plan     $1.38 - $5.69      300,000       217,505      24,938       168,505        57,557
                                               ---------     ---------     -------     ---------     ---------
                    TOTALS                     5,357,144     3,298,922     950,983     2,429,143     1,107,239
                                               =========     =========     =======     =========     =========


       As of March 6, 2000, the Compensation and Personnel Committee of the Board of Directors approved an increase in the number of shares authorized of 200,000 shares in the Amended and Restated 1995 Non-Employee Director Stock Option Plan which is scheduled to be submitted to a vote of stockholders at the annual meeting on June 8, 2000.

 (4)   INCOME TAXES

       The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered


FORM 10-Q                                                                 Page 6
       or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       At March 31, 2000 the net deferred tax asset, representing primarily net operating loss carryforwards and start-up costs deferred for tax purposes, totaled approximately $37,893,000. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

       At March 31, 1999 the Company had net operating loss carryforwards of approximately $69,894,000 for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2020.

(5)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:


                                                                            March 31,2000       December 31, 1999
                                                                            -------------       -----------------
       Laboratory and office equipment                                       $ 5,782,034           $ 5,760,113
       Leasehold improvements                                                  3,974,942             3,974,942
                                                                             -----------           -----------
                                                                               9,756,976             9,735,055
       Less accumulated depreciation and amortization                         (6,987,238)           (6,736,624)
                                                                             -----------           -----------
                                                                             $ 2,769,738           $ 2,998,431
                                                                             ===========           ===========


(6)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of March 31, 2000 as follows:


              Stock option plans                                               4,406,161
              Common Stock issuable under licensing agreement                     71,429
              Publicly traded warrants outstanding                             3,950,222
              Other warrants outstanding                                         638,433
                                                                              ----------
                   Total shares reserved                                       9,066,245
                                                                              ==========


(7)    REGULATORY FILING

       On February 18, 2000, the Company received an approvable letter from the FDA for NOVASTAN(R) as an anticoagulant for prevention or treatment of thrombosis in patients with heparin-induced thrombocytopenia ("HIT"). The Company is in the process of satisfying FDA requirements for securing the final approval letter for NOVASTAN(R).

(8)    COMMITMENTS AND CONTINGENCIES

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

       In May 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $187,500



FORM 10-Q                                                                 Page 7
       was expensed during 1999 and paid by the Company into escrow during January 2000 and approximately $612,500 will be paid by the Company's insurer.

       On December 21, 1999, the Company and the plaintiffs filed a Stipulation of Settlement of All Claims Against Certain Defendants. Notification of the settlement to potential class members was delivered on or about February 4, 2000, and a hearing to approve the settlement was held on April 5, 2000. As there were no objections to the proposed settlement, the Court indicated its intention to enter an Order approving it. As of May 15, 2000, however, no written Order has been entered. The Court's approval of the settlement and dismissal of all claims against the Company and its directors and officers will become final upon expiration of the deadline for appeal of that Order.




FORM 10-Q                                                                 Page 8

ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                    OVERVIEW

    The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in Form 10-K for the year 1999 and our consolidated financial statements and the related notes to the financial statements included this Form 10-Q.

    Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $104.9 million from the date of our inception to March 31, 2000. We have primarily financed our operations to date through:

o private placements of common stock, which raised an aggregate of $34.3 million in net proceeds;

o our initial public offering, which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994;

o a private placement of 5% preferred stock on March 14, 1997, which raised approximately $6.0 million in net proceeds;

o a subsequent public offering, which closed during October 1997 and raised approximately $26.7 million in net proceeds; and

o a follow-on public offering, which closed during April 2000 and raised approximately $65.0 million in net proceeds.

    During October 1996, we signed a research and common stock purchase agreement with LG Chemical. LG Chemical purchased 1,250,000 shares of our common stock for $5.0 million and committed to pay us up to $10.7 million over a five-year period to develop two compounds in clinical development. Of this amount, $6.1 million has been paid. Furthermore, $1.0 million will be paid on June 30 and December 31, 2000, and $1.3 million will be paid on June 30 and December 31, 2001.

    In August 1997, we entered into an agreement with SmithKline Beecham, plc, commonly known as SmithKline, whereby we granted SmithKline the exclusive right to work with us in the development and commercialization of NOVASTAN(R) in the U.S. and Canada for specified indications. Upon execution of the agreement, SmithKline paid an $8.5 million license fee, a $5.0 million milestone payment in October 1997 and has also committed to pay up to a total of $15.0 million in additional milestone payments based on the clinical development and FDA approval of NOVASTAN(R) for the indications of HIT and acute myocardial infarction. Future milestone payments for the acute myocardial infarction indication are subject to SmithKline's agreement to market NOVASTAN(R) for the acute myocardial infarction indication. At this time, SmithKline has no plans to conduct development work for the acute myocardial infarction and stroke indications. We are evaluating the feasibility of developing NOVASTAN(R) for ischemic stroke and possibly other indications. In connection with the agreement, SmithKline purchased 176,922 shares of our common stock for $1.0 million and an additional 400,000 shares of our common stock for $2.0 million in conjunction with our public offering, which closed during October 1997.

    Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.


FORM 10-Q                                                                 Page 9

                              RESULTS OF OPERATIONS

                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


    Revenues were $534,925 and $522,608 during the three month periods ended March 31, 1999 and 2000, respectively. Revenues were composed of amounts recognized under research and development agreements and decreased 2% due to a decrease in reimbursable expenses related to the SmithKline Agreement. Interest income for the three month period ended March 31, 1999 was 47% higher than the same period of 2000 due primarily to higher investment balances in 1999.

    Research and development expenses increased 20% from $3,158,640 during the three month period ended March 31, 1999 to $3,781,949 for the same period of 2000. The increase was due primarily to increased clinical trial expense related to the sitaxsentan development program for pulmonary hypertension.

    General and administrative expenses increased 44% from $1,339,441 during the three month period ended March 31, 1999 to $1,930,935 during the same period of 2000. The increase was due primarily to increases in premarketing and consulting costs related to NOVASTAN(R) and increased patent legal fees related to the sitaxsentan program.

    We incurred net losses of $3,578,837 and $4,986,858 for the three month periods ended March 31, 1999 and 2000, respectively.

    The Company had 82 employees at March 31, 1999 and 83 employees at March 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

    We have financed our research and development activities to date principally through:

o      private placements of our common and preferred stock;

o      our initial public offering and subsequent offerings of our common stock;

o issuances of common stock in conjunction with acquisitions, research and collaboration agreements and upon exercises of stock options and warrants;

o milestone and research payments received in conjunction with research and collaborative agreements; and

o      investment income, net of interest expense.

    At March 31, 2000 we had cash, cash equivalents and short-term investments of $14,408,225. In April 2000, we raised approximately $65.0 million from an underwritten public offering of our common stock.

    We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase during 2000 and subsequent years because:

o We will incur significant clinical trial costs for sitaxsentan and TBC1269 compounds and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:

       o hiring personnel to direct and carry out all operations related to clinical trials;

       o      hospital and procedural costs;

       o      services of a contract research organization; and

       o purchasing and formulating large quantities of the compound to be used in such trials.


FORM 10-Q                                                                Page 10

o There will be additional costs in future periods related to NOVASTAN(R) in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications.

Furthermore, we anticipate that the administrative costs associated with our efforts will be significant. The amount and timing of expenditures will depend, among other things, on our progress in ongoing research, clinical development and commercialization efforts.

    We anticipate that our existing capital resources and our other revenue sources, should be sufficient to fund our cash requirements through the end of 2003 without considering the impact of revenues from NOVASTAN(R). This date is contingent upon various factors, including the rates of patient enrollment and spending associated with clinical trials for sitaxsentan and TBC1269 and the level of research and development expenditures for our other compounds. We cannot assure you that there will be market acceptance and commercial success of NOVASTAN(R), which could significantly impact our cash flow.

    We anticipate that we may need to raise substantial funds for future operations, which may be raised through collaborative arrangements, public or private issuance of debt and equity, or other arrangements. We expect that additional expenditures will be required if additional product candidates enter clinical trials, which may require additional expenditures for laboratory space, scientific and administrative personnel, and services of contract research organizations. We cannot assure you that we will be able to obtain such additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financings are not obtained, our drug discovery or development programs may be delayed, scaled back or eliminated; or we may be required to obtain funds through arrangements with collaborative partners or others that may require that we relinquish rights to certain of our technologies, product candidates or products that would not otherwise be relinquished. Our ability to raise additional funding is contingent upon a number of factors which include:

o      the market acceptance and commercial success of NOVASTAN(R);

o      the ongoing cost of research and development activities;

o      the attainment of research and clinical goals of product candidates;

o the timely approval of our product candidates by appropriate governmental and regulatory agencies;

o      the presence and effect of competitive products;

o      our ability to manufacture and market products commercially;

o      the retention of key personnel; and

o      conditions in the capital markets.

                  HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS

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

                                 YEAR 2000 ISSUE

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

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the drug development process and the timing of regulatory approvals required to market these drugs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

     When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the contingent factors described in under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.


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

In May 1999, the Company reached an agreement in principle to settle the pending class action. The agreement in principle achieved with plaintiff's counsel provides for dismissal of all claims against the Company and the officers and directors named as defendants. The settlement amount is $800,000, of which approximately $187,500 was expensed during 1999 and paid by the Company into escrow during January 2000 and approximately $612,500 will be paid by the Company's insurer.

On December 21, 1999, the Company and the plaintiffs filed a Stipulation of Settlement of All Claims Against Certain Defendants. Notification of the settlement to potential class members was delivered on or about February 4, 2000, and a hearing to approve the settlement was held on April 5, 2000. As there were no objections to the proposed settlement, the Court indicated its intention to enter an Order approving it. As of May 15, 2000, however, no written Order has been entered. The Court's approval of the settlement and dismissal of all claims against the Company and its directors and officers will become final upon expiration of the deadline for appeal of that Order.

ITEM 2.  CHANGES IN SECURITIES
In January, February and March 2000, the Company issued an aggregate of 127,145 shares of its Common Stock to certain institutions and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $491,490. The issuance of Common Stock was exempt from registration under
Section 4 (2) of the Securities Act of 1933, as amended. The warrants and the Common Stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
       None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None

ITEM 5.  OTHER INFORMATION

NOVASTAN(R)

The Company announced that is has submitted its response to the approvable letter for NOVASTAN(R) issued by the U.S. Food & Drug Administration on February 18, 2000. The approvable letter from FDA included the Agency's recommendation for NOVASTAN(R) as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT. Based on recent discussions with representatives from FDA, TBC expects a response from the Agency by mid July.

The Company also reported that SmithKline Beecham, the partner for the manufacturing and marketing of NOVASTAN(R) in the U.S. and Canada, and TBC are rebranding the product to avoid confusion with several other approved hospital based drugs.

The Company also reported that it has filed a Canadian New Drug Submission seeking approval for argatroban in Canada as treatment for HIT. The Therapeutic Products Program, the Canadian equivalent of the FDA, classified the argatroban submission as a priority review, and is expected to issue its formal response in the second half of the year.

FORM 10-Q                                                              Page 13

SITAXSENTAN

During the first quarter, the Company completed enrollment of a 20 patient open-label Phase II clinical trial to assess the safety and tolerability of sitaxsentan in patients with pulmonary hypertension ("PH"). Preliminary results for the trial will be available in the third quarter of this year.

A Phase IIb/III clinical trial is currently being finalized with the Company's Scientific Advisory Board and is expected to be initiated during the second half of this year. To date, sitaxsentan has demonstrated statistically significant results in Phase II clinical trials for chronic heart failure and essential hypertension. TBC is currently focused on developing the product as a treatment for PH.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
One report on Form 8-K was filed during the quarter ended March 31, 2000. The report was filed February 22, 2000 and regarded the Company's receipt of an approvable letter from the U.S. Food and Drug Administration for NOVASTAN(R).

     EXHIBIT NO.             DESCRIPTION
     -----------             -----------
       27.1                  Financial Data Schedule


----------------


FORM 10-Q                                                                Page 14

                         TEXAS BIOTECHNOLOGY CORPORATION

                                 MARCH 31, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2000.


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