Form 10-Q
period 2000-06-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2000-08-14
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-12574

                        TEXAS BIOTECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       13-3532643
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


7000 Fannin, 20th Floor, Houston, Texas                    77030
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

Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                           Outstanding at July 31, 2000
            -----                           ----------------------------

common stock, $0.005 par value                      40,860,126

                        TEXAS BIOTECHNOLOGY CORPORATION

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
PART I.    FINANCIAL INFORMATION                                                     -------
           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999        1

           Consolidated Statements of Operations for the three months ended
           June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999       2

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2000 and 1999                                                       3

           Notes to Consolidated Financial Statements                                   4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES                          14
                     ABOUT MARKET RISK


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                  15

           ITEM 2:  Changes in Securities                                              15

           ITEM 3:  Defaults Upon Senior Securities                                    15

           ITEM 4:  Submission of Matters to a Vote of Security Holders                16

           ITEM 5:  Other Information                                                  16

           ITEM 6:  Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                             18


INDEX TO EXHIBITS                                                                      19

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


ASSETS
------
                                                     JUNE 30,     DECEMBER 31,
                                                      2000           1999
                                                   -----------    ----------
                                                   (Unaudited)

Current assets:

   Cash and cash equivalents                       $ 24,041,853   $  2,804,270
   Short-term investments                            45,497,859     11,366,066
   Other current receivables                         11,600,448      1,067,738
   Receivable from related party under
     collaborative arrangement                        1,086,681             --
   Prepaids                                           1,238,915      1,453,090
                                                   ------------   ------------
      Total current assets                           83,465,756     16,691,164

Long-term investments                                 8,000,000      1,000,000

Equipment and leasehold improvements, at
  cost less accumulated depreciation and
  amortization                                        2,567,725      2,998,431

Investment in affiliate, at equity                   (2,498,134)            --

Other assets                                             115,096       115,096
                                                   ------------   ------------
      Total assets                                 $ 91,650,443   $ 20,804,691
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

   Accounts payable                                $  1,051,849   $    556,664
   Accrued expenses                                   1,698,009      1,657,706
                                                   ------------   ------------
      Total current liabilities                       2,749,858      2,214,370

Commitments and contingencies                                --             --

Stockholders' equity:
   Preferred stock, par value $.005 per
     share. At June 30, 2000, 5,000,000
     shares authorized; none outstanding.
     At December 31, 1999, 5,000,000 shares
     authorized; none outstanding.                           --             --
   Common stock, par value $.005 per share.
     At June 30, 2000, 75,000,000 shares
     authorized; 40,806,822 shares issued
     and outstanding.  At December 31, 1999,
     75,000,000 shares authorized; 34,392,909
     shares issued and outstanding.                     204,034        171,964
   Additional paid-in capital                       187,585,122    118,317,599
   Accumulated deficit                              (98,888,571)   (99,899,242)
                                                   ------------   ------------
      Total stockholders' equity                     88,900,585     18,590,321
                                                   ------------   ------------
      Total liabilities and stockholders' equity   $ 91,650,443   $ 20,804,691
                                                   ============   ============


          See accompanying notes to consolidated financial statements

FORM 10                                                                 Page 1

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                   2000          1999           2000         1999
                                                -----------   -----------    -----------   -----------
                                                (unaudited)   (unaudited)    (unaudited)   (unaudited)
Revenues:

   Research agreement                           $    531,229      495,130       1,053,837    1,030,055
   Collaborative research and development
     from related party                              153,402           --         153,402           --
   License fee and milestone income               10,564,516           --      10,564,516           --
                                                ------------  -----------    ------------  -----------
      Total revenues                              11,249,147      495,130      11,771,755    1,030,055
                                                ------------  -----------    ------------  -----------

Expenses:
   Research and development                        3,408,450    3,056,120       7,190,399    6,214,760
   Charge for purchase of in-process
     research and development                        965,970           --         965,970           --
   General and administrative                      1,437,804    1,597,091       3,368,739    2,936,532
                                                ------------  -----------    ------------  -----------
      Total expense                                5,812,224    4,653,211      11,525,108    9,151,292
                                                ------------  -----------    ------------  -----------

      Operating income (loss)                      5,436,923   (4,158,081)        246,647   (8,121,237)

   Equity in loss of affiliate                      (566,658)          --        (566,658)          --
   Investment income                               1,127,264      302,455       1,330,682      686,774
                                                ------------  -----------    ------------  -----------

      Net income (loss)                         $  5,997,529   (3,855,626)      1,010,671   (7,434,463)
                                                ============  ===========    ============  ===========

Net income (loss) per common share:
   Basic                                        $       0.15        (0.11)           0.03        (0.22)
   Diluted                                      $       0.14        (0.11)           0.02        (0.22)

Weighted average common shares used to
  compute net income (loss) per common share:
  Basic                                           40,033,069   34,216,941      37,322,681   34,192,905
  Diluted                                         43,261,069   34,216,941      40,692,575   34,192,905


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                              Page 2

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                    2000           1999
                                                 -----------    -----------
                                                 (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $  1,010,671   $  (7,434,463)
   Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
     Depreciation and amortization                    484,294         416,607
     Equity in loss of affiliate                      566,658              --
     Purchase of in-process R&D                       965,970              --
     Expenses paid with stock and warrants             14,888          11,332
     Loss on disposition of fixed assets                6,500              --
   Change in operating assets and liabilities
     (Increase) decrease in prepaids                  214,175        (982,569)
     (Increase) decrease in receivables           (10,532,710)        116,903
     Increase in receivable from related party
       under collaborative arrangement             (1,086,681)             --
     Increase (decrease) in current liabilities            --        (318,330)
                                                 ------------   -------------
        Net cash used in operating activities      (8,356,235)     (8,190,520)
                                                 ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
     improvements                                     (60,088)       (236,997)
   Purchase of investments                        (52,110,935)     (7,417,855)
   Maturities of investments                       11,245,034      21,232,712
   (Increase) decrease in interest receivable
     included in short-term investments              (265,892)        264,302
   Equity investment in affiliate, net              1,931,476              --
                                                 ------------   -------------
      Net cash provided by (used in)
        investing activities                      (39,260,405)     13,842,162
                                                 ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and
     exercises of options and warrants, net        68,318,735         207,195
                                                 ------------   -------------
      Net increase in cash and cash equivalents    20,702,095       5,858,837

Cash and cash equivalents at beginning of period    2,804,270       4,176,911
                                                 ------------   -------------

Cash and cash equivalents at end of period       $ 23,506,365   $  10,035,748
                                                 ============   =============
Supplemental disclosure of noncash
  financing activities:
   Expenses and purchase of in-process of
     R&D paid with stock                         $    908,858   $      11,332
                                                 ============   =============


          See accompanying notes to consolidated financial statements

FORM 10-Q                                                               Page 3

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


(1)    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (a)    Organization

              Texas Biotechnology Corporation (the "Company" or "TBC") is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of vascular diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000 TBC and ICOS Corporation ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology, Limited Partnership, a Delaware limited partnership ("ICOS-TBC") to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS are both 50% owners in ICOS-TBC.

              The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. The Company anticipates the launch of its first product, argatroban, for the treatment of heparin induced thrombocytopenia ("HIT") in 2000.

       (b)    Basis of Consolidation

              The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IPI and TBC-ET, Inc., a Delaware corporation ("TBC-ET"). All material intercompany transactions have been eliminated.

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At June 30, 2000, approximately $1,085,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At June 30, 2000, the Company's short-term investments consisted of approximately $11,012,000 in Government Agency Discount Bonds and $34,485,000 in Corporate Commercial Paper and loan participations. Long-term investments consist of approximately $8,000,000 in Government Agency Discount Bonds with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term investments and long-term investments as held to maturity.

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

       (e)    Investment in ICOS - TBC

              ICOS - Texas Biotechnology, Limited Partnership ("ICOS-TBC") is accounted for using the equity method. Accordingly, the investment is recorded at cost, adjusted for the Company's share of income or loss of the entity and amortization of revenues for upfront and milestone payments. See footnote 8.



       (f)    Research and Development Costs


FORM 10-Q                                                               Page 4

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits for the three months ended June 30, 2000 and 1999 were approximately $1,658,000 and $1,663,000, respectively, of which approximately $1,246,000 and $1,277,000, respectively, was charged to research and development. Salaries and benefits for the six months ended June 30, 2000 and 1999, were approximately $3,435,000 and $3,328,000, respectively, of which approximately $2,606,000 and $2,555,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (g)    Net Income (Loss) Per Common Share

              Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 1999, there were no common dilutive shares used in the calculation of weighted average common shares outstanding. For the three months ended June 30, 2000 and 1999, the weighted average common shares used to compute basic net income (loss) per common share totaled 40,033,069 and 34,216,941, respectively. For the six months ended June 30, 2000 and 1999, the weighted average common shares used to compute basic net income (loss) per common share totaled 37,322,681 and 34,192,905, respectively. The exercise of stock options and warrants were not assumed in the calculation of diluted net loss per common share for the three and six months ended June 30, 1999 because the effect would have been antidilutive. Diluted net income per common share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period, including dilutive securities. For the three and six months ended June 30, 2000, the weighted average common shares used to compute diluted net income per common share totaled 43,261,069 and 40,692,575 respectively, and included the exercise of 1,475,575 dilutive stock options and 1,752,425 dilutive warrants. The following securities were not considered in the computation of diluted net income per share because the effect would have been antidilutive.

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30, 2000        JUNE 30, 2000
                                      ------------------    ----------------

                   Stock Options            358,666             230,605
                   Stock Warrants           142,858             142,858

       (h)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the June 30, 2000 presentation with no effect on net loss previously reported.

       (i)    Revenue Recognition

              Revenue from research agreements is recognized as the services are performed and/or milestones are met. Milestone payments related to contractual agreements are recognized as the milestones are achieved. Revenue from licensing fees is recorded when the license is granted subject to section (m) of this footnote (1) regarding accounting pronouncements dealing with revenue recognition.

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


FORM 10-Q                                                               Page 5

       (l)    Interim Financial Information

              The Consolidated Balance Sheet as of June 30, 2000, and the related Consolidated Statement of Operations for the three and six months ended June 30, 2000 and 1999 and Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

       (m)    New Accounting Bulletins

              In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), Revenue Recognition in Financial Statements. SAB101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to implement SAB101 in the fourth quarter of the year ended December 31, 2000. The Company has not yet determined the impact, if any, that SAB101 will have on its financial statements.

              In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN44"), Accounting for Certain Transactions involving Stock Compensation. The provisions of FIN44 that are applicable to the Company were effective July 1, 2000. The Company has not yet determined the impact, if any, that FIN44 will have on its financial statements.

              In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. We will adopt SFAS 133 beginning in fiscal year 2001. We do not expect the adoption of SFAS 133 will have a material effect on our financial condition or results of operation because we historically have not entered into derivative or other financial instruments for trading or speculative purposes nor do we use or intend to use derivative financial instruments or derivative commodity instruments.

(2)    CAPITAL STOCK

       In April 2000, the Company sold 5,750,000 shares of Common Stock for $12.50 per share in an underwritten public offering. The net proceeds to the Company from this offering were approximately $65.2 million after deducting selling commissions and expenses of approximately $4.6 million related to the offering and approximately $2.1 million in proceeds allocable to selling shareholders.


FORM 10-Q                                                               Page 6

(3)    STOCK OPTIONS AND WARRANTS

       The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans and applies Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation and related interpretations in reporting for its plans.

       A summary of stock options as of June 30, 2000, follows:

                            Exercise Price                                       Exercised                     Available
       Stock Option Plans      Per Share       Authorized      Outstanding       /Other       Exercisable     for Grant
       ------------------   --------------     ----------      -----------      ---------     -----------     ---------
       1990 Plan             $1.38 - $21.59        285,715        190,495          95,220       139,496            ---

       1992 Plan             $1.41 - $21.59      1,700,000        948,601         702,832       717,071         48,567

       1995 Plan             $1.31 - $8.13       2,000,000      1,585,745         228,807     1,249,829        185,448

       1999 Plan            $20.13 - $20.13      1,000,000        181,000             ---           ---        819,000

       Director Plan         $3.50 - $4.54          71,429         34,242          37,187        34,242            ---

       1995 Director Plan    $1.38 - $11.31        500,000        259,096          36,427       175,096        204,477

                                               -----------      ---------       ---------     ---------      ---------
                    TOTALS                       5,557,144      3,199,179       1,100,473     2,315,734      1,257,492
                                               ===========      =========       =========     =========      =========

       As of March 6, 2000, the Compensation and Personnel Committee of the Board of Directors approved an increase in the number of shares authorized of 200,000 shares in the Amended and Restated 1995 Non-Employee Director Stock Option Plan which was approved by stockholders at the annual meeting on June 8, 2000 and are included above.

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

       At June 30, 2000 the net deferred tax asset, representing primarily net operating loss carryforwards, totaled approximately $36,072,000. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses.

       At June 30, 2000 the Company had net operating loss carryforwards of approximately $63,255,000 for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2019.


FORM 10-Q                                                               Page 7

(5)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:


                                              June 30, 2000   December 31, 1999
                                              -------------   -----------------
       Laboratory and office equipment        $ 5,760,621       $ 5,760,113
       Leasehold improvements                   3,974,942         3,974,942
                                                ---------         ---------
                                                9,735,563         9,735,055
       Less accumulated depreciation and
        amortization                          (7,167,838)       (6,736,624)
                                              ------------      -----------
                                              $ 2,567,725       $ 2,998,431
                                              ===========       ===========

(6)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of June 30, 2000 as follows:

              Stock option plans                                  4,456,671
              Publicly traded warrants outstanding                3,882,092
              Other warrants outstanding                            634,063
                                                                  ---------
                   Total shares reserved                          8,972,826
                                                                  =========

(7)    REGULATORY FILING

       On June 30, 2000, the Company received final approval from the FDA for argatroban as an anticoagulant for prevention or treatment of thrombosis in patients with heparin-induced thrombocytopenia ("HIT").

(8)    LICENSE AGREEMENTS

       Pursuant to the terms of the limited partnership agreement for ICOS-TBC, TBC and ICOS will equally fund the cost of research and development of sitaxsentan and second-generation endothelin antagonist compounds, commercialize resulting products, and share equally in the profits from this worldwide collaboration. ICOS will make upfront and milestone payments to TBC that could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. The immediate focus of the ICOS-TBC partnership will be to initiate a Phase IIb/III pulmonary hypertension clinical trial for sitaxsentan, continue clinical development for sitaxsentan in chronic heart failure, and explore applications for second-generation endothelin antagonists including TBC3711.

       Pursuant to the terms of the limited partnership agreement, ICOS-TBC has been initially capitalized by a cash contribution from ICOS and the Company's contribution of intellectual property associated with sitaxsentan sodium. The intellectual property contributed to ICOS-TBC had no basis for financial reporting purposes and, accordingly, the Company has recorded the transfer of this technology to ICOS-TBC at zero. The Company received a license fee from ICOS-TBC upon transfer of this technology and conducts research and development activities on behalf of ICOS-TBC and is paid for such services based upon costs incurred. The Company has deferred full recognition of the license fee and has recorded approximately $567,000 of expenses representing its proportionate share of ICOS-TBC's net losses. Also, the Company recorded approximately $1.1 million for cost reimbursements during June 2000 related to the research and development activities provided to ICOS-TBC of which approximately $153,000 was recognized as revenue. The license fee and any future milestones paid to the Company will be amortized over the anticipated development period. Pursuant to the partnership agreement, TBC assigned one-half of the remaining payments under the agreement with LG Chemical to the partnership.

       On June 30, 2000, TBC and Schering-Plough Corporation ("Schering-Plough") entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma.

       Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough will


FORM 10-Q                                                               Page 8
       support research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to research costs, Schering-Plough will pay an upfront license fee, development milestones and royalties on product sales resulting from the agreement. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million.

       On June 30, 2000, TBC issued 71,429 shares of Common Stock to the former licensor of argatroban in conjunction with the approval of the NDA for argatroban in patients with HIT. The Company recorded a $965,970 non-cash charge to in-process research and development during the second quarter of 2000 related to the issuance. This transaction represents the final amount to be paid in exchange for the license to the argatroban technology from the former licensee.

 (9)   COMMITMENTS AND CONTINGENCIES

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

       On December 21, 1999, the Company and the plaintiffs filed a Stipulation of Settlement of All Claims Against Certain Defendants. On May 19, 2000, the Court entered an order approving the settlement and dismissing all claims against the Company and its officers and directors. The deadline for appeal of that order expired on June 18, 2000. Accordingly, all claims against the Company and its officers and directors are fully and finally dismissed.

       Lease Agreements

       On June 30, 2000, the Company extended the lease agreement for its facilities in Houston, Texas for a period of five years beginning January 1, 2001. The lease extension contains terms substantially similar to those contained in the original lease agreement.


FORM 10-Q                                                               Page 9

ITEM 2.

                 TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

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

       Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $98.9 million from the date of our inception to June 30, 2000. We have primarily financed our operations to date through private and public offerings of our common and preferred stock.

       During October 1996, we signed a research and common stock purchase agreement with LG Chemical. LG Chemical purchased 1,250,000 shares of our common stock for $5.0 million and committed to pay us up to $10.7 million over a five-year period to develop two compounds in clinical development. Of this amount, $6.1 million has been paid. Currently $1.0 million is receivable from LG Chemical. Furthermore, $1.0 million will be paid on December 31, 2000, and $1.3 million will be paid on June 30 and December 31, 2001. In June 2000, we assigned one-half of the remaining payments under the LG Chemical agreement to ICOS-TBC.

       In August 1997, we entered into an agreement with SmithKline Beecham plc, commonly known as SmithKline, whereby we granted SmithKline the exclusive right to work with us in the development and commercialization of argatroban in the U.S. and Canada for specified indications. Under this agreement, SmithKline has paid an aggregate of $21 million in the form of license fees and milestone payments for argatroban. Future milestone payments for the acute myocardial infarction indication are subject to SmithKline's agreement to market argatroban for the acute myocardial infarction indication. At this time, SmithKline has no plans to conduct development work for the acute myocardial infarction and stroke indications. We are evaluating the feasibility of developing argatroban for ischemic stroke and possibly other indications. In connection with the agreement, SmithKline purchased 176,922 shares of our common stock for $1.0 million and an additional 400,000 shares of our common stock for $2.0 million in conjunction with our public offering, which closed during October 1997.

       On June 6, 2000, TBC and ICOS entered into the ICOS-TBC limited partnership. The partnership will seek to develop and globally commercialize endothelin-A receptor antagonists. ICOS-TBC will make upfront and milestone payments to TBC that could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. See footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

       On June 30, 2000, TBC and Schering-Plough Corporation entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists.


FORM 10-Q                                                               Page 10

In addition to research costs, Schering-Plough will pay an upfront license fee, development milestones and royalties on product sales resulting from the agreement. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million. See footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

       Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                             RESULTS OF OPERATIONS

                THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

       Revenues were $495,130 and $11,249,147 during the three months ended June 30, 1999 and 2000, respectively. Revenues were composed of amounts recognized under license agreements and research and development agreements and increased 2172% due to an increase in license fees received in connection with the formation of ICOS-TBC and the research collaboration and license agreement with Schering-Plough and the milestone payment related to final approval of argatroban due under the license agreement with SmithKline. Interest income for the three months ended June 30, 1999 was 273% lower than the same period of 2000 due primarily to higher investment balances in 2000.

       Research and development expenses increased 12% from $3,056,120 during the three months ended June 30, 1999 to $3,408,450 for the same period of 2000. The increase was due primarily to increased scaleup and manufacturing costs related to the sitaxsentan development program for pulmonary hypertension.

       General and administrative expenses decreased 10% from $1,597,091 during the three months ended June 30, 1999 to $1,437,804 during the same period of 2000. The decrease was due primarily to decreased patent legal fees related to the sitaxsentan program.

       We incurred a net loss of $3,855,626 and attained net income of $5,997,529 for the three months ended June 30, 1999 and 2000, respectively.

                             RESULTS OF OPERATIONS

                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

       Revenues were $1,030,055 and $11,771,755 during the six months ended June 30, 1999 and 2000, respectively. Revenues were composed of amounts recognized under license agreements and research and development agreements and increased 1043% due to an increase in license fees received in connection with the formation of ICOS-TBC and the research collaboration and license agreement with Schering-Plough and the milestone payment related to final approval of argatroban due under the license agreement with SmithKline. Interest income for the six months ended June 30, 1999 was 94% lower than the same period of 2000 due primarily to higher investment balances in 2000.

       Research and development expenses increased 16% from $6,214,760 during the six months ended June 30, 1999 to $7,190,399 for the same period of 2000. The increase was due primarily to increased scaleup and manufacturing costs related to the sitaxsentan development program for pulmonary hypertension.

       General and administrative expenses increased 15% from $2,936,532 during the six months ended June 30, 1999 to $3,368,739 during the same period of 2000. The increase was due primarily to increases in premarketing and consulting costs related to argatroban.

       We incurred a net loss of $7,434,463 and attained net income of $1,010,671 for the six months ended June 30, 1999 and 2000, respectively.

       The Company had 83 employees at June 30, 1999 and 80 employees at June 30, 2000.


                        LIQUIDITY AND CAPITAL RESOURCES

       We have financed our research and development activities to date principally through:


FORM 10-Q                                                               Page 11

o      private and public offerings of our common and preferred stock;

o issuances of common stock in conjunction with acquisitions, research and collaboration agreements and upon exercises of stock options and warrants;

o milestone and research payments received in conjunction with research and collaborative agreements; and

o      investment income, net of interest expense.

       In April 2000, we raised approximately $65.2 million from an underwritten public offering of our common stock. At June 30, 2000 we had cash, cash equivalents, short-term and long-term investments of $77,540,000. Additionally, at July 31, 2000, we had cash, cash equivalents, short-term and long-term investments of approximately $88.0 million.

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

o There will be additional costs in future periods related to argatroban in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications.

Furthermore, we anticipate that the administrative costs associated with our efforts will be significant. The amount and timing of expenditures will depend, among other things, on our progress in ongoing research, clinical development and commercialization efforts. On June 30, we received final approval from the FDA for argatroban as an anticoagulant for prevention or treatment of thrombosis in patients with HIT. As a result, we expect to begin to accrue royalty revenues from sales of argatroban by SmithKline by year-end. Therefore, we expect our royalty revenues to increase. However, increases in revenue, if any, may be partially, if not fully, offset by increases in expenses related to ICOS-TBC's development of sitaxsentan and continued research and development of our other programs.

       We anticipate that our existing capital resources and our other revenue sources, should be sufficient to fund our cash requirements for the foreseeable future which is contingent upon various factors, including royalty revenues from argatroban, the rates of patient enrollment and spending associated with clinical trials for sitaxsentan and TBC1269 and the level of research and development expenditures for our other compounds. We cannot assure you that there will be market acceptance and commercial success of argatroban, which could significantly impact our cash flow.

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


FORM 10-Q                                                               Page 12

o   the market acceptance and commercial success of argatroban;

o   the ongoing cost of research and development activities;

o   the attainment of research and clinical goals of product candidates;

o   the continuance of research agreements with collaboration partners;

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

                    IMPACT OF INFLATION AND CHANGING PRICES

       The pharmaceutical research industry is labor intensive, and wages and related expenses increase in inflationary periods. The lease of space and related building services for our Houston facility contains a clause that escalates rent and related services each year based on the increase in building operating costs and the increase in the Houston Consumer Price Index, respectively. To date, inflation has not had a significant impact on our operations.

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

       This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the drug development process and the timing of regulatory approvals required to market these drugs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are discussed in our registration statement on Form S-3, as amended, initially filed with the Securities and Exchange Commission on March 8, 2000.

       When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of


FORM 10-Q                                                               Page 13

Operations - Liquidity and Capital Resources."

       You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the contingent factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

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


FORM 10-Q                                                               Page 14

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

       On December 21, 1999, the Company and the plaintiffs filed a Stipulation of Settlement of All Claims Against Certain Defendants. On May 19, 2000, the Court entered an order approving the settlement and dismissing all claims against the Company and its officers and directors. The deadline for appeal of that order expired on June 18, 2000. Accordingly, all claims against the Company and its officers and directors are fully and finally dismissed.

ITEM 2.  CHANGES IN SECURITIES

       In April 2000, we issued an aggregate of 48,851 shares of our common stock to certain institutions and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $19,972 including 43,981 shares issued pursuant to a cashless exercise of privately held warrants. In addition, we issued 71,429 shares of common stock to the former licensor of argatroban and recorded a non-cash expense for the purchase of in-process research and development of $965,970 in June 2000. The issuance of common stock was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. The warrants and the common stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None


FORM 10-Q                                                               Page 15

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 8, 2000, an annual meeting of our stockholders was held. The holders of 36,686,947 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

       (a)    Election of Directors

              The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                            NUMBER OF            NUMBER OF
                       NAME                 VOTES FOR        VOTES ABSTAINING
                       ----                 ---------        ----------------
                 Ron J. Anderson            36,438,380            260,067

                 Frank C. Carlucci          36,436,610            261,837

                 Robert J. Cruikshank       36,432,755            265,692

                 Richard A. F. Dixon        36,453,450            244,997

                 David B. McWilliams        36,456,700            247,747

                 Suzanne Oparil             36,444,330            254,117

                 John M. Pietruski          36,443,375            255,072

                 James A. Thomson           36,445,950            252,497

                 James T. Willerson         34,748,944          1,949,503

       (b) Adoption of the Amendment to the Amended and Restated 1995 Non-Employee Director Stock Option Plan

              The stockholders approved the proposal to adopt the Amendment to the Amended and Restated 1995 Non-Employee Director Stock Option Plan. Votes were cast as follows:

                         NUMBER OF            NUMBER OF          NUMBER OF
                         VOTES FOR          VOTES AGAINST    VOTES ABSTAINING
                        ----------          -------------    ----------------
                        35,795,463             722,687            180,297

ITEM 5.  OTHER INFORMATION

None


FORM 10-Q                                                               Page 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       One report on Form 8-K (Item 5) was filed during the quarter ended June 30, 2000. The report was filed with the Securities and Exchange Commission June 15, 2000 regarding the formation of ICOS-TBC.

     EXHIBIT NO.       DESCRIPTION
     -----------       -----------
        3.8            Amendment to Article II of By-laws

       99.4* Agreement of Limited Partnership of ICOS-Texas Biotechnology L.P. among ICOS-ET-LP LLC and Texas Biotechnology Corporation, as Limited Partners, and ICOS-ET-GP LLC and TBC-ET, Inc., as General Partners dated June 6, 2000

       99.5* Endothelin License Agreement between Texas Biotechnology Corporation and ICOS-Texas Biotechnology L.P. dated
                       June 6, 2000

       99.6* Formation and Performance Agreement between ICOS Corporation and Texas Biotechnology Corporation dated June 6, 2000

       99.7* Research and Development Service Agreement among ICOS Corporation, Texas Biotechnology Corporation and ICOS-Texas Biotechnology L. P.

       99.8* Research Collaboration and License Agreement between Texas Biotechnology Corporation and Schering-Plough LTD. dated June 30, 2000

       99.9* Research Collaboration and License Agreement between Texas Biotechnology Corporation and Schering Corporation dated June 30, 2000

       27.1            Financial Data Schedule

        *              Confidential treatment requested

----------------


FORM 10-Q                                                               Page 17

                        TEXAS BIOTECHNOLOGY CORPORATION

                                 JUNE 30, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2000.




                                    TEXAS BIOTECHNOLOGY CORPORATION


                                      By:    /s/ David B. McWilliams
                                         ------------------------------
                                         David B. McWilliams
                                         President and Chief Executive Officer






                                      By:   /s/ Stephen L. Mueller
                                         -----------------------------
                                         Stephen L. Mueller
                                         Vice President, Finance and
                                         Administration Secretary and
                                         Treasurer (Principal Financial
                                         and Accounting Officer)


FORM 10-Q                                                               Page 18

                               INDEX TO EXHIBITS


   Exhibit No.                Description of Exhibit
   -----------                ----------------------

        3.8           Amendment to Article II of By-laws

       99.4* Agreement of Limited Partnership of ICOS-Texas Biotechnology L.P. among ICOS-ET-LP LLC and Texas Biotechnology Corporation, as Limited Partners, and ICOS-ET-GP LLC and TBC-ET, Inc., as General Partners dated June 6, 2000

       99.5* Endothelin License Agreement between Texas Biotechnology Corporation and ICOS-Texas Biotechnology L.P. dated
                      June 6, 2000

       99.6* Formation and Performance Agreement between ICOS Corporation and Texas Biotechnology Corporation dated June 6, 2000

       99.7* Research and Development Service Agreement among ICOS Corporation, Texas Biotechnology Corporation and ICOS-Texas Biotechnology L. P.

       99.8* Research Collaboration and License Agreement between Texas Biotechnology Corporation and Schering-Plough LTD. dated June 30, 2000

       99.9* Research Collaboration and License Agreement between Texas Biotechnology Corporation and Schering Corporation dated June 30, 2000

       27.1           Financial Data Schedule

        *             Confidential treatment requested

----------------


FORM 10-Q                                                               Page 19