Form 10-Q
period 2000-09-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2000-11-14
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED
              SEPTEMBER 30, 2000

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

Yes   X    No
    -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                         Outstanding at October 31, 2000
              -----                         -------------------------------

   common stock, $0.005 par value                      40,962,142

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS




                                                                                                 PAGE NO.
                                                                                                 --------

PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                1

           Consolidated Statements of Operations for the three months ended
           September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999         2

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999                                                               3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  10

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES                                       14
                     ABOUT MARKET RISK


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               15

           ITEM 2:  Changes in Securities                                                           15

           ITEM 3:  Defaults Upon Senior Securities                                                 15

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             15

           ITEM 5:  Other Information                                                               15

           ITEM 6:  Exhibits and Reports on Form 8-K                                                15



SIGNATURES                                                                                          16


INDEX TO EXHIBITS                                                                                   17

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        2000               1999
                                                                                    -------------      -------------
                                                                                     (Unaudited)

ASSETS

Current assets:
       Cash and cash equivalents                                                    $  34,635,549      $   2,804,270
       Short-term investments                                                          47,291,184         11,366,066
       Other current receivables                                                          572,326          1,067,738
       Receivable from related party under collaborative arrangement                    2,769,617                 --
       Prepaids                                                                         1,155,926          1,453,090
                                                                                    -------------      -------------
           Total current assets                                                        86,424,602         16,691,164

Long-term investments                                                                  10,000,000          1,000,000

Equipment and leasehold improvements, at cost less
       accumulated depreciation and amortization                                        2,596,759          2,998,431

Other assets                                                                               59,591            115,096
                                                                                    -------------      -------------

           Total assets                                                             $  99,080,952      $  20,804,691
                                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                             $   1,023,274      $     556,664
       Accrued expenses                                                                 2,562,200          1,657,706
                                                                                    -------------      -------------
           Total current liabilities                                                    3,585,474          2,214,370

Liability to related party                                                              1,955,366                 --

Deferred income from related party                                                      1,737,928                 --

Commitments and contingencies                                                                  --                 --

Minority interest in Revotar                                                            4,286,982                 --

Stockholders' equity:
       Preferred stock, par value $.005 per share. At September 30, 2000,
           5,000,000 shares authorized; none outstanding. At December 31, 1999,
           5,000,000 shares authorized;
           none outstanding                                                                    --                 --
       Common stock, par value $.005 per share.  At September 30, 2000,
           75,000,000 shares authorized; 40,951,208 shares issued and outstanding.  At December 31, 1999, 75,000,000 shares
           authorized; 34,392,909 shares issued and outstanding                           204,756            171,964
       Additional paid-in capital                                                     188,107,747        118,317,599
       Accumulated deficit                                                           (100,797,301)       (99,899,242)
                                                                                    -------------      -------------
           Total stockholders' equity                                                  87,515,202         18,590,321
                                                                                    -------------      -------------

           Total liabilities and stockholders' equity                               $  99,080,952      $  20,804,691
                                                                                    =============      =============



          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                Page 1

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       2000            1999            2000           1999
                                                                   -----------     -----------     -----------     -----------
                                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)

Revenues:
     Research agreements                                           $   908,002         516,262       1,961,839       1,546,317
     Collaborative research and development from related party         548,023              --         701,425              --
     License fee and milestone income                                  193,548              --      10,758,064              --
                                                                   -----------     -----------     -----------     -----------
        Total revenues                                               1,649,573         516,262      13,421,328       1,546,317
                                                                   -----------     -----------     -----------     -----------

Expenses:
     Research and development                                        2,391,299       3,259,081       9,581,698       9,473,841
     Charge for purchase of in-process research
        and development                                                     --              --         965,970              --
     General and administrative                                      1,393,672       1,438,100       4,762,411       4,374,632
                                                                   -----------     -----------     -----------     -----------
        Total expenses                                               3,784,971       4,697,181      15,310,079      13,848,473
                                                                   -----------     -----------     -----------     -----------

        Operating loss                                               2,135,398       4,180,919       1,888,751      12,302,156

     Equity in loss of affiliate                                     1,388,708              --       1,955,366              --

     Investment income                                               1,486,408         282,683       2,817,090         969,457
                                                                   -----------     -----------     -----------     -----------

        Net loss before minority interest                          $ 2,037,698       3,898,236       1,027,027      11,332,699

     Minority interest in loss of Revotar                              128,968              --         128,968              --
                                                                   -----------     -----------     -----------     -----------

        Net loss                                                   $ 1,908,730       3,898,236         898,059      11,332,699
                                                                   ===========     ===========     ===========     ===========

Net loss per common share, basic and diluted:                             0.05            0.11            0.02            0.33

Weighted average common shares used to
     compute net loss per common share, basic
     and diluted:                                                   40,880,185      34,237,568      38,517,172      34,207,956



          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                Page 2

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               2000              1999
                                                                                          ------------       -------------
                                                                                           (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $   (898,059)      (11,332,699)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                            636,647           639,389
      Equity in loss of affiliate                                                            1,955,366                --
      Amortization of deferred revenue                                                        (262,072)               --
      Minority interest in loss of Revotar                                                    (128,968)               --
      Purchase of in-process research and development                                          965,970                --
      Expenses paid with stock and warrants                                                     23,196            17,377
      Loss on disposition of fixed assets                                                        6,568               227
   Change in operating assets and liabilities
    Decrease (increase) in prepaids                                                            297,164          (756,706)
    Decrease in receivables                                                                    495,412           630,697
    Decrease in other assets                                                                    55,505                --
    Increase in receivable from related party under collaborative arrangement               (2,769,617)               --
    Increase in other current assets                                                                --            (2,395)
    Increase (decrease) in current liabilities                                               1,371,104          (195,411)
                                                                                          ------------      ------------
            Net cash provided by (used in) operating activities                              1,748,216       (10,999,521)
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                          (241,543)         (570,915)
   Proceeds from disposition of fixed assets                                                        --               731
   Purchases of  investments                                                               (77,740,272)      (16,203,533)
   Maturities of investments                                                                33,621,722        29,150,567
   (Increase) decrease in interest receivable included in short-term investments              (806,568)          321,921
   Increase in deferred revenue                                                              2,000,000                --
                                                                                          ------------      ------------
           Net cash (used in) provided by investing activities                             (43,166,661)       12,698,771
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and exercises of
      options and warrants, net                                                             68,833,774           212,197
   Contribution from minority interest in consolidated subsidiary                            4,415,950                --
                                                                                          ------------      ------------
           Net cash provided by financing activities                                        73,249,724           212,197
                                                                                          ------------      ------------

      Net increase in cash and cash equivalents                                             31,831,279         1,911,447

Cash and cash equivalents at beginning of period                                             2,804,270         4,176,911
                                                                                          ------------      ------------

Cash and cash equivalents at end of period                                                $ 34,635,549         6,088,358
                                                                                          ============      ============


Supplemental disclosure of noncash financing activities:
    Expenses and purchase of in-process research and development paid with stock          $    989,166            17,377
                                                                                          ============      ============


          See accompanying notes to consolidated financial statements


FORM 10-Q                                                                Page 3

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


(1)    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (a)    Organization

              Texas Biotechnology Corporation (the "Company" or "TBC") is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of vascular diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, TBC and ICOS Corporation ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology, Limited Partnership, a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS are both 50% owners in ICOS-TBC. During the third quarter 2000, TBC formed Revotar Biopharmaceuticals AG ("Revotar"), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize TBC's selectin antagonists. The Company retained a majority interest in Revotar.

              The Company is presently working on a number of long-term development projects which involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. The Company anticipates the launch of its first product, Argatroban, for the treatment of heparin-induced thrombocytopenia ("HIT") in 2000.

       (b)    Basis of Consolidation

              The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IPI and TBC-ET, Inc., a Delaware corporation ("TBC-ET"), and Revotar, a majority owned subsidiary. All material intercompany transactions have been eliminated.

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

              Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At September 30, 2000, approximately $5,834,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At September 30, 2000, the Company's short-term investments consisted of approximately $13,308,000 in government agency discount bonds and $33,983,000 in corporate commercial paper and loan participations. Long-term investments consist of approximately $10,000,000 in government agency discount bonds with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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



FORM 10-Q                                                                Page 4

       (e)    Investment in ICOS - TBC

              ICOS-TBC is accounted for using the equity method. Accordingly, the investment is recorded at cost, adjusted for the Company's share of income or loss of the entity and amortization of revenues for upfront and milestone payments. See footnote 8 below.

       (f)    Research and Development Costs

              All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits for the three months ended September 30, 2000 and 1999 were approximately $1,719,000 and $1,696,000, respectively, of which approximately $1,324,000 and $1,305,000, respectively, was charged to research and development. Salaries and benefits for the nine months ended September 30, 2000 and 1999, were approximately $5,160,000 and $5,024,000, respectively, of which approximately $3,930,000 and $3,877,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed.

       (g)    Net Loss Per Common Share

              Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2000 and 1999, there were no common dilutive shares used in the calculation of weighed average common shares outstanding. For the three months ended September 30, 2000 and 1999, the weighted average common shares used to compute basic net loss per common share totaled 40,880,185 and 34,237,568, respectively. For the nine months ended September 30, 2000 and 1999, the weighted average common shares used to compute basic net loss per common share totaled 38,517,172 and 34,207,956, respectively. The exercise of stock options and warrants was not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

       (h)    Reclassifications

              Certain reclassifications have been made to prior period financial statements to conform with the September 30, 2000 presentation with no effect on net loss previously reported.

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



FORM 10-Q                                                                Page 5

       (l)    Interim Financial Information

              The Consolidated Balance Sheet as of September 30, 2000, and the related Consolidated Statement of Operations for the three and nine months ended September 30, 2000 and 1999 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Consolidated Financial Statements and Notes which should be read in conjunction with these consolidated financial statements and notes.

       (m)    New Accounting Bulletins

              In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), Revenue Recognition in Financial Statements. SAB101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to implement SAB101 in the fourth quarter of the year ended December 31, 2000. The Company may be required to adjust current year revenues and record a cumulative effect adjustment for previously reported amounts based on implementation of SAB101.

              In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN44"), Accounting for Certain Transactions involving Stock Compensation. The provisions of FIN44 which were effective July 1, 2000 have not had a material effect on the Company's financial position or results of operations.

              In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. We will adopt SFAS 133 beginning in fiscal year 2001. We do not expect the adoption of SFAS 133 will have a material effect on our financial condition or results of operation because we, historically, have not entered into derivative or other financial instruments for trading or speculative purposes nor do we use or intend to use derivative financial instruments or derivative commodity instruments.

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

       A summary of stock options as of September 30, 2000, follows:

                             Exercise Price                                         Exercised/                   Available
       Stock Option Plans       Per Share        Authorized       Outstanding         Other      Exercisable     for Grant
       ------------------    --------------      ----------       -----------       ----------   -----------     ---------

       1990 Plan            $ 1.38 - $21.59        285,715           190,495          95,220       139,496             --

       1992 Plan            $ 1.41 - $21.59      1,700,000           948,934         749,749       670,154          1,317

       1995 Plan            $ 1.31 - $21.59      2,000,000         1,490,112         334,360     1,156,028        175,528

       1999 Plan            $20.13 - $20.13      1,000,000           181,000              --            --        819,000

       Director Plan        $ 3.50 - $ 4.54         71,429            34,242          37,187        34,242             --

       1995 Director Plan   $ 1.38 - $11.31        500,000           259,096          36,860       175,096        204,044

                                                 ---------         ---------       ---------     ---------      ---------
                    TOTALS                       5,557,144         3,103,879       1,253,376     2,175,016      1,199,889
                                                 =========         =========       =========     =========      =========

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

       At September 30, 2000 the net deferred tax asset, representing primarily net operating loss carryforwards and deferred start-up costs, totaled approximately $36,891,000. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses.

       At September 30, 2000 the Company had net operating loss carryforwards of approximately $64,750,000 and deferred start-up costs of approximately $36,174,000 for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2020.



FORM 10-Q                                                                Page 7

 (5)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:

                                                                         September 30, 2000       December 31, 1999
                                                                         ------------------       -----------------

       Laboratory and office equipment                                       $ 5,941,394           $ 5,760,113
       Leasehold improvements                                                  3,974,942             3,974,942
                                                                             -----------           -----------
                                                                               9,916,336             9,735,055
       Less accumulated depreciation and amortization                         (7,319,577)           (6,736,624)
                                                                             -----------           -----------
                                                                             $ 2,596,759           $ 2,998,431
                                                                             ===========           ===========

(6)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of September 30, 2000 as follows:

              Stock option plans                                               4,303,768
              Publicly traded warrants outstanding                             3,866,509
              Other warrants outstanding                                         627,105
                                                                               ---------
                   Total shares reserved                                       8,797,382
                                                                               =========

(7)    REGULATORY FILING

       On June 30, 2000, the Company received final approval from the FDA for Argatroban as an anticoagulant for prevention or treatment of thrombosis in patients with heparin-induced thrombocytopenia ("HIT").

(8)    LICENSE AGREEMENTS

       Pursuant to the terms of the limited partnership agreement for ICOS-TBC, TBC and ICOS will equally fund the cost of research and development of sitaxsentan and second-generation endothelin antagonist compounds, commercialize resulting products, and share equally in the profits from this worldwide collaboration. ICOS made an upfront payment and will make milestone payments to TBC that together could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. The immediate focus of ICOS-TBC will be to initiate a Phase IIb/III pulmonary hypertension clinical trial for sitaxsentan, continue clinical development for sitaxsentan in chronic heart failure, and explore applications for second-generation endothelin antagonists including TBC3711.

       Pursuant to the terms of the limited partnership agreement, ICOS-TBC has been initially capitalized by a cash contribution from ICOS and the Company's contribution of intellectual property associated with sitaxsentan sodium. The intellectual property contributed to ICOS-TBC had no basis for financial reporting purposes and, accordingly, the Company has recorded the transfer of this technology to ICOS-TBC at zero. The Company received a license fee from ICOS-TBC upon transfer of this technology and conducts research and development activities on behalf of ICOS-TBC and is paid for such services based upon costs incurred. The Company has deferred full recognition of the license fee and has recorded approximately $1,955,000 of expenses representing its proportionate share of ICOS-TBC's net losses. Also, the Company recorded approximately $2.8 million for cost reimbursements for the nine months ended September 30, 2000 related to the research and development activities provided to ICOS-TBC of which approximately $701,000 was recognized as revenue. The license fee and any future milestones paid to the Company will be amortized over the anticipated development period. Pursuant to the partnership agreement, TBC assigned one-half of the remaining payments under the agreement with LG Chemical to the partnership.

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

       Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough will support research at TBC and will be responsible for all costs associated with the worldwide




FORM 10-Q                                                                Page 8
       product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million.

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

(9)    FOREIGN SUBSIDIARY

       During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock and has consolidated the financial results of Revotar into TBC's consolidated financial statements.

(10)   COMMITMENTS AND CONTINGENCIES

       Lease Agreements

       On June 30, 2000, the Company extended the lease agreement for its facilities in Houston, Texas for a period of five years beginning January 1, 2001. The lease extension contains terms substantially similar to those contained in the original lease agreement.



FORM 10-Q                                                                Page 9

ITEM 2.
                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                    OVERVIEW

       The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in Form 10-K for the year 1999 and our consolidated financial statements and the related notes to the financial statements included in this Form 10-Q.

       Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $100.8 million from the date of our inception through September 30, 2000. We have primarily financed our operations to date through private and public offerings of our common and preferred stock.

       During October 1996, we signed a research and common stock purchase agreement with LG Chemical. LG Chemical purchased 1,250,000 shares of our common stock for $5.0 million and committed to pay us up to $10.7 million over a five-year period to develop two compounds in clinical development. Of this amount, $7.1 million has been paid. Furthermore, $1.0 million will be paid on December 31, 2000, and $1.3 million will be paid on June 30 and December 31, 2001. In June 2000, we assigned one-half of the remaining payments under the LG Chemical agreement, or approximately $1.9 million, to ICOS-TBC.

       In August 1997, we entered into an agreement with SmithKline Beecham plc, commonly known as SmithKline, whereby we granted SmithKline the exclusive right to work with us in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. Under this agreement, SmithKline has paid an aggregate of $21.0 million in the form of license fees and milestone payments for Argatroban. Future milestone payments for the acute myocardial infarction indication are subject to SmithKline's agreement to market Argatroban for the acute myocardial infarction indication. At this time, SmithKline has no plans to conduct development work for the acute myocardial infarction and stroke indications. We are evaluating the feasibility of developing Argatroban for ischemic stroke and possibly other indications. In connection with the agreement, SmithKline purchased 176,922 shares of our common stock for $1.0 million and an additional 400,000 shares of our common stock for $2.0 million in conjunction with our public offering, which closed during October 1997.

       On June 6, 2000, we and ICOS entered into the ICOS-TBC limited partnership agreement. The partnership will seek to develop and globally commercialize endothelin-A receptor antagonists. ICOS-TBC will make upfront and milestone payments to us that could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. See footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

       On June 30, 2000, we and Schering-Plough Corporation entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. In addition to research costs, Schering-Plough will pay an upfront license fee, development milestones and royalties on product sales resulting from the agreement. Total payments to us for both programs, excluding royalties, could reach $87.0 million. See footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

       During September 2000, we founded Revotar Biopharmaceuticals, AG and transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. See footnote 9 to the Consolidated Financial Statements for a discussion of this transaction. During the third quarter, the primary focus of Revotar has been on the design and initiation of a Phase I trial for TBC1269 using the inhaled formulation of the drug, which is scheduled to begin in the first half of 2001. Also during the third quarter, Dr. Gunter Roskamp, formerly with the Industrial Investment Council of Germany and Schering AG, joined Revotar as Chief Operating Officer.



FORM 10-Q                                                               Page 10

       Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

              THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

       Revenues were $516,262 and $1,649,573 during the three months ended September 30, 1999 and 2000, respectively. Revenues were composed of amounts recognized under license agreements and research and development agreements and increased 220% due to amortization of the license fee received in connection with the formation of ICOS-TBC, reimbursement from ICOS-TBC for labor costs incurred on behalf of ICOS-TBC and the research collaboration payments from Schering-Plough, all of which occurred during 2000. Interest income for the three months ended September 30, 1999 was 426% lower than the same period of 2000 due primarily to higher investment balances in 2000.

       Research and development expenses decreased 27% from $3,259,081 during the three months ended September 30, 1999 to $2,391,299 for the same period of 2000. The decrease was due primarily to expenses of the endothelin development program which are now the responsibility of ICOS-TBC offset partially by increased costs to the program. However, we expect ICOS-TBC research and development expenditures to increase in the future as clinical trials for the endothelin program progress.

       During the third quarter of 2000, we recognized approximately $1.4 million of losses related to our 50% equity interest in ICOS-TBC which commenced in June 2000.

       General and administrative expenses decreased 3% from $1,438,100 during the three months ended September 30, 1999 to $1,393,672 during the same period of 2000. The decrease was due primarily to decreased patent legal fees related to the sitaxsentan program which are now the responsibility of ICOS-TBC.

       We incurred net losses of $3,898,236 and $1,908,730 for the three months ended September 30, 1999 and 2000, respectively.

                              RESULTS OF OPERATIONS

              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

       Revenues were $1,546,317 and $13,421,328 during the nine months ended September 30, 1999 and 2000, respectively. Revenues were composed of amounts recognized under license agreements and research and development agreements and increased 768% due to an increase in license fees received in connection with the formation of ICOS-TBC and the research collaboration and license agreement with Schering-Plough and a $7.5 million milestone payment related to final approval of Argatroban due under the license agreement with SmithKline. Interest income for the nine months ended September 30, 1999 was 191% lower than the same period of 2000 due primarily to higher investment balances in 2000.

       Research and development expenses increased 1% from $9,473,841 during the nine months ended September 30, 1999 to $9,581,698 for the same period of 2000. The increase was due primarily to the decrease in expenses of the endothelin development program which are now the responsibility of ICOS-TBC and the increase in preclinical costs related to the endothelin development program incurred prior to initiation of ICOS-TBC.

       General and administrative expenses increased 9% from $4,374,632 during the nine months ended September 30, 1999 to $4,762,411 during the same period of 2000. The increase was due primarily to increases in premarketing and consulting costs related to Argatroban. We have recently added additional staff in the marketing and clinical departments and expect to add additional senior staff in the research and administrative areas in 2001. Accordingly, we expect general and administrative expenses to increase as a result of these staff increases. We had 86 employees at September 30, 1999 and 88 employees at September 30, 2000.

       We incurred net losses of $11,332,699 and 898,059 for the nine months ended September 30, 1999 and 2000, respectively.



FORM 10-Q                                                               Page 11

       We expect that revenue for the fourth quarter of 2000 will be in the range of $1.5 to $2.0 million, which will include revenues from the collaboration agreements with Schering-Plough, LG Chemical and ICOS-TBC. Additionally, royalties associated with the sale of Argatroban are expected to commence during this quarter. We may be required to adjust revenues based on implementation of SEC Staff Accounting Bulletin 101 which concerns recognition of revenue. Expenses for the fourth quarter are expected to range from $5.0 to $6.5 million including operating expenses and our share of ICOS-TBC losses.

       At this time, management expects that expenses in 2001 will increase over the year 2000 due to the initiation of additional clinical trials for Argatroban and the ICOS-TBC endothelin antagonist compounds and the operating expenses of Revotar. Revenues for 2001 will include revenues and potential milestones from the agreements with Schering-Plough, LG Chemical, ICOS-TBC and a full year of Argatroban royalties.

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

       In April 2000, we raised approximately $65.2 million from an underwritten public offering of our common stock. At September 30, 2000 we had cash, cash equivalents, short-term and long-term investments of approximately $91.9 million which includes approximately $4.5 million from Revotar, our majority owned subsidiary.

       We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase during 2000 and subsequent years because:

o We will incur significant clinical trial costs for sitaxsentan and TBC1269 compounds and expect to begin to incur costs for clinical trials related to additional compounds and indications. These costs include:

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

       Furthermore, we anticipate that the administrative costs associated with our efforts will be significant. The amount and timing of expenditures will depend, among other things, on our progress in ongoing research, clinical development and commercialization efforts. On June 30, 2000 we received final approval from the FDA for Argatroban as an anticoagulant for prevention or treatment of thrombosis in patients with HIT. As a result, we expect to begin to accrue royalty revenues from sales of Argatroban by SmithKline by year-end. Therefore, we expect royalty revenues to begin during the fourth quarter. However, increases in revenue, if any, may be partially, if not fully, offset by increases in expenses related to ICOS-TBC's development of sitaxsentan and continued research and development of our other programs.



FORM 10-Q                                                               Page 12

       We anticipate that our existing capital resources and our other revenue sources, should be sufficient to fund our cash requirements for the foreseeable future which is contingent upon various factors, including royalty revenues from Argatroban, the rates of patient enrollment and spending associated with clinical trials for Argatroban and TBC1269, the level of expenditures of ICOS-TBC and the level of research and development expenditures for our other compounds. Our publicly traded warrants are scheduled to expire on December 31, 2000. As of September 30, 2000, there were approximately 3.8 million warrants outstanding. The exercise price of the warrants is $8.44. We believe that some warrant holders will exercise their warrants before the expiration date. There can be no assurance given as to the number or timing of warrant exercises, or the amount of additional funds, if any, generated from warrant exercises.

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



FORM 10-Q                                                               Page 13

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the drug development process. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and without limitation:

o      market acceptance and commercial success of Argatroban;

o      ongoing cost of research and development activities;

o      cost of clinical development of product candidates;

o      attainment of research and clinical goals of product candidates;

o timely approval of our product candidates by appropriate governmental and regulatory agencies;

o      effect of any current or future competitive products;

o      ability to manufacture and market products commercially;

o      retention of key personnel; and

o      capital market conditions.

       We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We do not have any debt instruments with variable, or floating, interest rates. Accordingly, to date, interest rate risk has not had a material impact on the results of our operations.



FORM 10-Q                                                               Page 14

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       None

ITEM 2.  CHANGES IN SECURITIES

       During the third quarter 2000, we issued an aggregate of 38,400 shares of our common stock to certain institutions and individuals, pursuant to the exercise of outstanding warrants for an aggregate purchase price of $25,062 including 31,442 shares issued pursuant to a cashless exercise of privately held warrants. The issuance of common stock was exempt from registration under
Section 4 (2) of the Securities Act of 1933, as amended. The warrants and the common stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.  OTHER INFORMATION

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Three reports on Form 8-K (Item 5) were filed during the quarter ended September 30, 2000. The first report was filed with the SEC on July 5, 2000 regarding the FDA's approval of the anticoagulant Argatroban for the prevention or treatment of thrombosis associated with heparin-induced thrombocytopenia. The second report was filed with the SEC on July 12, 2000 regarding the signing with Schering-Plough Corporation of a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. The third report was filed with the SEC on August 7, 2000 regarding the formation of Revotar Biopharmaceuticals, AG.

     EXHIBIT NO.             DESCRIPTION

       27.1                  Financial Data Schedule




FORM 10-Q                                                               Page 15

                         TEXAS BIOTECHNOLOGY CORPORATION

                               SEPTEMBER 30, 2000

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2000.




                              TEXAS BIOTECHNOLOGY CORPORATION


                                By:        /s/ David B. McWilliams
                                    ----------------------------------------
                                    David B. McWilliams
                                    President and Chief Executive Officer






                                By:        /s/ Stephen L. Mueller
                                    ----------------------------------------
                                    Stephen L. Mueller
                                    Vice President, Finance and Administration
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting
                                    Officer)




FORM 10-Q                                                               Page 16

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------

       27.1                   Financial Data Schedule






Form 10-Q                                                                Page 17