Form 10-K
period 2000-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2001-04-02
CIK 887023

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                             7000 FANNIN, 20TH FLOOR
                              HOUSTON, TEXAS 77030
                                 (713) 796-8822
   (Address and telephone number of principal executive offices and zip code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                 ON WHICH REGISTERED
        -----------------------------------------    ----------------------
        Common Stock, $.005 par value                American Stock Exchange
        Redeemable common stock purchase warrants    American Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $246,831,000 as of March 15, 2001.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 2001:

                      TITLE OF CLASS                    NUMBER OF SHARES
        -----------------------------------------       ----------------
              Common Stock, $.005 par value                43,768,959

    Documents incorporated by reference:

                      DOCUMENT                          FORM 10-K PARTS
     ----------------------------------------------     ---------------
     Definitive Proxy Statement, to be filed within            III
             120 days of December 31, 2000
                (specified portions)

================================================================================

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

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

     We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

     This Form 10-K may contain trademarks and service marks of other companies.

                                     PART I

ITEM 1 -- BUSINESS

                                    OVERVIEW

     Texas Biotechnology Corporation was incorporated in Delaware in 1989 and is sometimes referred to in this Report as TBC, we or us. We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, synthetic, small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Our research and development programs are focused on inhibitors (also referred to as antagonists or blockers) that can interrupt certain disease processes. Our programs seek to address unmet medical needs in cardiovascular diseases, thrombocytopenia, pulmonary hypertension, heart failure and inflammatory diseases such as asthma.

     Argatroban is our first marketed product. Argatroban was approved by the U.S. Food and Drug Administration ("FDA") in 2000, is indicated for prophylaxis or treatment of thrombosis in patients with heparin-induced thrombocytopenia ("HIT") and began shipping in November 2000 . GlaxoSmithKline, plc ("GSK") is our development, manufacturing and marketing partner for Argatroban. We have initiated a Phase II human clinical trial for the indication of acute ischemic stroke and are evaluating the use of Argatroban in hemodialysis patients and for use in percutaneous coronary intervention ("PCI").

     Presently, we have five major product development programs.

o The Vasospasm/Hypertension Program. We are developing sitaxsentan as an endothelin(A) receptor antagonist, or ET(A), for the treatment of heart failure, hypertension and pulmonary hypertension. During June 2000, we formed a partnership with ICOS Corporation ("ICOS") to develop and commercialize ET(A) receptor antagonists. ICOS-TBC expects to initiate Phase IIb/III clinical trials in pulmonary hypertension with sitaxsentan and is conducting Phase I clinical trials for TBC3711, a second generation ET(A) receptor antagonist that may be developed for essential hypertension and/or heart failure.

o The Vascular Inflammation Program. We are developing a selectin antagonist, TBC1269, for the treatment of asthma and psoriasis. The intravenous form of the drug has been tested in Phase II clinical trials. Inhaled and topically applied TBC1269 are currently in the preclinical stage for the treatment of asthma and psoriasis. During 2000, we formed Revotar, a majority owned German subsidiary located in Berlin, to further the development of this program. We are also conducting research with respect to vascular cell adhesion molecules, or VCAM, and very late stage antigen 4, or VLA-4, a member of the integrin family, chemokine receptors, such as CCR1 and CCR3, and other integrins, such as (alpha)4(beta)7 antagonists for the treatment of asthma, rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease. We have signed a collaboration and license agreement for the VCAM program with Schering-Plough LTD and Schering-Plough Corporation (collectively "Schering-Plough") and are currently conducting research on VLA-4 antagonists for Schering-Plough under this agreement.

o Apoptosis Program. We are conducting research into the development of inhibitors of apoptosis. Apoptosis involves programmed cell death and is believed to play a role in many vascular and inflammatory diseases. Currently, we have three different groups of inhibitors of apoptosis - caspase antagonists that could be useful in preventing cell death following ischemic stroke or congestive heart failure; tumor necrosis factor (alpha), or TNF(alpha) antagonist, that could be useful in treating rheumatoid arthritis; and a receptor for age-dependent glycation end-products, that may be useful in preventing certain complications of diabetes due to cell death in the blood vessels.

o Angiogenesis Program. We are conducting research on angiogenesis which involves the formation of new blood vessels from existing vessels and is associated with a number of diseases including tumor growth, rheumatoid arthritis, atherosclerosis, various retinopathies and certain skin diseases. Our research is focused on the development of small molecule inhibitors of vascular endothelial growth factor, or VEGF, for the treatment of cancer and diabetic retinopathy.

o Vascular Proliferation Disease Program. We are also conducting research on smooth muscle cells in the blood vessel which proliferate in response to injury to a blood vessel and is the cause of blood vessel thickening. Our research program for this area is focused on identifying an antagonist to fibroblast growth factor, or FGF, to interrupt its role in causing blood vessels to narrow due to excessive smooth muscle growth. We believe our FGF antagonist could be useful in the treatment of coronary restenosis that may occur as a result of vessel injury during angioplasty.

                                BUSINESS STRATEGY

     The key elements of our business strategy are as follows:

Maximize sales of Argatroban by expanding indications for its use

     Our marketing, manufacturing and distribution partner GSK, began selling Argatroban during November 2000 as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT. In addition:

o we filed a supplemental new drug application, or sNDA, for Argatroban for use in HIT patients undergoing angioplasty;

o we filed a Canadian New Drug Submission for patients with HIT and we expect a response from Canadian regulatory authorities in the first half of 2001;

o we have initiated a Phase II human clinical trial to evaluate the use of Argatroban for use in acute ischemic stroke, an indication for which Argatroban is approved for use and sold in Japan by a licensee of Mitsubishi-Tokyo Pharmaceuticals ("Mitsubishi"), the licensor of Argatroban; and

o we are evaluating the use of Argatroban for use in hemodialysis patients and for use in percutaneous coronary intervention .

Focus on the identification and development of new drugs for the treatment of diseases involving the vascular endothelium

     Injury to the vascular endothelium is a common cause of many of the most profound diseases affecting patients today, such as ischemic heart disease, hypertension, congestive heart failure, and asthma. By concentrating on this area, we can be relatively efficient in our drug discovery, development and commercialization efforts. This efficiency extends to the following areas:

o Research -- Our efforts are predominantly devoted toward the treatment and prevention of interrelated diseases of the vascular endothelium, and we employ a large group of vascular biologists;

o Computer aided drug design -- We utilize computers to rapidly develop drug candidates derived from our vascular biological efforts and to identify new targets from information discovered by the Human Genome Project;

o Regulatory -- Diseases of the vascular endothelium involve substantial morbidity and mortality and may allow us to receive fast-track review by the FDA; and

o Clinical investigators and consultants -- We work with key opinion leaders and consultants experienced in diseases of the vascular endothelium to assist in clinical development, product planning and the regulatory approval process.

Focus on the identification and development of small molecule drug candidates

     Small molecule therapeutics have some advantages over large molecules, such as proteins, peptides and monoclonal antibodies. Small molecules can frequently be administered orally on an outpatient basis. By contrast, to date, large molecule therapeutics can very rarely be formulated to accommodate oral outpatient administration. Since small molecules generally are not immunogenic, use of small molecules avoids the potential for immune reactions that can occur with protein therapeutics. In addition, small molecules can typically be protected with composition-of-matter patents that generally provide a large degree of intellectual property protection. Our emphasis on small molecule therapeutics means that our drug candidates can be produced by conventional pharmaceutical manufacturing methods with the potential for modest cost of goods sold.

Participate in the sales and marketing in the United States and Canada of the drugs we develop

     In the biopharmaceutical industry, a substantial percentage of the profits generated from successful drug development are typically retained by the entity directly involved in the sales and marketing of the drug. Licensing our drug candidates to a third party who will complete development and provide sales and marketing resources in exchange for upfront payments, milestone payments and a royalty on sales may reduce some of our risks, particularly for diseases outside our strategic interest or in territories outside of the United States and Canada. However, in the future, we may decide that the risk-return profile favors developing and then marketing and selling products on a co-promotion basis or by ourselves. Therefore, when and if we deem it appropriate, we intend to participate in the sales and marketing of our products in the United States and Canada. Our participation in ICOS-TBC will allow us to participate in commercialization of products that may result from our endothelin antagonist program.

                THERAPEUTIC PROGRAMS AND PRODUCTS IN DEVELOPMENT

     The following table summarizes the potential therapeutic indications and development status for certain of our clinical, preclinical and research product candidates and is qualified in its entirety by the more detailed information appearing elsewhere in this Form 10-K.


                                 TARGET COMPOUND/                   POTENTIAL
        PROGRAM                     DOSE FORM                       INDICATION                          STATUS(1)
- -----------------------    --------------------------    --------------------------------   -------------------------------
    THROMBOSIS             ARGATROBAN
                           Intravenous                   Anticoagulant therapy for           Approved in 2000 and shipments
                                                         prophylaxis or treatment of         began in November 2000.
                                                         patients with HIT.

                           Intravenous                   Anticoagulant therapy in HIT for    sNDA filed with the FDA
                                                         patients undergoing angioplasty

                           Intravenous                   Anticoagulant therapy for           Phase II
                                                         patients with ischemic stroke
- ---------------------------------------------------------------------------------------------------------------------------
    VASOSPASM/             ENDOTHELIN(A) RECEPTOR
    HYPERTENSION           ANTAGONIST

                           Sitaxsentan (TBC11251)
                           Intravenous                   Congestive Heart Failure            Phase II
                           Oral                          Pulmonary Hypertension              Phase IIb/III
                                                         Congestive Heart Failure            Phase II
                           TBC3711
                           Oral                          Congestive Heart Failure            Phase I
                                                         Hypertension                        Phase I
                           TBC3214
                           Oral                          Cancer                              Preclinical
- ---------------------------------------------------------------------------------------------------------------------------
    VASCULAR               SELECTIN ANTAGONIST
    INFLAMMATION           TBC1269
                           Intravenous                   Asthma                              Phase II
                           Inhaled                       Asthma                              Preclinical
                           Topical                       Psoriasis                           Preclinical

                           VCAM/VLA-4 ANTAGONIST
                           TBC4257
                           Oral                          Asthma                              Research
                                                         Rheumatoid Arthritis                Research

                           CCR 1 ANTAGONIST              Multiple Sclerosis                  Research

                           CCR 3 ANTAGONIST
                           TBC4095
                           Oral                          Asthma                              Research

                           (ALPHA)4(BETA)7 ANTAGONIST
                           TBC3804
                           Oral                          Inflammatory Bowel Disease          Research
- ---------------------------------------------------------------------------------------------------------------------------
    APOPTOSIS              CASPASE INHIBITOR
                           TBC4521                       Acute Myocardial Infarction         Research
                                                         Ischemic Stroke                     Research

                           TNF(ALPHA) ANTOGONIST         Rheumatoid Arthritis                Research
- ---------------------------------------------------------------------------------------------------------------------------
    ANGIOGENESIS           VEGF ANTAGONIST
                           TBC2576                       Cancer and Diabetic Retinopathy     Research
- ---------------------------------------------------------------------------------------------------------------------------
    VASCULAR               FGF ANTAGONIST
    PROLIFERATIVE DISEASE  TBC1635                       Post-Angioplasty          Coronary  Research
                                                         Restenosis

- ----------

(1) Preclinical compounds are compounds undergoing toxicology and pharmaceutical development in preparation for human clinical testing. Research compounds are compounds undergoing basic evaluation and optimization to establish a lead clinical candidate.

                               THROMBOSIS PROGRAM
                                   ARGATROBAN

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

     Heparin, first discovered over 80 years ago, is the most widely used injectable anticoagulant. In the U.S., approximately ten million patients annually receive therapeutic heparin to treat a variety of conditions that require inhibition of the body's natural clotting mechanism. Each year over 300,000 of these patients develop a profound immunological reaction to heparin that is known as heparin-induced thrombocytopenia. The condition is characterized by a strong tendency to clot that puts the patient at risk of major complications such as acute myocardial infarction, ischemic stroke, amputation or death. It is also very difficult to administer heparin dosages.

     Current Therapies. In conjunction with GSK, we obtained approval for Argatroban as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT in the U.S. GSK began marketing Argatroban for the approved indication in November 2000. Argatroban is a synthetic direct thrombin inhibitor that directly and selectively binds to and inactivates thrombin in the blood plasma. Argatroban is manufactured and marketed in Japan by Mitsubishi where it is approved as a treatment for ischemic stroke, peripheral arterial occlusion and hemodialysis in patients with antithrombin III deficiency, a clotting disorder that does not respond to heparin. Since the product's introduction in 1990, approximately 100,000 patients have been treated with Argatroban in Japan. Other measures, such as inline filters, are sometimes used to remove clots, but are highly invasive and involve patient trauma. Simply stopping heparin alone may be insufficient, as a significant number of patients will progress to experience severe outcomes. Clinical studies that we conducted in the U.S. have shown a significant correlation between the administered dose of Argatroban and the degree of anticoagulation achieved. This is potentially important as it suggests that the relationship between dose and effect of Argatroban is generally very predictable over the expected dose-range. As a result, we believe there is little risk of either insufficient or excessive anticoagulation occurring from small dose changes of Argatroban. Other product advantages for Argatroban include a rapid onset of action, a relatively short half-life and an absence of immunogenicity.

     Clinical Trial Status. Currently, we are conducting a multi-center, placebo-controlled Phase II clinical trial to evaluate the safety and efficacy of Argatroban in patients with acute ischemic stroke.

     Competition in HIT. Primary competitors for Argatroban in its initial indication are Refludan(R) (lepirudin), manufactured by Aventis S.A., Orgaran(R) (danaparoid sodium), manufactured by N.V. Orgaran, a unit of Akzo Nobel, and Angiomax (R) (bivalirudin) manufactured by The Medicines Company.

     Refludan(R) (lepirudin, Aventis). This product received approval in Europe in 1997 and in the U.S. in 1998 for anticoagulation in patients with HITTS to prevent further thromboembolic (clotting) complications. Refludan(R) has been associated with the development of an adverse immune response in up to 40% of patients receiving that drug. Although the full clinical impact of development of these antibodies is unknown, we understand that the anticoagulant effects of Refludan(R) may become unpredictable in patients developing these antibodies. Based on certain information from clinical trials, we also believe Argatroban has a significantly better safety profile than Refludan(R).

     Orgaran(R) (danaparoid, Organon). This product is a low molecular weight heparinoid, a heparin-like compound extracted from pigs. The product has been approved in the U.S. for prevention of deep venous thrombosis following hip surgery. However, approximately one in ten HIT patients receiving Orgaran(R) will develop the HIT syndrome exactly as if the patient received heparin. Orgaran(R) is not approved for HIT and is used on an off-label basis only.

Angiomax(R) (bivalirudin, The Medicines Company). This product received approval in the United States in 2001 for use as an anticoagulant in patients with unstable angina undergoing percutaneous translumial coronary angioplasity
(PTCA). Angiomax(R) represents the third direct thrombin inhibitor approved in the United States. Angiomax(R) is not approved for the treatment of HIT but has data from an uncontrolled, open label trial.

     Competition in Ischemic Stroke. The only approved therapy for ischemic stroke is Activase(R) ("tPA"), which is manufactured and sold by Genentech, Inc. However, tPA is only indicated for use within three hours of the onset of an ischemic stroke event. We are evaluating Argatroban for use in ischemic stroke patients within twelve hours of the onset of an ischemic stroke event. In addition, the mechanism of action of Argatroban is different than tPA.

     Other Indications. Argatroban may be useful in other disease settings where predictable anticoagulation is desired. Argatroban may be effective in hemodialysis, particularly in patients who are problematic when given heparin.

     Competition for Argatroban in Other Indications. Competitors for Argatroban in other applications include other direct thrombin inhibitors with the same mechanism of action:

     o Revasc(R) (desirudin, Aventis/Novartis A.G.), recombinant hirudin, is approved in Europe for the prevention of deep vein thrombosis following hip surgery, but has been associated with intracranial hemorrhage and antibody production;

     o Angiomax(R) (bivalirudin, The Medicines Company) is approved for use in patients with unstable angina undergoing percutaneous translumial coronary angioplasity ("PTCA"); and

     o Melagatran (AstraZeneca plc) is in Phase III trials and is being developed as a treatment for deep vein thrombosis.

                         VASOSPASM/HYPERTENSION PROGRAM
                                    ICOS-TBC

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

     Endothelins are a family of three peptides that are believed to play a critical role in the control of blood flow. It has been determined that the multiplicity of endothelin actions on different cell types can be explained by endothelins' interactions with two distinct receptors, ET(A) and ET(B), on cell surfaces. In general, ET(A) receptors are associated with vasoconstriction, while ET(B) receptors are primarily associated with vasodilatation. There is substantial evidence that endothelins are involved in a variety of diseases where blood flow is important. These include vasospasm, congestive heart failure and certain types of hypertension.

     Current Therapies. Congestive heart failure, or CHF, and systemic hypertension are currently treated with a combination of drugs depending on the severity of the disease. CHF therapy may include diuretics to lower fluid volume, digoxin and beta-blockers to improve heart performance and angiotensin converting enzyme inhibitors (ACE inhibitors), which lower blood pressure. Even with these existing therapies, five year mortality rates for CHF are greater than 50%. Endothelin antagonists have been demonstrated to provide additional benefits to animals and patients when used with these existing therapies. In the case of hypertension, similar existing therapies are used; however, not all patients respond to currently available drugs. The only approved therapy for severe pulmonary hypertension is Flolan(R), a drug marketed by GlaxoWellcome plc, which is an intravenous form of prostacyclin. Patients must wear a continuous delivery infusion pump and the cost of therapy is quite high. No drug is currently approved for moderately ill patients with pulmonary hypertension. An oral endothelin antagonist, if successful, may provide a significant benefit to these patients.

     Partnership. During 2000, we formed a partnership with ICOS Corporation, ICOS-TBC L.P., to co-develop and commercialize endothelin antagonist compounds. The partnership is allowing us to apply additional scientific and financial resources to the research and development of our endothelin program that includes sitaxsentan and TBC3711, a second-generation endothelin antagonist compound. The partners are equally funding the cost of research and development and will share equally in the profits from this worldwide collaboration. ICOS has made an upfront payment and will make milestone payments to ICOS-TBC, which will, in turn distribute these payments to TBC, that together could be as much as $55.5 million. The partnership is currently planning a Phase IIb/III clinical trial to evaluate sitaxsentan in pulmonary hypertension and is conducting Phase I clinical trials of TBC3711 for possible use in heart failure and/or hypertension.

     Product Candidate -- TBC11251-Sitaxsentan. Our research program in the vasospasm/hypertension area is aimed at developing small molecules that inhibit the binding of ET to its cell surface receptors. Our scientists believe that specific agents for each receptor subtype may provide the best clinical utility and safety. Our initial focus has been to develop a highly potent and selective small molecule based ET(A) receptor antagonist. An antagonist, or inhibitor, blocks the effects of a ligand at its receptor. A ligand is a chemical messenger which binds to a specific site on a target molecule or cell. Our scientists have discovered a novel class of low molecular weight compounds, having a molecular weight of less than 500 daltons that antagonize ET binding to the ET(A) receptor with high potency. These compounds block ET binding at low compound concentration. We identified lead compounds, which mimicked the ability of ET to bind to the ET(A) receptor. We then used further optimization techniques to develop more potent compounds until the current series of lead candidates were identified. In addition to their ability to block ET, binding to its receptor, these compounds functionally inhibit ET action on isolated blood vessels in vitro acting as full, competitive antagonists. The lead compounds in this series have been shown to exhibit in vivo efficacy using various animal models. Pulmonary hypertension afflicts approximately 100,000 people in the U.S. annually.

     Product Candidate -- TBC3711, the second endothelin antagonist compound has been selected as the next clinical candidate. We believe TBC3711 is more selective and more potent than sitaxsentan and that a substantial market opportunity for TBC3711 exists for the treatment of CHF and hypertension.

     Clinical Trial Status. We filed an investigational new drug application, also referred to as an IND, with the FDA for sitaxsentan in late 1996. To date, three Phase IIA clinical trials have been completed, one in congestive heart failure patients, one in essential hypertension patients and one in pulmonary hypertension patients. Based on these positive results, ICOS-TBC is moving forward with a Phase IIb/III trial in pulmonary hypertension. We have initiated Phase I clinical studies with TBC3711 and anticipate pursuing either essential hypertension or heart failure initially.

     Other Indications. We believe endothelin antagonist compounds may provide therapeutic value in several other indications. Our endothelin antagonist, TBC3214, which is still undergoing preclinical development, is a potential candidate for the indication of prostate cancer.

     Competition. A number of companies including Abbott Laboratories, Knoll Pharmaceuticals, Ltd., Bristol-Meyers Squibb Company and Tanabe Seiyaku Co., Ltd., have ET(A) receptor selective antagonist compounds in Phase I/II clinical development. ET(A) receptor-selective compounds from Abbott and Knoll are in early Phase II development in indications of interest to us. We believe our compounds are competitive with those from the other companies in terms of bioavailability (how much reaches the appropriate body system), half-life (how long the drugs last in the body) and potency. Several companies have non-selective ET antagonists in development. In particular, Actelion Ltd., a biotechnology company located in Switzerland, and Genentech, Inc. are developing bosentan, a non-selective ET blocker in-licensed from Roche Holding, Ltd. for pulmonary hypertension and late stage chronic heart failure. Actelion submitted an NDA to the FDA and to the European Union for marketing authorization for Tracleer (TM) (bosentan) for the treatment of pulmonary arterial hypertension. Actelion is believed to be completing enrollment of a second Phase III trial to support the NDA filing. We believe that selective ET blockers like sitaxsentan will be preferred therapy by physicians and patients for cardiopulmonary diseases since selective ET(A) blockers are likely to block the negative effects of endothelin by blocking the ET(A) receptor while preserving the beneficial effects of endothelin by not inhibiting the ET(B) receptor. Non-selective antagonists block both the ET(A) and the ET(B) receptors. GSK's development of Enrasentan (dual acting Et) for heart failure has generated negative data. It is not known if the negative clinical data is due to a class effect, dual trial design or specific to the compound itself.

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

     German Subsidiary -- Revotar Biopharmaceuticals, AG. During 2000, we formed Revotar Biopharmaceuticals, AG ("Revotar"), a German subsidiary that is 55.2% owned by TBC. With headquarters in Berlin, German, Revotar was formed to perform research and development of novel small molecule compounds and to develop and commercialize selectin antagonists that TBC licensed to Revotar. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology for use in certain territories. Revotar also received approximately $5 million in funding from three German venture capital funds and has access to certain government scientific grants and loan program. Revotar is currently conducting toxicology studies and beginning clinical development of an inhaled formulation of TBC1269 for asthma and a topical formulation for possible use in psoriasis.

     Product Candidate -- VCAM/VLA-4 Antagonists. We have also identified antagonists for the VCAM-dependent intercellular adhesion observed in asthma, which block the ability of white blood cells to interact through VCAM and VLA-4. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. These lead compounds are being modified in an attempt to develop an orally available clinical candidate. In preclinical animal studies, our scientists have demonstrated that a small molecule VLA-4 antagonist can be effective in blocking acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. We expect to elect a clinical candidate during 2001.

     Product Candidate -- (alpha)4(beta)7 Antagonists. The integrin (alpha)4(beta)7, which is closely related to VLA-4, is present on leukocytes which locate in the gastrointestinal system. Inhibitors of (alpha)4(beta)7 may be useful in treating inflammatory conditions of the gut such as inflammatory bowel disease (estimated 300,000 U.S. patients).

     Research Collaboration with Schering-Plough -- On June 30, 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma. Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough will support research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. Total payments to TBC for both the VLA-4 and an additional program, excluding royalties, could reach $87.0 million.

     Product Candidate -- Chemokine Receptor Antagonists. Chemokines, such as MIP1(alpha) and eotaxin, are proteins which attract white blood cells to sites of inflammation. They act by binding to the cell surface receptors CCR1 and CCR3. Inhibitors of this action could be beneficial in treating inflammatory diseases such as asthma and multiple sclerosis (estimated 300,000 U.S. patients). We have identified small molecule lead inhibitors, which are being optimized prior to selecting a clinical candidate.

     Competition. TBC1269 is the only small molecule selectin antagonist in clinical development for asthma and other inflammatory conditions. Several companies have programs aimed at inhibiting chemokines, like MIP1(alpha) and eotaxin, and integrins, like (alpha)4(beta)7 and VCAM/VLA-4. We are not aware of any competing product antagonists of these classes, which are currently in clinical development.

                                APOPTOSIS PROGRAM

     Background. Over the past few years it has become evident that cells have a built-in mechanism for programmed death, termed apoptotic death, which is important in the formation, organization and remodeling of tissues during development. This mechanism contrasts with necrotic death, which is often the result of hypoxic injury to tissues. There appear to be certain conditions, however, where apoptosis appears to contribute to the progression of a disease state. In particular, much of the tissue damage which develops over time following an ischemic stroke (resulting from a blood clot) or a heart attack is thought to be the result of apoptotic death occurring in the tissue. Additionally, diseases such as rheumatoid arthritis may have components of apoptosis. In this case, the death of certain cells in a joint, in combination with over-proliferation of other cells, contributes to the local irritation that is observed. Evidence suggests this process may be stimulated by inflammatory cells in the tissue. Thus, inhibitors of apoptosis may be useful in treating a number of disease conditions.

     Current Therapies. There are currently no therapies that prevent apoptotic cell death. The current therapies for treating ischemic stroke include treatment with tPA to reopen arteries, but only if the patient arrives at the hospital within three hours of the onset of the stroke. Otherwise, symptomatic treatment is all that can be done. For acute myocardial infarction, treatments include thrombolytic therapy, angioplasty, and coronary artery bypass grafts. These procedures are useful at restoring blood flow to the heart. However, they do not address the role of apoptotic death in the growth of the necrotic area.

     Product Candidates -- Caspase Inhibitors and TNF(alpha) Antagonist. Our research in this area is focused on the identification of factors which contribute to apoptotic death in the heart and brain following a heart attack or stroke, which occur in approximately 1.5 million and approximately 450,000 patients, respectively, in the U.S. annually. One of the factors which has been identified as being important in these and other disease settings is tumor necrosis factor, or TNF(alpha). Our scientists have identified small molecule antagonists of this factor which block TNF(alpha)'s ability to bind to and kill cells in vitro. These compounds are currently undergoing additional optimization prior to selection of a clinical candidate. In addition to use in acute myocardial infarction or ischemic stroke, we estimate that there are approximately two million rheumatoid arthritis patients in the U.S. that could utilize a TNF(alpha) antagonist. Caspases are proteases which are responsible for mediating the cell death signal in various cell types. We have identified lead inhibitors of caspases which may be useful in preventing cell death following ischemic stroke or acute myocardial infarction.

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

     Product Candidate -- VEGF Antagonist. Our research program is directed toward the development of small molecule inhibitors of VEGF. VEGF is a member of the heparin binding growth factor family. Our lead compound has been shown to effectively prevent VEGF function in vitro. The compound also prevents the vascular actions of VEGF in rodent models of angiogenesis. We are currently attempting to further optimize our VEGF inhibitor to identify a clinical candidate. We estimate that approximately 700,000 diabetic retinopathy cases and approximately three million solid organ cancer patient cases occur in the U.S. annually which could utilize a VEGF antagonist in their treatment.

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

        RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSING AGREEMENTS

     We have established, and intend to continue to establish, collaborations with a number of corporations, research institutions and scientists to further our research and development objectives and expedite the commercialization of our products. These collaborations are generally conducted pursuant to agreements that:

     o    grant us a license to, or the option to license, technology; or

     o grant other companies the right to develop and market certain technology, patent rights or material that may be valuable to us and our collaborators.

     Our major licensing and collaboration agreements are summarized below:

     Mitsubishi-Tokyo Pharmaceuticals ("Mitsubishi"). We have entered into an agreement with Mitsubishi to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the agreement with Mitsubishi, we have an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. Under the Mitsubishi Agreement, we have access to an improved formulation patent granted in the U.S. in 1993 which expires in 2010 and a use patent in the U.S. which expires in 2009. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions.

     GlaxoSmithKline. In connection with our development and commercialization of Argatroban, on August 5, 1997, we entered into an agreement with GSK whereby GSK was granted an exclusive sublicense in the U.S. and Canada for the indications of Argatroban that we have licensed from Mitsubishi. GSK has paid $8.5 million in upfront license fees and $12.5 million in milestone payments and has agreed to pay up to an additional $7.5 million in additional milestone payments based on the clinical development and FDA approval of Argatroban for the acute myocardial infarction indication. At this time, GSK is not participating in the development work for the ischemic stroke indication and there are no plans to conduct additional development work in acute myocardial infarction. We are evaluating the feasibility of development of Argatroban for other indications including use in hemodialysis and PCI.

     The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as ischemic stroke) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. We will retain the rights to any indications that GSK determines it does not wish to pursue, subject to the requirement that we may not grant marketing rights to any third parties, and must use our own sales force to commercialize any such indications. Any indications that we and GSK elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and us to commercialize these indications at their election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK's right to commercialize the indication, with GSK having the first opportunity to commercialize.

     The agreement with GSK generally terminates on a country by country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country by country basis by giving us at least three months written notice that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or becomes insolvent. We agreed to pay an agent involved in the negotiation of this agreement a fee based on a percentage of all consideration we receive, including royalties, from sales of Argatroban.

     At present, Mitsubishi is the only manufacturer of Argatroban, and has entered into an agreement with GSK to supply Argatroban in bulk to meet GSK's and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the agreement provides for the nonexclusive transfer of the production technology to GSK. If GSK cannot commence manufacturing of Argatroban in a timely manner or if alternate sources of supply are unavailable or uneconomic, our results of operations would be harmed.

     In connection with the execution of our agreement with GSK, GSK purchased 176,922 shares of common stock for $1.0 million and an additional 400,000 shares of common stock for $2.0 million in connection with the secondary public offering which closed on October 1, 1997.

     ICOS-TBC L.P. On June 6, 2000, we entered into a limited partnership agreement with ICOS Corporation to form ICOS-Texas Biotechnology, L.P. The partnership was formed to develop and globally commercialize endothelin-A receptor antagonists from the TBC endothelin antagonist program. ICOS-TBC has made an upfront license fee payment and will make milestone payments to us that together could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. See Footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

     Schering-Plough. On June 30, 2000, we and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists and Schering-Plough has rights on a second integrin antagonist. In addition to funding research costs, Schering-Plough paid us an upfront license fee and will pay us development milestones and royalties on product sales resulting from the agreement. Total payments to us for both programs, excluding royalties, could reach $87.0 million. See Footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

     LG Chemical. On October 10, 1996, we signed a strategic alliance agreement with LG Chemical, Ltd ("LG Chemical") to develop and market compounds derived from our endothelin receptor and selectin antagonist programs in Korea, China, India and certain other Asian countries, excluding Japan for certain disease indications. LG Chemical has committed to pay a total of $10.7 million in research payments. In conjunction with the agreement with ICOS-TBC, we assigned one-half of the remaining payments to ICOS-TBC. LG Chemical has the right to terminate future research payments if we fail to meet certain milestones, which milestones will be established by the parties in accordance with the agreement. LG Chemical will pay us royalties, based on net sales, in those geographic areas covered by the agreement. See Footnote 7 to the Consolidated Financial Statements for a discussion of this transaction.

     Revotar Biopharmaceuticals, AG. During September 2000, we founded Revotar and transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. See Footnote 9 to the Consolidated Financial Statements for a discussion of this transaction. The primary focus of Revotar has been on the design and initiation of a Phase I trial for TBC1269 using the inhaled formulation of the drug, which is scheduled to begin in the first half of 2001. Also Dr. Gunter Rosskamp, formerly with the Industrial Investment Council of Germany and Schering AG, joined Revotar as Chief Operating Officer.

     Our operating results have fluctuated significantly during each year, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              LICENSES AND PATENTS

     Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We have 24 pending U.S. patent applications and 24 issued U.S. patents covering compounds including selectin inhibitors, endothelin antagonists and VCAM/VLA-4 antagonists. In addition, we have exclusive licenses to three patents covering rational drug design technology. We have also filed patent applications in certain foreign jurisdictions covering projects that are the subject of U.S. applications and intend to file additional patent applications as our research projects develop. We in-licensed the U.S. and Canadian rights to Argatroban in 1993, which included access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. Argatroban received FDA approval on June 30, 2000 and we have applied for a patent term extension of approximately two years for the formulation patent. Although we believe that the expiration of the Argatroban patents will not have a material adverse effect on the commercialization of Argatroban, we cannot assure you that we will be able to take advantage of the patent term extension provisions of the Waxman/Hatch Act. Moreover, even if we receive either a patent term extension or NDA exclusivity, we cannot assure you that generic pharmaceutical manufacturers will not ultimately enter the market and compete with us.

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

                              GOVERNMENT REGULATION

     The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as:

     o    warning letters;

     o    civil penalties;

     o    criminal prosecution;

     o    injunctions;

     o    product seizure;

     o    product recalls;

     o    total or partial suspension of production; and

     o FDA refusal to approve pending New Drug Application ("NDA") applications or NDA supplements to approved applications.

     The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

     o    preclinical laboratory tests, animal tests and formulation studies;

     o the submission to the FDA of an IND, which must become effective before clinical testing may commence;

     o adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication;

     o    the submission of an NDA to the FDA; and

     o FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

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

     Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population to:

     o    determine dosage tolerance and optimal dosage;

     o    identify possible adverse effects and safety risks; and

     o preliminarily support the efficacy of the drug in specific, targeted indications.

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

                                   COMPETITION

     The development and sale of new drugs for the treatment of vascular and inflammatory diseases is highly competitive and we will face intense competition from major pharmaceutical companies and biotechnology companies all over the world. Competition is likely to increase as a result of advances made in the commercial application of technologies and greater availability of funds for investment in these fields. Companies that complete clinical trials, obtain required regulatory approvals and initiate commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting talented scientists.

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

     We have established supply arrangements with third-party manufacturers for certain clinical trials and have established and will establish supply arrangements ultimately for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. Our long-range plan may involve establishing internal manufacturing of small molecule therapeutics, including the ability to formulate, fill, label, package and distribute our products. However, for the foreseeable future we plan to outsource such manufacturing. We do not anticipate developing an internal manufacturing capability for some time, nor are we able to determine which of our potential products, if any, will be appropriate for internal manufacturing. The primary factors we will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. Pursuant to our agreement with GSK, GSK entered into an agreement with Mitsubishi regarding the manufacture and supply of Argatroban, and we will not, therefore, have any direct responsibility regarding the manufacture and supply of Argatroban as it relates to the agreement with GSK.

                                    EMPLOYEES

     As of December 31, 2000, we employed 88 individuals. Of our work force, 71 employees are engaged directly in research and development activities and 17 in general and administrative positions. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that relations with our employees are good. We also maintain consulting agreements with a number of scientists at various universities and other research institutions. We intend to increase our scientific, clinical and administrative staff to approximately 120 persons during the next twelve months due to the requirements of ongoing research and clinical programs.

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

                             ADDITIONAL RISK FACTORS

     Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, in addition to other information in this Form 10-K. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf us. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of us are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Form 10-K.

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

     THERE IS UNCERTAINTY IN THE DEVELOPMENT OF OUR PRODUCTS AND IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL NOT BE PROFITABLE.

     We have just begun to market our first product, Argatroban, through our agreement with GSK. However, the royalties produced to date by Argatroban are not enough to make us profitable. To date, the majority of our resources have been dedicated to the research and development of Argatroban and other small molecule drugs for certain vascular and related inflammatory diseases. We have developed lead compounds in our vasospasm/ hypertension and vascular inflammation programs. The commercial applications of our product candidates will require further investment, research, development, preclinical and clinical testing and regulatory approvals, both foreign and domestic. We cannot assure you that we will be able to develop, produce at reasonable cost, or market successfully, any of our product candidates. Further, these product candidates may require complex delivery systems that may prevent or limit their commercial use. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban, are not expected to be commercially available for a number of years, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.

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

     We expect significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:

     o Refludan(R), which was approved by the FDA in 1997 for the treatment of HITTS; and

     o Orgaran(R), which is a low molecular weight heparinoid that has been approved for the treatment of deep vein thrombosis, but is believed to be used without an approved indication ("off-label") for the treatment of HIT.

     o Angiomax(R), is approved for use in the U.S. for use as an anticoagulant in patients with unstable angina undergoing percutaneous translumial coronary angioplasity; and

     We may also face competition for Argatroban in indications other than HIT, when and if such indications are approved by the FDA, including:

     o Revasc(R), which is used in the treatment of deep vein thrombosis following hip surgery and has received regulatory approval in Europe;

     o Angiomax(R), which is in Phase III clinical trials for acute coronary syndromes and conducting clinical trials in HIT patients; and

     o Melagatran, which is being developed as a treatment for deep vein thrombosis and is in Phase III trials.

     We cannot assure you that technological development by others will not render our products or product candidates uncompetitive or that we will be successful in establishing or maintaining technological competitiveness.

     WE ARE DEPENDENT ON GSK, MITSUBISHI AND OTHER THIRD PARTIES TO FUND, MARKET AND DEVELOP OUR PRODUCTS, INCLUDING ARGATROBAN.

     We rely on strategic relationships with our corporate partners to provide the financing, marketing and technical support and, in certain cases, the technology necessary to develop and commercialize certain of our product candidates. We have entered into an agreement with Mitsubishi to license rights and technology relating to Argatroban in the U.S. and Canada for specified therapeutic indications. Either party may terminate the Mitsubishi agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner due to the above described termination provisions, the agreement with Mitsubishi expires on the later of the termination of patent rights in a particular country or 20 years after the first commercial sale of products in a particular country.

     We also entered into an agreement with GSK in 1997 whereby we granted an exclusive sublicense to GSK relating to the continued development and commercialization of Argatroban. This agreement provides for the payment of royalties and certain milestone payments upon the completion of various regulatory filings and receipt of regulatory approvals. The agreement generally terminates on a country by country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the introduction of a substantial competitor for Argatroban by another pharmaceutical company. GSK also has the right to terminate the agreement on a country by country basis by giving us at least three months written notice based on a reasonable determination by GSK that the commercial profile of the therapeutic indication in question would not justify continued development or marketing in that country. In addition, either we or GSK may terminate our agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or becomes insolvent.

     Our participation in ICOS-TBC is a fifty percent partnership with ICOS Corporation that has the responsibility for developing endothelin antagonist compounds from our research program. Should the partners not be able to successfully conduct the research and clinical development of the compounds, we could be adversely affected. There is no guarantee that the partnership will have adequate funds to pursue its research and clinical goals or that the effort will be successful.

     LG Chemical has the right to terminate our strategic alliance if we fail to meet milestones that were established by the parties, in accordance with the agreement, on an ongoing basis. Our collaboration and license agreement with Schering-Plough contains a provision that allows for termination of the research program upon one hundred eighty days written notice to us.

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

     The risks associated with the approval process include:

     o delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product to meet a regulatory agency's requirements for safety, efficacy and quality; and

     o regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

     OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE AND COST MORE THAN WE EXPECT, WHICH MAY RESULT IN OUR DEVELOPMENT PLANS BEING SIGNIFICANTLY DELAYED.

     We will need to conduct clinical studies of all of our product candidates. These studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could cause us to expend substantial additional funds or to delay or modify our plans significantly, which would harm our business, financial condition and results of operations. The factors that could contribute to such cost, delays or modifications include:

     o the cost of conducting human clinical trials for any potential product. These costs can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the development and financial support from corporate partners; and

     o intense competition in the pharmaceutical market, which may make it difficult for us to obtain sufficient patient populations or clinician support to conduct our clinical trials as planned.

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

RISKS RELATING TO FINANCING OUR BUSINESS

     WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT BE SUCCESSFUL IN RAISING ADDITIONAL FUNDS IN THE FUTURE.

     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. We have accumulated approximately $105.6 million in net losses through December 31, 2000. Estimates of our future capital requirements will depend on many factors, including:

     o    market acceptance and commercial success of Argatroban;

     o expenses and risks associated with clinical trials to expand the indications for Argatroban;

     o    continued scientific progress in our drug discovery programs;

     o    the magnitude of these programs;

     o    progress with preclinical testing and clinical trials;

     o    the time and costs involved in obtaining regulatory approvals;

     o    the costs involved in filing, prosecuting and enforcing patent claims;

     o competing technological and market developments and changes in our existing research relationships;

     o our ability to maintain and establish additional collaborative arrangements; and

     o    effective commercialization activities and arrangements.

     Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements in the foreseeable future without considering the impact of revenues from Argatroban. Notwithstanding revenues, which may be produced through sales of potential future products if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings.

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

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS.

     We have historically experienced, and expect to continue to experience for the foreseeable future, significant fluctuations in our operating results. These fluctuations are due to a number of factors, many of which are outside of our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

     o    demand for our products;

     o    regulatory approvals for our products;

     o the timing of the introduction and market acceptance of new products by us or competing companies; and

     o    the timing and magnitude of certain research and development expenses.

RISKS RELATED TO ONGOING OPERATIONS

     WE ARE DEPENDENT ON QUALIFIED PERSONNEL.

     Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of our management and scientific staff including David B. McWilliams, our President and Chief Executive Officer, and Richard A.F. Dixon, Ph.D., our Senior Vice President, Research and Chief Scientific Officer, may impede our ability to bring products to market. In order to commercialize products, we must maintain and expand our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth in general could pose significant risks to our development and progress.

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

     WE MAY BE SUED FOR PRODUCT LIABILITY, WHICH MAY PREVENT OR INTERFERE WITH THE DEVELOPMENT OR COMMERCIALIZATION OF OUR PRODUCTS.

     Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials prior to FDA approval. Under the agreements with Mitsubishi and GSK, we maintain product liability insurance to cover claims that may arise from the sale of Argatroban. Our existing coverage will not be adequate as we further develop products and continue to sell Argatroban. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATING TO PRODUCT MANUFACTURING AND SALES

     WE HAVE NO MANUFACTURING, MARKETING OR SALES EXPERIENCE.

     We have no manufacturing, marketing or product sales experience. If we develop any additional commercially marketable products, we cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital.

     If in the future, we decide to perform sales and marketing activities ourselves, we would face a number of additional risks, including:

     o we may not be able to attract and build a significant marketing or sales force;

     o the cost of establishing a marketing or sales force may not be justifiable in light of product revenues; and

     o    our direct sales and marketing efforts may not be successful.

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

     WE ARE DEPENDENT ON A SINGLE SUPPLIER OF ARGATROBAN.

     At the present time, Mitsubishi is the only manufacturer of Argatroban in bulk form. Mitsubishi has entered into a supply agreement with GSK to supply Argatroban in bulk to meet GSK's and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply GSK with at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the supply agreement with Mitsubishi provides for the nonexclusive transfer of the production technology to GSK. However, in the event Mitsubishi terminates manufacturing Argatroban or defaults in its supply commitment, we cannot assure you that GSK will be able to commence manufacturing of Argatroban in a timely manner or that alternate sources of bulk Argatroban will be available at reasonable cost, if at all. If GSK cannot commence the manufacturing of Argatroban or alternate sources of supply are unavailable or are not available on commercially reasonable terms, it could harm our profitability. In addition, finishing and packaging has only been arranged with one manufacturing facility in the U.S.

     OUR PRODUCTS, EVEN IF APPROVED BY THE FDA OR FOREIGN REGULATORY AGENCIES, MAY NOT BE ACCEPTED BY HEALTH CARE PROVIDERS, INSURERS OR PATIENTS.

     If any of our products, including Argatroban, after receiving FDA or other foreign regulatory approval, fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for our products.

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

RISKS RELATING TO INTELLECTUAL PROPERTY

     WE MAY NOT BE ABLE TO PROTECT PROPRIETARY INFORMATION AND OBTAIN PATENT PROTECTION.

     We actively seek patent protection for our proprietary technology, both in the U.S. and in other areas of the world. However, the patent positions of pharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal, scientific and factual issues. Intellectual property is an uncertain and developing area of the law that is potentially subject to significant change. Our success will depend significantly on our ability to:

     o    obtain patents;

     o    protect trade secrets;

     o    operate without infringing upon the proprietary rights of others; and

     o    prevent others from infringing on our proprietary rights.

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

     As of December 31, 2000, substantially all of our outstanding shares of common stock were eligible for immediate sale in the public market. We also issued approximately 2.4 million freely tradable shares of common stock in January 2001 when our publicly traded warrants were exercised.

     As of December 31, 2000, we have reserved approximately 7.0 million shares of common stock for issuance under outstanding options, warrants (including the publicly traded warrants) and other contingent agreements. Approximately 6.6 million of these shares of reserved common stock are registered for sale or resale on currently effective registration statements, and substantially all of the remaining shares of reserved common stock are entitled to registration rights. The issuance of a significant number of shares of common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of common stock under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

ITEM 2 -- PROPERTIES

     We lease 37,500 square feet of office and laboratory space in Houston, Texas, including a 19,121 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development, computer modeling, administrative and marketing offices, storage space and additional offices for scientists. Our lease expires in December 2005. Additionally, we lease 658 square feet in the building for use as storage space on a monthly basis. We may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials. We are expanding our research laboratories to accommodate current requirements and are planning further expansion of facilities in the future.

ITEM 3 -- LEGAL PROCEEDINGS

     None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Our common stock is traded on the American Stock Exchange under the symbol "TXB". Our publicly traded common stock purchase warrants expired on December 31, 2000 and the last date to exercise was January 2, 2001. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock and redeemable common stock purchase warrants as reported by the consolidated transaction reporting system.

                                             COMMON STOCK       PUBLIC WARRANTS
                                           ----------------   -------------------
                                            HIGH      LOW      HIGH         LOW
                                           ------   -------   -------     -------
YEAR ENDED DECEMBER 31, 1999
  First Quarter .......................     5.125     3.625       .75      .3125
  Second Quarter ......................    4.8125      3.50      .625      .3125
  Third Quarter .......................     5.063     3.500       .75        .25
  Fourth Quarter ......................     7.937     3.687      2.00       .375
YEAR ENDED DECEMBER 31, 2000
  First Quarter .......................     23.75     6.375     15.00      1.500
  Second Quarter ......................    19.875      8.75    11.375       2.25
  Third Quarter .......................     19.50    13.875     11.00       6.00
  Fourth Quarter ......................     17.39      7.80      8.58        .01
YEAR ENDED DECEMBER 31, 2001
  First Quarter (through March 15) ....     10.90      5.30          (1)        (1)

     As of March 15, 2001 there were approximately 460 holders of record of our common stock and approximately 18,500 beneficial owners.

     (1) The last day of trading of the public warrant on the American Stock Exchange was December 29, 2000 and the last date to exercise the warrant was January 2, 2001.

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

                     RECENT SALES OF UNREGISTERED SECURITIES

     In November 2000, we issued an aggregate of 140,698 shares of common stock to certain individuals pursuant to the exercise of outstanding warrants for an aggregate purchase price of $507,874. In December 2000, we issued 2000 shares of common stock to a consultant as payment for services and recorded a non-cash expense of $15,801. The issuance of common stock was exempt from registration under Section 4 (2) of the Securities Act of 1933 as amended. The warrants and the common stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6 -- SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The selected financial data set forth below for each of the years in the five-year period ended December 31, 2000 are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our 2000, 1999 and 1998 financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                      2000        1999        1998        1997        1996
                                                    --------    --------    --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues ........................................   $ 15,692    $  2,083    $  2,252    $ 16,908    $  5,406
Expenses:
  Research and development ......................     13,011      12,793      14,123      16,833      22,252
  Charge for purchase of in-process research
     and development ............................         --          --         134       1,075          --
  Amortization expense ..........................         52          --          --          --          --
  General and administrative ....................      7,001       5,799       4,597       5,760       4,068
  Equity in loss of affiliate ...................      3,488          --          --          --          --
  Restructuring and impairment of intangible
     assets .....................................         --          --          --          --         421
                                                    --------    --------    --------    --------    --------
          Total expenses ........................     23,552      18,592      18,854      23,668      26,741
                                                    --------    --------    --------    --------    --------
Operating loss ..................................      7,860     (16,509)    (16,602)     (6,760)    (21,335)
                                                    --------    --------    --------    --------    --------
  Investment income, net ........................      4,362       1,212       2,088       1,123         898
  Other .........................................         --          --          --           2          --
                                                    --------    --------    --------    --------    --------
Net loss before minority interest ...............     (3,498)    (15,297)    (14,514)     (5,635)    (20,437)
Minority interest in loss of Revotar ............        209          --          --          --          --
                                                    --------    --------    --------    --------    --------
Net loss before cumulative effect of
   change in accounting principle ...............     (3,289)    (15,297)    (14,514)     (5,635)    (20,437)
Cumulative effect of change in
   accounting principle .........................     (2,366)         --          --          --          --
                                                    --------    --------    --------    --------    --------
Net loss ........................................     (5,655)    (15,297)    (14,514)     (5,635)    (20,437)
  Preferred dividend requirement ................         --          --          (2)      1,153          --
                                                    --------    --------    --------    --------    --------
Net loss applicable to common shares ............   $ (5,655)   $(15,297)   $(14,516)   $ (6,788)   $(20,437)
                                                    ========    ========    ========    ========    ========
Net loss per share basic and diluted ............   $  (0.14)   $  (0.45)   $  (0.43)   $  (0.24)   $  (0.87)
                                                    ========    ========    ========    ========    ========
Weighted average common shares used to
  compute basic and diluted net loss per
  share .........................................     39,149      34,226      33,930      27,746      23,616
                                                    ========    ========    ========    ========    ========

                                                                            DECEMBER 31,
                                                    --------------------------------------------------------
                                                      2000        1999        1998        1997        1996
                                                    --------    --------    --------    --------    --------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short and
  long-term investments .........................   $ 92,533    $ 15,170    $ 30,376    $ 43,707    $ 13,390
Working capital .................................     85,041      14,477      27,907      42,815      10,110
Total assets ....................................     98,968      20,805      36,106      48,798      18,180
Shareholders' equity ............................     84,027      18,590      33,236      46,167      13,627

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K.

     Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $105.6 million from the date of our inception to December 31, 2000. We have primarily financed our operations to date through:

     o private placements of common stock, which raised an aggregate of $34.3 million in net proceeds;

     o our initial public offering, which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994;

     o a private placement of 5% preferred stock on March 14, 1997, which raised approximately $6.0 million in net proceeds, and;

     o subsequent public offerings, one of which closed during October 1997 and raised approximately $26.7 million and one of which closed during April 2000 and raised approximately $65.2 million in net proceeds; and

     o exercise of public warrants for an aggregate of approximately $21.6 million in net proceeds through January 2, 2001.

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

     During October 1996, we signed a research and common stock purchase agreement with LG Chemical. LG Chemical purchased 1,250,000 shares of our common stock for $5.0 million and committed to pay us up to $10.7 million over a five year period to develop two compounds in clinical development. Of this amount, $8.1 million has been paid and $1.3 million will be paid on June 30 and December 31, 2001. We assigned one-half of the remaining research payments to ICOS-TBC in conjunction with the ICOS-TBC agreement

     In August 1997, we entered into an agreement with GSK whereby we granted GSK the exclusive right to work with us in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. Upon execution of the agreement, GSK paid an $8.5 million license fee, a $5.0 million milestone payment in October 1997, a $7.5 million milestone payment in June 2000 and has also committed to pay up to a total of $7.5 million in additional milestone payments based on the clinical development and FDA approval of Argatroban for the indications of HIT and acute myocardial infarction. Future milestone payments for the acute myocardial infarction indication are subject to GSK's agreement to market Argatroban for the acute myocardial infarction indication. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. We are currently conducting a clinical trial for the use of evaluating the feasibility of developing Argatroban for ischemic stroke and considering evaluating other indications. In connection with the agreement, GSK purchased 176,922 shares of our common stock for $1.0 million and an additional 400,000 shares of our common stock for $2.0 million in conjunction with our public offering, which closed during October 1997.

     On June 6, 2000, we and ICOS entered into the ICOS-TBC limited partnership agreement. The partnership will seek to develop and globally commercialize ET(A) receptor antagonists. As a result of our contribution of technology, ICOS-TBC paid a license fee to us in June 2000, and will make additional milestone payments to us that together could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. See footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

     On June 30, 2000, we and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. In addition to research costs, Schering-Plough paid an upfront license fee and is committed to make future milestone payments and royalty payments on product sales resulting from the agreement. Total payments to us for the programs included in the agreement, excluding royalties, could be as much as $87 million. See footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

     In September 2000, we founded Revotar Biopharmaceuticals, AG, a German corporation, and transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. See Footnote 9 to the Consolidated Financial Statements for a discussion of this transaction.

     Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

                              RESULTS OF OPERATIONS

     Revenues were $15.7 million, $2.1 million and $2.3 million during 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, revenues included $15.5 million, $2.0 million and $2.3 million respectively from research agreements, commercialization agreements and collaborations with various other companies. In mid-November, 2000, GSK began the sale of Argatroban, for which the Company received royalties of $234,000, net of commissions. Because the FDA first approved Argatroban in June 2000, there were no comparable sales or royalties in the prior years.

     The Company implemented on October 1, 2000, effective January 1, 2001, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999. Pursuant to the requirements of SAB101, receipts of license fees and milestone payments, which in prior years had been recognized upon receipt, are now recognized as revenues over the developmental period. As a result of the adoption of SAB101, revenues in the year 2000 were reported under a different basis of accounting than the prior two years, and are not directly comparable. The adoption of SAB101 in the year 2000 resulted in a decrease in revenues of $2,872,000 due to the amortization of license fees and milestones received in 2000 into future periods, partially offset by the cumulative effect of a change in accounting principle of $2,366,000 for upfront license fees and milestone payments, received in 1997, and now amortized over the developmental period, which ended June 30, 2000. For further discussion of SAB101 see Footnote 1 to the Consolidated Financial Statements, included herein.

     In addition to the research payments from LG Chemical, which are included in the three years presented, Research agreement revenue in year 2000 includes research payments from Schering-Plough pursuant to the agreement discussed above. Collaborative research and development from related party of $1,123,035 in year 2000 is comprised of payments received from ICOS-TBC pursuant to the limited partnership agreement, discussed above. License fee and milestone income in year 2000 of $10,445,938 is comprised of a portion of license fees received from ICOS-TBC and Schering-Plough, pursuant to the agreements discussed above, the cumulative effect of a change in accounting principle of $2,366,000 for upfront license fees and milestone payments received from SmithKline in 1997, discussed above, and a milestone payment from SmithKline in July 2000, upon approval by the FDA for the marketing of Argatroban in the U.S. for the indication of HIT. See Footnotes 7 and 8 to the Consolidated Financial Statements, included herein.

     Research and development expenses increased approximately 2% to $13.0 million in 2000, as compared to $12.8 million in 1999. The increase is due to the research and development activities of Revotar, which are included in the consolidated results of year 2000, partially offset by general reductions in research and development costs resulting from the collaborative efforts begun in 2000 with ICOS-TBC. Research and development expenses decreased 9% from $14.1 million in 1998 to $12.8 million in 1999. The decrease from 1998 to 1999 was due primarily to the completion of certain Phase II clinical trials related to sitaxsentan (TBC11251) and the selectin antagonist programs net of expenses incurred during 1998 for the NDA submission for Argatroban.

     A non-cash charge for the purchase of in-process research and development in 1998 of $0.1 million was the result of common stock issued under a research collaboration agreement signed in 1998.

     In June 2000, we issued 71,429 shares of Common Stock to Genentech as a final payment on a license agreement. Previously, issuances under the agreement were charged to in-process research and development expense. This payment was required due to the approval of Argatroban and therefore the value of $966,000 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in 2000 was approximately $53,000 and will be approximately $106,000 annually in future periods.

     General and administrative expenses increased approximately 21%, to $7.0 million in 2000 as compared with $5.8 million in 1999. The increase is primarily the result of higher employment expenses and costs associated with the recruiting of additional senior staff, the addition of Revotar in 2000, and costs associated with the management of the Company's collaborative efforts, partially offset by reduced patent legal expenses related to endothelin, which are now the responsibility of ICOS-TBC. General and administrative expenses also increased approximately 26% from $4.6 million in 1998 to $5.8 million in 1999. The increase in 1999 over 1998 was due primarily to approximately $187,500 accrued for settlement of a lawsuit, increased patent legal fees and increased consulting fees related to Argatroban incurred in 1999.

     Rent and related building service expense, which is a component of both research and development and general and administrative expenses, was approximately $1.1 million, $1.0 million and $1.0 million in the years ended December 31, 2000, 1999 and 1998, respectively. The approximate $100,000 increase in 2000 as compared with 1999 was due to the added cost of additional space leased in late 1999. The increase of approximately $69,000 in 1999 from 1998 was due primarily to an increase in leased space during 1999.

     The Company's proportionate share in losses incurred by ICOS-TBC in 2000 was $3.5 million. There were no comparable amounts in the years 1998 and 1999, as ICOS-TBC was formed in June 2000.

     Investment income in 2000 of $4.4 million increased $3.2 million from 1999, primarily as a result of the increase in funds available for investment in 2000, resulting from the license fees and milestone payments received in 2000, and proceeds of the sale of common stock in a public offering in April 2000, all as discussed above. Investment income in 1998 was higher than 1999 due to the investment of funds received in conjunction with the agreement with SmithKline and a secondary public offering of common stock competed in October 1997, discussed above.

     The interest of the minority shareholders of Revotar, who collectively hold approximately 45% of the Revotar common stock, in Revotar's loss was $209,000 for the year 2000, reducing the Company's consolidated net loss.

     As discussed above, the Company implemented SAB101 on October 1, 2000, effective January 1, 2000. The adoption of SAB101 resulted in a cumulative increase in the Company's losses for the years 1997 through 1999 of $2.4 million resulting from the amortization of license fees and milestone payments, received in 1997, through the development period, which ended June 30, 2000, reported in the year 2000 as cumulative effect of change in accounting principle. Revenues in year 2000 include the $2.4 million deferred from 1997, as discussed above. See Note 1 to the Consolidated Financial Statements, included herein.

     We incurred net losses applicable to common shares of $5.7 million, $15.3 million and $14.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net loss of $5.7 million in year 2000 includes the $2.4 million non-cash cumulative effect of the change in accounting principle, discussed above. The reduction in the Company's net loss in 2000, as compared with 1999, is due to the increased revenues and investment income, partially offset by increased expenses in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

     We have financed our research and development activities to date principally through:

     o our initial public offering and subsequent public offerings of our common stock;

     o    private placements of our common and preferred stock;

     o issuances of common stock in conjunction with acquisitions, research and collaboration agreements and upon exercises of stock options and warrants including our publicly traded warrants;

     o milestone and research payments received in conjunction with research and collaborative agreements; and

     o    investment income, net of interest expense.

     At December 31, 2000 we had cash, cash equivalents and short-term and long-term investments of $92.5 million including the cash of Revotar. On January 2, 2001, approximately 2.4 million public warrants were exercised which provided us with approximately $20.1 million in additional cash.

     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase during 2001 and subsequent years because:

     o We will incur significant expenses in conjunction with the ICOS-TBC partnership for endothelin antagonists and clinical trial costs for sitaxsentan and TBC1269 compounds and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:

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

     o Our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed.

     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. We have accumulated approximately $105.6 million in net losses through December 31, 2000. Estimates of our future capital requirements will depend on many factors, including:

     o    market acceptance and commercial success of Argatroban;

     o expenses and risks associated with clinical trials to expand the indications for Argatroban;

     o    continued scientific progress in our drug discovery programs;

     o    the magnitude of these programs;

     o    progress with preclinical testing and clinical trials;

     o    the time and costs involved in obtaining regulatory approvals;

     o    the costs involved in filing, prosecuting and enforcing patent claims;

     o competing technological and market developments and changes in our existing research relationships;

     o our ability to maintain and establish additional collaborative arrangements; and

     o    effective commercialization activities and arrangements.

     Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements in the foreseeable future without considering the impact of revenues from Argatroban. Notwithstanding revenues, which may be produced through sales of potential future products if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings.

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

     Our ability to raise additional funding is contingent upon a number of factors which include:

     o the market acceptance and commercial success of Argatroban and expanded use of Argatroban for other indications;

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

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     FOREIGN CURRENCY EXCHANGE RISK

     We are exposed to market risk primarily from changes in foreign currency exchange rates. The following describes the nature of this risk that is not believed to be material to us.

     We have a majority-owned subsidiary in Berlin, Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. We had an intercompany receivable from our Berlin subsidiary at December 31, 2000; however this amount is denominated in U.S. dollars and is not exposed to exchange risk. We have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, the currencies of these countries have not fluctuated materially. At this time, we have not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements we are required to include in this Item 8 are set forth in Item 14 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers and their respective ages and positions as of December 31, 1999, are as follows:

      NAME                                                  AGE                    POSITION
      ----                                                  ---                    --------
     John M. Pietruski(1)(2).........................       68     Chairman of the Board of Directors

     David B. McWilliams(1)..........................       57     President, Chief Executive Officer and
                                                                   Director

     Richard A. F. Dixon, Ph.D.(1)...................       47     Senior Vice President, Research and Chief
                                                                   Scientific Officer and Director

     Stephen L. Mueller..............................       53     Vice President, Finance and
                                                                   Administration, Secretary and Treasurer

     Pamela M. Murphy................................       50     Vice President, Corporate
                                                                   Communications

     Joseph M. Welch.................................       60     Vice President, Business Development

     James T. Willerson, M.D.(1)(3)..................       61     Chairman of the Scientific Advisory
                                                                   Board and Director

     Ron J. Anderson, M.D.(3)........................       54     Director

     Frank C. Carlucci(2)............................       70     Director

     Robert J. Cruikshank(3).........................       70     Director

     Suzanne Oparil, M.D.(3).........................       59     Director

     James A. Thomson, Ph.D.(2)......................       56     Director


- ----------

(1) Member, Executive Committee of the Board of Directors

(2) Member, Compensation and Personnel Committee of the Board of Directors

(3) Member, Audit Committee of the Board of Directors

     The additional information requested by this item will be contained on the Company's definitive Proxy Statement ("Proxy Statement") for its 2001 Annual Meeting of Stockholders to be held on May 30, 2001 and is incorporated by reference from the sections titled "Election of Directors" and "Other Information -- Executive Officers and -- Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information requested by this item is incorporated by reference from the section titled "Other Information -- Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information requested by this item is incorporated by reference from the section titled "Other Information -- Principal Stockholders" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information requested by this item is incorporated by reference from the sections titled "Other Information -- Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the Consolidated Financial Statements, the reports thereon, and the notes thereto commencing at Page F-1 of this Annual Report on Form 10-K. Set forth below is an index to such Financial Statements .

                                                                          PAGE
                                                                          ----
        Independent Auditors' Report...................................... F-1

        Consolidated Balance Sheets....................................... F-2

        Consolidated Statements of Operations and Comprehensive Loss...... F-3

        Consolidated Statements of Stockholders' Equity................... F-4

        Consolidated Statements of Cash Flows............................. F-6

        Notes to Consolidated Financial Statements........................ F-7


      2. INDEX TO EXHIBITS

     Information with respect to this Item is contained in the attached Index to Exhibits.

     The Company will furnish a copy of any one or more of these exhibits to a shareholder who so requests upon receipt of payment for the costs of duplication and mailing the requested item.

(b) REPORTS ON FORM 8-K

     One report on Form 8-K dated December 16, 2000 was filed during the quarter ended December 31, 2000, regarding the expiration date and last date to exercise the Company's redeemable common stock purchase warrants.

     Three reports on Form 8-K were filed after December 31, 2000 but prior to the filing of this Form 10-K. A report on Form 8-K dated January 2, 2001 was filed regarding the number of publicly traded common stock purchase warrants that were exercised in total and the amount of proceeds received. A report on Form 8-K dated February 27, 2001 was filed regarding year end financial results for the year 2000 and a summary of major year 2000 achievements. A report on Form 8-K dated March 14, 2001 was filed regarding the commencement of enrollment of a Phase II clinical trial to evaluate the use of Argatroban in ischemic stroke.

     All schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 2nd day of April, 2001.


                                        TEXAS BIOTECHNOLOGY CORPORATION

                                        By: /s/ STEPHEN L. MUELLER
                                            -------------------------------
                                                Stephen L. Mueller
                                     Vice President, Finance and Administration,
                                              Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities indicated on the 2nd day of April, 2001.

         SIGNATURE                                    TITLE

  /s/ JOHN M. PIETRUSKI                Chairman of the Board of Directors
- ----------------------------------
      John M. Pietruski

 /s/ DAVID B. MCWILLIAMS               Director, President and Chief Executive
- ----------------------------------        Officer (Principal Executive Officer)
     David B. McWilliams

 /s/ RICHARD A.F. DIXON                Director and Senior Vice President, Research and
- ----------------------------------        Chief Scientific Officer
  Richard A.F. Dixon, Ph.D.

 /s/ STEPHEN L. MUELLER                Vice President, Finance and Administration,
- ----------------------------------        Secretary and Treasurer (Principal Financial
     Stephen L. Mueller                   and Accounting Officer)


   /s/ RON J. ANDERSON                 Director
- ----------------------------------
    Ron J. Anderson, M.D.

  /s/ FRANK C. CARLUCCI                Director
- ----------------------------------
      Frank C. Carlucci

/s/ ROBERT J. CRUIKSHANK               Director
- ----------------------------------
    Robert J. Cruikshank

/s/ SUZANNE OPARIL, M.D.               Director
- ----------------------------------
    Suzanne Oparil, M.D.

  /s/ JAMES A. THOMSON                 Director
- ----------------------------------
   James A. Thomson, Ph.D.

 /s/ JAMES T. WILLERSON                Director
- ----------------------------------
  James T. Willerson, M.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Biotechnology Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Biotechnology Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Biotechnology Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                     KPMG LLP

Houston, Texas
February 26, 2001

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                       DECEMBER 31,
                                                                                   ------------------------------
                                                                                        2000            1999
                                                                                   -------------    -------------
Current assets:
  Cash and cash equivalents ....................................................   $  48,469,646    $   2,804,270
  Short-term investments .......................................................      39,067,999       11,366,066
  Accounts receivable ..........................................................         237,411               --
  Other current receivables ....................................................         626,109        1,067,738
  Receivable from related party under collaborative arrangement ................         882,157               --
  Prepaid expenses .............................................................       1,349,264        1,453,090
                                                                                   -------------    -------------
          Total current assets .................................................      90,632,586       16,691,164
Long-term investments ..........................................................       4,995,000        1,000,000
Equipment and leasehold improvements, net ......................................       2,367,965        2,998,431
Intangible and other assets ....................................................         972,869          115,096
                                                                                   -------------    -------------
          Total assets .........................................................   $  98,968,420    $  20,804,691
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................   $     942,013    $     556,664
  Accounts expenses ............................................................       3,620,517        1,657,706
  Deferred revenue .............................................................       1,029,176               --
                                                                                   -------------    -------------
          Total current liabilities ............................................       5,591,706        2,214,370
Liability to related party .....................................................       1,376,303               --
Deferred revenue from related party ............................................       1,209,302               --
Deferred revenue from unrelated parties ........................................       2,181,816               --
Other deferred credit ..........................................................       2,620,010               --
Minority interest in Revotar ...................................................       1,962,273               --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.005 per share. At December 31, 2000,
     5,000,000 shares authorized; none outstanding.  At December 31,
     1999, 5,000,000 shares authorized; none outstanding .......................              --               --
  Common stock, par value $.005 per share. At December 31,
     2000, 75,000,000 shares authorized; 41,203,197 shares
     issued and outstanding. At December 31, 1999,
     75,000,000 shares authorized; 34,392,909 shares issued and outstanding ....         206,016          171,964
  Additional paid-in capital ...................................................     189,390,790      118,317,599
  Other comprehensive loss .....................................................         (15,341)              --
  Accumulated deficit ..........................................................    (105,554,455)     (99,899,242)
                                                                                   -------------    -------------
          Total stockholders' equity ...........................................      84,027,010       18,590,321
                                                                                   -------------    -------------
          Total liabilities and stockholders' equity ...........................   $  98,968,420    $  20,804,691
                                                                                   =============    =============


          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
Revenues:
  Research agreements .....................................   $  3,889,596    $  2,082,924    $  2,251,681
  Collaborative research and development from
        related party .....................................      1,123,035              --              --
  License fee and milestone income ........................     10,445,938              --              --
  Royalty income, net .....................................        233,850              --              --
                                                              ------------    ------------    ------------
          Total revenues ..................................     15,692,419       2,082,924       2,251,681
                                                              ------------    ------------    ------------
Expenses:
  Research and development ................................     13,011,374      12,793,282      14,122,671
  Charge for purchase of in-process research and
     development ..........................................             --              --         133,875
  Amortization expense
                                                                    52,692              --              --
  General and administrative ..............................      7,001,254       5,798,966       4,597,014
  Equity in loss of affiliate .............................      3,487,500              --              --
                                                              ------------    ------------    ------------
          Total expenses ..................................     23,552,820      18,592,248      18,853,560
                                                              ------------    ------------    ------------
          Operating loss ..................................     (7,860,401)    (16,509,324)    (16,601,879)
  Investment income, net ..................................      4,362,262       1,211,981       2,087,707
                                                              ------------    ------------    ------------
          Net loss before minority interest ...............     (3,498,139)    (15,297,343)    (14,514,172)
  Minority interest in loss of Revotar ....................        209,160              --              --
                                                              ------------    ------------    ------------
          Net loss before cumulative effect of
              change in accounting principle ..............     (3,288,979)    (15,297,343)    (14,514,172)
  Cumulative effect of change in accounting principle .....     (2,366,234)             --              --
                                                              ------------    ------------    ------------
          Net loss ........................................     (5,655,213)    (15,297,343)    (14,514,172)
Preferred dividend requirement ............................             --              --          (1,690)
                                                              ------------    ------------    ------------
          Net loss applicable to common shares ............   $ (5,655,213)   $(15,297,343)   $(14,515,862)
                                                              ============    ============    ============
Other comprehensive loss:
  Unrealized loss on investment in securities .............   $    (10,330)   $         --    $         --
  Foreign currency translation adjustments ................         (5,011)             --              --
                                                              ------------    ------------    ------------
          Total other comprehensive loss ..................        (15,341)             --              --
          Comprehensive loss ..............................   $ (5,670,554)   $(15,297,343)   $(14,515,862)
                                                              ============    ============    ============
Net loss per share basic and diluted ......................   $      (0.14)   $      (0.45)   $      (0.43)
                                                              ============    ============    ============
  Weighted average common shares used to compute basic
     and diluted net loss per share .......................     39,149,882      34,226,224      33,930,276
                                                              ============    ============    ============


          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                           PREFERRED STOCK       COMMON STOCK
                                           ---------------    --------------------    ADDITIONAL                        TOTAL
                                           SHARES              SHARES                  PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                           ISSUED   AMOUNT     ISSUED      AMOUNT       CAPITAL        DEFICIT          EQUITY
                                           ------   ------    ----------  --------   ------------   -------------    -------------
Balance at January 1, 1998 ...............    300   $    2    33,585,919  $167,929   $116,085,172   $ (70,086,037)   $  46,167,066
Issuance of common stock for
  stock option exercises .................     --       --       127,947       640        322,141              --          322,781
Issuance of common stock for
  warrant exercises ......................     --       --       304,850     1,524      1,091,335              --        1,092,859
Issuance of common stock in
  lieu of board fees .....................     --       --         4,506        23         21,876              --           21,899
Conversion of preferred stock
  into common shares .....................   (300)      (2)       64,795       324         13,280              --           13,602
Issuance of common stock to Hedral
  Therapeutics, Inc. pursuant to
   contract ..............................     --       --        40,000       200        133,675              --          133,875
Net loss .................................     --       --            --        --             --     (14,514,172)     (14,514,172)
Preferred dividends ......................     --       --            --        --             --          (1,690)          (1,690)
                                            -----    -----    ----------  --------   ------------   -------------    -------------
  Balance at December 31, 1998 ...........     --    $  --    34,128,017  $170,640   $117,667,479   $ (84,601,899)   $  33,236,220

Issuance of common stock for
  stock option exercises .................     --       --       257,720     1,289        514,541              --          515,830
Issuance of common stock for
  warrant exercises ......................     --       --         1,400         7         11,809              --           11,816
Issuance of common stock in
  lieu of board fees .....................     --       --         5,772        28         23,877              --           23,905
Compensation expense related to
  stock options ..........................     --       --            --        --         99,893              --           99,893
Net loss .................................     --       --            --        --             --     (15,297,343)     (15,297,343)
                                            -----    -----    ----------  --------   ------------   -------------    -------------
  Balance at December 31, 1999 ...........     --    $  --    34,392,909  $171,964   $118,317,599   $ (99,899,242)   $  18,590,321


                                   (Continued)

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                           PREFERRED STOCK       COMMON STOCK
                                           ---------------    --------------------    ADDITIONAL        OTHER
                                           SHARES              SHARES                  PAID-IN      COMPREHENSIVE     ACCUMULATED
                                           ISSUED   AMOUNT     ISSUED      AMOUNT       CAPITAL         CAPITAL          DEFICIT
                                           ------   ------    ----------  --------   ------------   -------------    -------------
Balance at December 31, 1999 .............     --    $  --    34,392,909  $171,964   $118,317,599   $          --    $ (99,899,242)

Issuance of common stock in
   public offering .......................     --       --     5,584,591    27,923     65,205,984              --               --

Issuance of common stock for
  stock option exercises .................     --       --       618,904     3,095      2,318,788              --               --
Issuance of common stock for
  warrant exercises ......................     --       --       531,128     2,656      2,537,112              --               --
Issuance of common stock in
  lieu of board fees .....................     --       --         2,236        11         29,903              --               --
Issuance of common stock in
  payment for consulting services ........     --       --         2,000        10         15,791              --               --
Issuance of common stock in
  payment for research and development ...     --       --        71,429       357        965,613              --               --
Net loss .................................     --       --            --        --             --              --       (5,655,213)
Change in other comprehensive loss .......     --       --            --        --             --         (15,341)              --
                                            -----    -----    ----------  --------   ------------   -------------    -------------
Balance at December 31, 2000 .............     --    $  --    41,203,197  $206,016   $189,390,790   $     (15,341)   $(105,554,455)
                                            =====    =====    ==========  ========   ============   =============    =============
                                               TOTAL
                                           STOCKHOLDERS'
                                               EQUITY
                                           -------------
Balance at December 31, 1999 ............. $  18,590,321

Issuance of common stock in
   public offering .......................    65,233,907

Issuance of common stock for
  stock option exercises .................     2,321,883
Issuance of common stock for
  warrant exercises ......................     2,539,768
Issuance of common stock in
  lieu of board fees .....................        29,914
Issuance of common stock in
  payment for consulting services ........        15,801
Issuance of common stock in
  payment for research and development ...       965,970
Net loss .................................    (5,655,213)
Change in other comprehensive loss .......       (15,341)
                                           -------------
Balance at December 31, 2000 ............. $  84,027,010
                                           =============


          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                           2000             1999             1998
                                                                      -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................   $  (5,655,213)   $ (15,297,343)   $ (14,514,172)
  Adjustments to reconcile net loss to net cash
     provided by (used in) in operating activities:
     Depreciation and amortization ................................         998,628          890,822          806,251
     Equity in loss of affiliate ..................................      (3,487,500)              --               --
     Minority interest in loss of Revotar .........................        (209,160)              --               --
     Charge for purchase of in-process research and
       development ................................................              --               --          133,875
     Expenses paid with stock .....................................          45,715           23,905           21,899
     Compensation expense related to stock options ................              --           99,893               --
     Preferred dividends payable not included in net loss .........              --               --           11,912
     Loss on disposition of fixed assets ..........................           8,241              227           11,620
  Change in operating assets and liabilities:
     (Increase) in accounts receivable ............................        (237,411)              --               --
     (Increase) decrease in prepaid expenses ......................         103,826         (489,500)        (410,005)
     (Increase) decrease in other current receivables .............         441,629          359,221         (251,679)
     (Increase) decrease in receivable from related
        party under collaborative agreement .......................        (882,157)          10,400               --
     (Increase) decrease in other assets ..........................          55,505          (55,505)              --
     Increase (decrease) in accounts payable and
        accrued expenses ..........................................       2,348,160         (655,390)         238,544
     Increase in liability to related party .......................       4,863,803               --               --
     Increase in deferred revenue from unrelated parties ..........       2,727,273               --               --
     Increase in deferred revenue from related party ..............       1,693,021               --               --
                                                                      -------------    -------------    -------------

          Net cash provided by (used in) operating activities .....       2,814,360      (15,113,270)     (13,951,755)
                                                                      -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
     improvements .................................................        (323,711)        (620,773)        (798,247)
  Proceeds from disposition of equipment and
     leasehold improvements .......................................              --              731            3,000
  Purchase of investments .........................................    (104,142,593)     (17,184,214)     (54,391,953)
  Maturity of investments .........................................      72,995,633       30,826,040       57,455,360
  Decrease (increase) in interest receivable included
     in short-term and long-term investments ......................        (565,314)         191,199          121,293
                                                                      -------------    -------------    -------------
          Net cash provided by (used in) investing activities .....     (32,035,985)      13,212,983        2,389,453
                                                                      -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from minority interest in consolidated subsidiary ....       4,791,443               --               --
 Proceeds from sale of common stock, net ..........................      65,233,907               --               --
 Proceeds from issuance of common stock and option
     and warrant exercises, net ...................................       4,861,651          527,646        1,415,640
                                                                      -------------    -------------    -------------
          Net cash provided by financing activities ...............      74,887,001          527,646        1,415,640
                                                                      -------------    -------------    -------------
          Net increase (decrease) in cash and cash equivalents ....      45,665,376       (1,372,641)     (10,146,662)

Cash and cash equivalents at beginning of year ....................       2,804,270        4,176,911       14,323,573
                                                                      -------------    -------------    -------------
Cash and cash equivalents at end of year ..........................   $  48,469,646    $   2,804,270    $   4,176,911
                                                                      =============    =============    =============
Supplemental schedule of noncash financing
  activities: Issuance of Common Stock for research
  and development, license fee and services .......................   $   1,011,685    $      23,905    $     155,774
                                                                      =============    =============    =============

     See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   (a) Organization

     Texas Biotechnology Corporation (the "Company" or "TBC"), a Delaware Corporation, is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, TBC, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS are both 50% owners in ICOS-TBC. During the third quarter of 2000, TBC formed Revotar Biopharmaceuticals AG ("Revotar"), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize TBC's selectin antagonists. The Company retained a majority interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product, for which it receives royalty income, Argatroban, began during November 2000.

   (b) Basis of Consolidation

     The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, IPI and TBC-ET, Inc., and its majority controlled subsidiary, Revotar. All material intercompany balances and transactions have been eliminated.

   (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At December 31, 2000, approximately $993,550 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At December 31, 2000, the Company's short-term investments consisted of approximately $5,000,000 in government agency discount bonds and $30,957,000 in corporate commercial paper and loan participations. Long-term investments consist of approximately $4,995,000 in government agency discount bonds with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

  (e) Investment in ICOS-TBC

     ICOS-TBC is accounted for using the equity method. Accordingly, the investment is recorded at cost, adjusted for the Company's share of income or loss of the entity and amortization of revenues for upfront and milestone payments. See Note 8 below.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

   (f) Research and Development Costs

     All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the years ended December 31, 2000, 1999 and 1998, totaled approximately $8,010,000, $6,781,000 and $6,286,000, respectively, of which approximately $5,474,000, $5,129,000 and $4,725,000, respectively, was charged to research and development. Payments related to the acquisition of in-process research and development are expensed as incurred.

   (g) Net Loss Per Common Share

     Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding during the period. For the years 2000, 1999 and 1998, there were no potential common shares used in the calculation of weighted average common shares outstanding. For the years ended December 31, 2000, 1999 and 1998, the weighted average common shares used to compute basic net loss per common share totaled 39,149,882, 34,226,224 and 33,930,276, respectively. Securities convertible into Common Stock comprised of stock options and warrants totaling 5,924,687, 7,985,191 and 7,989,266 shares at December 31, 2000, 1999 and 1998 respectively, were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

   (h) Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform with the December 31, 2000 presentation with no effect on net loss previously reported.

   (i) Revenue Recognition

   Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee. As a result of the Company's adoption at October 1, 2000, effective January 1, 2000, of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999, the Company defers the recognition of milestone payments related to contractual agreements which are still in the developmental stage. Such deferred revenues are amortized into income over the estimated remaining developmental period. Milestone payments received under contractual agreements which have completed the developmental stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company's intellectual property are similarly deferred, and amortized into income over the estimated developmental period of the licensed item or items. Revenue from grants is recognized as earned under the terms of the related grant agreements. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

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

   (l) Intangible Assets

Intangible assets consist of purchased technologies and are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for the year ended December 31, 2000 was $52,692. Amortization of

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES purchased technologies is included in amortization expense in the consolidated statements of operations and comprehensive loss. As circumstances dictate, the Company evaluates the recoverability of its intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

    (m) New Accounting Pronouncements

     In December 1999, the SEC issued SAB101 Revenue Recognition in Financial Statements. SAB101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB101 in the fourth quarter of the year ended December 31, 2000. The adoption of SAB101 resulted in the deferral of revenues of $2,872,000, comprised of license fees and milestone payment received in the year ended December 31, 2000, which previously would have been recognized when received. The effect on revenues in the current year was partially offset by the additional loss totaling $2,366,000 from the cumulative effect, at January 1, 2000, of the change in accounting principle resulting from the deferred of certain license fees and milestone payments received in 1997. The adoption of SAB101 also resulted in an increase in the Company's cumulative loss for the years 1997 through 1999 of $2,366,000.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN44"), Accounting for Certain Transactions involving Stock Compensation. The provisions of FIN44 which were effective July 1, 2000 have not had a material effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material effect on our financial condition or results of operation because we, historically, have not entered into derivative or other financial instruments for trading or speculative purposes nor do we use or intend to use derivative financial instruments or derivative commodity instruments.

(2) CAPITAL STOCK

     In December 1993, the Company completed an initial public offering comprised of 4,082,500 units, each unit consisting of one share of Common Stock (par value $.005 per share) and one warrant to purchase one share of Common Stock. Proceeds to the Company were approximately $24.2 million, net of selling expenses of approximately $3.3 million. The securities included in the unit subsequently separated into its Common Stock and warrant components. The warrants are exercisable at $8.44 per share. On December 13, 1998, the expiration date of the warrants was extended from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. On September 13, 1999, the expiration date of the warrants was further extended to December 31, 2000. There are 2,386,645 warrants outstanding as of December 31, 2000 which were exercised on January 2, 2001 for proceeds of approximately $20.1 million. The underwriter received approximately $2.9 million in commissions and expense reimbursement and purchased options to purchase 355,000 units at an exercise price of $11.14. These options were sold for $.001 each and expired on December 15, 1998.

     In February 1996, the Company completed a private placement of Common Stock. The Company issued 6,550,990 shares of Common Stock at $2.125 per share with proceeds of approximately $13.0 million, net of selling commissions and expenses of approximately $900,000. In connection with the private placement, the Company paid selling commissions of $759,283 and issued 730,461 warrants to purchase Common Stock. These warrants expired on February 13, 2001. The resale of the underlying Common Stock is subject to certain registration rights.

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

     On March 14, 1997, the Company completed a $6.0 million private placement of 5% Cumulative Convertible Preferred Stock ("the 5% Preferred"), which provided net proceeds to the Company of approximately $5.9 million. The 5% Preferred was

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES convertible into Common Stock at discounts ranging from 6% to 17% from the average of the daily low trading price of the Common Stock for the ten consecutive trading days immediately preceding the conversion date. A total of 6,000 shares of 5% Preferred were sold at a price of $1,000 per share to two institutional investors. During 1997 and 1998, all 6,000 shares of the 5% Preferred and accrued dividends of $144,166 on such shares were converted into 1,408,944 shares of Common Stock.

     During August 1997, the Company sold 176,992 shares of Common Stock for $1 million less commissions and expenses of approximately $34,000 pursuant to a commercialization agreement. These shares are subject to certain registration rights. See note 10.

     In October 1997, the Company sold 5,750,000 shares of Common Stock for $5.00 per share pursuant to an underwritten secondary public offering. The net proceeds to the Company for the 5,750,000 shares sold were approximately $26.7 million after deducting selling commissions and expenses of approximately $2.1 million related to the offering.

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

     On January 3, 2001, the Company issued an additional 2,386,645 shares as a result of the exercise of public warrants issued in the initial public offering, for which we received approximately $20.1 million.

(3) STOCK OPTIONS AND WARRANTS

     The Company has in effect the following stock option plans:

     The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 190,495 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 910,029 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

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

     The Amended and Restated 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,619,636 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 462,724 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. The Company's shareholders approved, at the annual shareholders meeting in June 2000, an amendment to the 1995 Director Plan which increased the number of shares of Common Stock reserved for issuance to 500,000 shares from 300,000 shares.

     The 1999 Stock Incentive Plan ("1999 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 1,000,000 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. During 2001, the Board of Directors amended the 1999 Plan to allow a total of 3,000,000 shares of Common Stock to be reserved for issuance.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

The amendment is subject to approval of the stockholders at the Company's annual meeting in 2001.

     A summary of stock options as of December 31, 2000, follows:

                            EXERCISE PRICE                                     EXERCISED/                     AVAILABLE
   STOCK OPTION PLANS         PER SHARE          AUTHORIZED     OUTSTANDING       OTHER       EXERCISABLE     FOR GRANT
   ------------------      ---------------       ----------     -----------    ----------     -----------     ---------
1990 Plan............      $ 1.38 - $21.59          285,715         190,495        95,220         140,495            --
1992 Plan............      $ 1.41 - $21.59        1,700,000         908,213       789,971         659,934         1,816
Director Plan........      $ 3.50 - $ 4.54           71,429          34,242        37,187          34,242            --
1995 Plan............      $ 1.31 - $21.59        2,000,000       1,579,270       380,364       1,125,606        40,366
1995 Director Plan...      $ 1.38 - $11.31          500,000         259,096        37,276         207,096       203,628
1999 Plan............      $         20.13        1,000,000         181,000            --              --       819,000
                                                 ----------     -----------    ----------      ----------     ---------
       TOTALS........                             5,557,144       3,152,316     1,340,018       2,167,373     1,064,810
                                                 ==========     ===========    ==========      ==========     =========

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's pro forma net loss and pro forma net loss applicable to common shares for the year ended December 31, 2000 would have been $8,604,873 and $0.22, respectively, for December 31, 1999, would have been $17,178,428 and $0.50, respectively and for December 31, 1998 would have been $16,758,119 and $0.49, respectively.

     The fair value of options granted during the years ended December 31, 2000, 1999 and 1998 for employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 4.45 and 6.63 percent, expected life of between 2 and 7 years, expected volatility of between 57 and 77 percent and no dividends.

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and the changes during the years then ended is presented below:

                                                     WEIGHTED-AVERAGE
                                          OPTIONS     EXERCISE PRICE
                                          -------    ----------------
Outstanding at January 1, 1998 ......    2,862,016       $ 3.85
  Granted ...........................      850,025         6.41
  Canceled ..........................     (250,800)        5.60
  Exercised .........................     (127,947)        2.52
                                         ---------
Outstanding at December 31, 1998 ....    3,333,294         4.42
  Granted ...........................      441,050         4.27
  Canceled ..........................     (292,405)        5.13
  Exercised .........................     (257,720)        2.51
                                         ---------
Outstanding at December 31, 1999 ....    3,224,219         4.53
                                         ---------
  Granted ...........................      624,160        18.66
  Canceled ..........................      (77,159)        9.13
  Exercised .........................     (618,904)        3.75
                                         ---------
Outstanding at December 31, 2000 ....    3,152,316       $ 7.36
                                         =========

                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                   2000           1999            1998
                                                                ------------   ------------   ------------
Weighted-average fair value of options granted during
  the period at an exercise price equal to market at
  issue date...............................................        $12.26         $2.16          $4.06

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

     The following tables summarize information about the Company's stock options outstanding as of December 31, 2000, 1999 and 1998, respectively:

                                           WEIGHTED                                             WEIGHTED
                        OPTIONS            AVERAGE             WEIGHTED         OPTIONS          AVERAGE
    OPTION           OUTSTANDING          REMAINING            AVERAGE        EXERCISABLE     EXERCISE PRICE
EXERCISE PRICE      AS OF 12/31/00     CONTRACTUAL LIFE     EXERCISE PRICE   AS OF 12/31/00   OF EXERCISABLE
- ---------------     --------------     ----------------     --------------   --------------   --------------
$ 1.31 - $ 3.50            638,719             2.86              $  2.64            637,886        $  2.64
$ 3.51 - $ 5.88          1,459,624             6.09              $  4.83          1,208,453        $  4.98
$ 5.89 - $ 8.13            451,146             7.17              $  7.19            297,282        $  7.19
$ 8.14 - $21.59            602,827             9.36              $ 18.63             23,752        $ 13.86
                    --------------                                           --------------
$ 1.31 - $21.59          3,152,316             6.22              $  7.36          2,167,373        $  4.69
                     =============                                           ==============


                                           WEIGHTED                                             WEIGHTED
                        OPTIONS            AVERAGE             WEIGHTED         OPTIONS          AVERAGE
    OPTION           OUTSTANDING          REMAINING            AVERAGE        EXERCISABLE     EXERCISE PRICE
EXERCISE PRICE      AS OF 12/31/99     CONTRACTUAL LIFE     EXERCISE PRICE   AS OF 12/31/99   OF EXERCISABLE
- ---------------     --------------     ----------------     --------------   --------------   --------------
$ 1.31 - $ 3.50            890,096             3.77              $  2.33            888,430         $ 2.33
$ 3.51 - $ 5.88          1,793,473             6.92              $  4.81          1,187,886         $ 4.93
$ 5.89 - $ 8.13            540,650             8.17              $  7.20            205,741         $ 7.20
                    --------------                                            -------------
$ 1.31 - $ 8.13          3,224,219             6.26              $  4.53          2,282,057         $ 4.12
                    ==============                                            =============


                                           WEIGHTED                                             WEIGHTED
                        OPTIONS            AVERAGE             WEIGHTED         OPTIONS          AVERAGE
    OPTION           OUTSTANDING          REMAINING            AVERAGE        EXERCISABLE     EXERCISE PRICE
EXERCISE PRICE      AS OF 12/31/98     CONTRACTUAL LIFE     EXERCISE PRICE   AS OF 12/31/98   OF EXERCISABLE
- ---------------     --------------     ----------------     --------------   --------------   --------------
$ 1.31 - $ 3.50          1,141,454             4.27              $  2.23          1,126,954         $ 2.21
$ 3.51 - $ 5.88          1,640,190             7.21              $  5.01            976,128         $ 4.95
$ 5.89 - $ 8.13            551,650             9.17              $  7.20             38,167         $ 7.19
                    --------------                                            -------------
$ 1.31 - $ 8.13          3,333,294             6.53              $  4.42          2,141,249         $ 3.55
                    ==============                                            =============

     The fair value of warrants issued during the year ended December 31, 1999 for other than employee services was estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 6.12 and 6.63 percent, expected life of between 3 and 7 years, expected volatility of between 57 and 75 percent and no dividends. Several existing warrants were exchanged by the original holder for the benefit of a new holder with terms identical to those of the original.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's warrants as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                                                    WEIGHTED-AVERAGE
                                         WARRANTS    EXERCISE PRICE
                                        ----------  ----------------
Outstanding at January 1, 1998 ......    5,084,304       $7.80
  Issued ............................           --          --
  Forfeited .........................      (40,662)       3.50
  Canceled ..........................   (4,366,218)       8.14
  Exercised .........................     (304,850)       3.58
  Reissued ..........................    4,283,398        8.13
                                        ----------

Outstanding at December 31, 1998 ....    4,655,972        8.10
  Issued ............................      105,000        4.25
  Forfeited .........................           --          --
  Canceled ..........................      (54,773)       3.60
  Exercised .........................       (1,400)       8.44
  Reissued ..........................       56,173        3.60
                                        ----------

Outstanding at December 31, 1999 ....    4,760,972        8.01
  Issued ............................           --          --
  Forfeited .........................           --          --
  Canceled ..........................   (1,457,473)       8.37
  Exercised .........................     (531,128)       4.76
  Reissued ..........................           --          --
                                        ----------

Outstanding at December 31, 2000 ....    2,772,371       $8.33
                                        ==========


     On November 12, 1998, the Company announced an extension of the exercise period of the Company's publicly traded redeemable common stock purchase warrants from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. On September 13, 1999, the expiration date of the warrants was further extended to December 31, 2000. These publicly traded warrants comprise 2,386,645 of the 2,772,371 warrants outstanding at December 31, 2000. The exercise price of $8.44 remained unchanged. On January 3, 2001, publicly traded warrants to purchase 2,386,645 shares were exercised and the Company received cash proceeds of $20,143,000.

     The warrants issued in 1999 were granted in connection with non-employee services at an exercise price equal to market price at issue date.

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

     At December 31, 2000 and 1999, the net deferred tax asset, representing primarily net operating loss carryforwards and start-up costs deferred for tax purposes, totaled approximately $39,234,000 and $35,235,000, respectively. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

     At December 31, 2000, 1999 and 1998, the Company had net operating loss carryforwards of approximately $68,955,000, $64,443,000 and $54,255,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2020.

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                         2000           1999
                                                      ------------   ------------
Laboratory and office equipment ...................   $6,069,207     $5,760,113
Leasehold improvements ............................    3,923,687      3,974,942
                                                      ----------     ----------
                                                       9,992,894      9,735,055
Less accumulated depreciation and amortization ....    7,624,929      6,736,624
                                                      ----------     ----------
                                                      $2,367,965     $2,998,431
                                                      ==========     ==========

(6) COMMON STOCK RESERVED

     The Company has reserved Common Stock for issuance as of December 31, 2000 as follows:

     Stock option plans........................    4,217,126
     Publicly traded warrants outstanding......    2,386,645
     Other warrants outstanding................      385,726
                                                   ---------
               Total shares reserved...........    6,989,497
                                                   =========

(7) RESEARCH AGREEMENTS

     On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical, a Korean corporation, to develop and market compounds derived from the Company's endothelin receptor antagonist and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. In addition, LG Chemical has committed to pay $10.7 million in research payments. Of this amount, $8.1 million has been paid and $1.3 million will be paid on June 30 and December 31, 2001. Effective June 6, 2000, the Company assigned one-half of the research payment to ICOS-TBC which amounts to $577,000, before commissions, during the year 2000. LG Chemical has the right to terminate future research payments if TBC fails to meet certain milestones, which milestones will be established by the parties from time to time in accordance with the agreement. LG Chemical will pay royalties to TBC, based on net sales, in those geographic areas covered by the agreement, which include Korea, China, India and certain other Asian countries, excluding Japan. The Company will pay its agents in the contract negotiations, a commission on all future research payments as well as a royalty on net sales.

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

     Under the terms of the Company's agreement with ICOS-TBC, the Company will provide, and be reimbursed for, research and development activities conducted on behalf of ICOS-TBC. During the year ended December 31, 2000, the Company incurred direct research and development costs of $4,623,000 and, pursuant to its agreement with ICOS-TBC, billed such costs to ICOS-TBC. The Company's revenues for the year ended December 31, 2000 included $1,123,000 of TBC personnel time charged to ICOS-TBC. The remaining $3,500,000 of such costs was recorded as a receivable from a related party under a collaborative arrangement of which $882,000 remains at December 31, 2001. Also see Note 8, License Agreements, below.

     The Company also receives reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline ("GSK") (Note 10), Schering-Plough (Note
8) and Revotar (Note 9).

(8) LICENSE AGREEMENTS

Mitsubishi-Tokyo Pharmaceuticals Agreement

     TBC has entered into an agreement with Mitsubishi-Tokyo Pharmaceuticals ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. During 2000, we signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

     Mitsubishi further agreed to supply the Company with its requirements of bulk Argatroban throughout the term of the Mitsubishi Agreement for TBC's clinical testing and commercial sales of Argatroban in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of Argatroban, Mitsubishi and TBC have agreed to discuss in good faith the means by which, and the party to whom, Argatroban production technology will be transferred. The transferee may be a person or entity other than TBC. At present, Mitsubishi is the only manufacturer of Argatroban. See Note 10.

     In exchange for the license to the Genentech, Inc, (the "Former Licensor") Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with HIT. The value of $965,970 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in 2000 was $52,692 and will be approximately $106,000 annually in future periods. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

     During the third quarter of 1997, the Company sublicensed certain rights to Argatroban to GSK. In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in research and development expense, to pay an additional royalty to Mitsubishi, beginning January 1, 2002 and to provide access to certain Argatroban clinical data to Mitsubishi in certain circumstances. In certain circumstances, Mitsubishi and TBC will share equally in all upfront payments and royalties should Mitsubishi use TBC's regulatory documents and data for registration in certain territories. See Note 10.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

ICOS Corporation Partnership

     Pursuant to the terms of the limited partnership agreement for ICOS-TBC, TBC and ICOS will equally fund the cost of research and development of sitaxsentan and second-generation endothelin antagonist compounds, commercialize resulting products, and share equally in the profits from this worldwide collaboration. ICOS made an upfront payment and will make milestone payments to ICOS-TBC that together could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. The immediate focus of ICOS-TBC will be to initiate a Phase IIb/III pulmonary hypertension clinical trial for sitaxsentan, continue clinical development for sitaxsentan in chronic heart failure, and explore applications for second-generation endothelin antagonists including TBC3711.

     On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership will seek to develop and globally commercialize ET(A) receptor antagonists. As a result of our contribution of technology, ICOS-TBC paid a license fee to us in June 2000, and will make additional milestone payments to us that together could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology and the Company recognized approximately $307,000 of it as revenue during 2000.

     Pursuant to the terms of the limited partnership agreement, ICOS-TBC has been initially capitalized by a cash contribution from ICOS and the Company's contribution of intellectual property associated with sitaxsentan sodium. The intellectual property contributed by the Company to ICOS-TBC had no basis for financial reporting purposes and, accordingly, the Company assigned no value to the transfer of technology. Upon the transfer of its technology to ICOS-TBC, the Company received a license fee, which is being amortized into revenue over the expected developmental period of sitaxsentan sodium. See Note 1 (i), Revenue Recognition, above.

     During the year ended December 31, 2000, the Company recognized a loss of $3,487,500, representing the Company's proportionate share of the losses of ICOS-TBC, including amounts billed by the Company to ICOS-TBC of $4,623,000, as discussed in Note 7, Research Agreements, above. The loss of ICOS-TBC also includes, and is partially offset by, the assignment by the Company to ICOS-TBC of $577,000 in research reimbursement funds from LG Chemical.

     On June 30, 2000, TBC and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma.

Schering-Plough Research Collaboration and License Agreement

     Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. This upfront license fee is being amortized into revenue over the expected development period. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million.

(9)    FOREIGN SUBSIDIARY

     During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the developmental and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,010 on the consolidated balance sheet at December 31, 2000. The minority interest in Revotar at

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

December 31, 2000, was $1,962,273. The Company's consolidated net loss for the year ended December 31, 2000 was reduced $209,160 by the Revotar minority shareholders' approximately 45% interest in Revotar's loss.

(10) COMMERCIALIZATION AGREEMENT

     In connection with TBC's development and commercialization of Argatroban, in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with GSK (the "SmithKline Agreement") whereby GSK was granted exclusive rights to work with TBC in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK's agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. TBC began a Phase II clinical trial in March 2001 to evaluate the use of Argatroban for ischemic stroke. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to co-promote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which GSK determines it does not wish to pursue, subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

     At present, Mitsubishi is the only manufacturer of Argatroban, and has entered into the Mitsubishi Supply Agreement with GSK to supply Argatroban in bulk in order to meet GSK and TBC's needs under the GSK Agreement. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology to GSK. If GSK cannot commence manufacturing of Argatroban or alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

     The GSK Agreement generally terminates on a country by country basis upon the earlier of the termination of TBC's rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country by country basis by giving TBC at least three months written notice at any time before GSK first markets products in that country based on a reasonable determination by GSK that the commercial profile of the product in question would not justify continued development in that country. GSK has similar rights to terminate the GSK Agreement on a country by country basis after marketing has commenced. In addition, either party may terminate the GSK Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent.

     In connection with the execution of the GSK Agreement, GSK purchased 176,992 shares of TBC's Common Stock for $1.0 million and additional 400,000 shares of Common Stock for $2.0 million in connection with the secondary public offering, which closed on October 1, 1997.

(11) REGULATORY FILING

     On, June 30, 2000, FDA issued an approval letter to the Company to market Argatroban as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT.

(12) 401(k) PLAN

     The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $10,500 per employee in 2000. Effective on January 1, 2001, the Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001. Costs associated with administering the plan totaled approximately $10,000 in 2000.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(13) COMMITMENTS AND CONTINGENCIES

   (a) Employment Agreements

     Since inception, the Company has entered into employment agreements with certain officers and key employees. The Company has signed agreements with five of its officers to provide certain benefits in the event of a "change of control" as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to eighteen months to three years of annual base salary and annual bonus, if any. The base salary portion of the agreements would aggregate approximately $3.1 million at the current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of eighteen months to three years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

   (b) Lease Agreements

     The Company renewed its lease agreement for the period January 1, 2001 through December 31, 2005. For the years ended December 31, 2000, 1999, and 1998, rent and related building services totaled approximately $1,101,000, $1,027,000 and $958,000, respectively, of which approximately $945,000, $863,000 and $820,000, respectively, was charged to research and development expense.

     Total committed annual lease payments from January 1, 2001 through the expiration of the lease on December 31, 2005 equal $927,000 per year, subject to adjustments based on certain variable building operating expenses. The Company also leases parking spaces during the lease at the facility established rate charged, which currently approximates $73,000 per annum. The lease also includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours. Currently, the amount of these charges is approximately $286,000 per annum, payable in monthly installments. These charges are subject to annual adjustments based on the local consumer price index.

   (c) Foreign Currency Exchange Risk

     The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

     The Company has a majority-owned subsidiary in Berlin, Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company had an intercompany receivable from our Berlin subsidiary at December 31, 2000; however this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, the currencies of these countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial data is summarized as follows:


                                                                       Quarter Ended
                                                -----------------------------------------------------------------       Year Ended
                                                 March 31,          June 30,       September 30,     December 31,      December 31,
                                                   2000               2000             2000              2000               2000
                                                ------------      ------------     ------------      ------------      ------------
 Total revenues                                 $    522,608      $ 11,249,147     $  1,649,573      $  2,271,091      $ 15,692,419
 Net income (loss) before cumulative effect
      of change in accounting principle           (4,986,858)        5,997,529       (1,908,730)       (3,304,198)       (4,202,257)
 Cumulative effect of change in
      accounting principle                                --                --               --        (2,366,234)       (2,366,234)
 Net income (loss)                              $ (4,986,858)     $  5,997,529     $ (1,908,730)     $ (5,670,432)     $ (6,568,491)
                                                ============      ============     ============      ============      ============
 Net income (loss) per common share:
      basic                                     $      (0.14)     $       0.15     $      (0.05)     $      (0.14)     $      (0.17)
      and diluted                               $      (0.14)     $       0.14     $      (0.05)     $      (0.14)     $      (0.17)

 Weighted average common shares
     used to compute basic and                    34,612,293        40,033,069       40,880,185        41,034,259        39,149,882
     diluted net income (loss) per share          34,612,293        43,261,069       40,880,185        41,034,259        39,149,882

Adjustments to previously reported net
    income (loss):
Reversal of charge for purchase
    of in-process research and development                --           965,970               --                --           965,970
Amortization expense                                      --                --          (26,346)          (26,346)          (52,692)
Adjusted net income (loss)                        (4,986,858)        6,963,499       (1,935,076)       (5,696,778)       (5,655,213)
Adjusted net income (loss) per common share
    basic                                       $      (0.14)     $       0.17     $      (0.05)     $      (0.14)     $      (0.14)
    and diluted                                 $      (0.14)     $       0.16     $      (0.05)     $      (0.14)     $      (0.14)

                                                                       Quarter Ended
                                                -----------------------------------------------------------------      Year Ended
                                                 March 31,          June 30,       September 30,     December 31,     December 31,
                                                   1999              1999             1999              1999              1999
                                                ------------      ------------     ------------      ------------     ------------
Total revenues                                  $    534,925      $    495,130      $    516,262      $    536,607     $  2,082,924
Net loss                                        $ (3,578,837)     $ (3,855,626)     $ (3,898,236)     $ (3,964,644)    $(15,297,343)
                                                ============      ============      ============      ============     ============
Net loss per common share,
     basic and diluted                          $      (0.10)     $      (0.11)     $      (0.11)     $      (0.12)    $      (0.45)

Weighted average common shares
    used to compute basic and
    diluted net loss per share                    34,168,310        34,216,941        34,237,568        34,280,433       34,226,224


The Company implemented SAB101 on October 1, 2000. See Note 1, Revenue Recognition.

     In June 2000, we issued 71,429 shares of Common Stock to Genentech, Inc. as a final payment on the license agreement for Argatroban. The value of the Common Stock, $965,970, was charged to in-process research and development expense on June 30, 2000, and was included in operating expenses in the statements of operations and comprehensive loss in the quarterly reports on Form 10-Q for the periods ended June 30 and September 30, 2000. Subsequently, the Company determined that because Argatroban was no longer in the research and development phase for the approved indication the value is more appropriately recorded as an intangible asset which is being amortized over its estimated useful life. Amortization expense recorded in each of the three months ended September 30 and December 31, 2000 was $26,346 and will be approximately $106,000 per year in future years. The information above shows the effect of this adjustment. See
Note 1

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                  DESCRIPTION
 -------                 -----------
   3.1(1)           --   Certificate of Incorporation, as amended

   3.2(1)           --   By-laws, as amended

   3.3(1)           --   Amendment to Article IV of By-laws

   3.4(6)           --   Amendment to the Certificate of Incorporation dated
                         November 30, 1993

   3.5(6)           --   Amendment to the Certificate of Incorporation dated May
                         20, 1994

   3.6(15)          --   Certificate of Amendment of Certificate of
                         Incorporation

   3.7(16)          --   Amended and Restated By-laws of Texas Biotechnology
                         Corporation

   3.8(17)          --   Amendment to Article II of By-laws

   10.3(1)          --   Employment Agreement with Dr. Richard A.F. Dixon dated
                         July 15, 1990

   10.6(1)          --   Consulting Agreement with Mr. John M. Pietruski dated
                         January 1, 1992

   10.11(2)         --   Employment Agreement with David B. McWilliams dated
                         July 15, 1992

   10.12(3)         --   Consulting Agreement with Hennessey & Associates, Ltd.

   10.17(4)(5)*     --   Sublicense and License Agreement dated May 27, 1993
                         between Company and Genentech, Inc., together with
                         exhibits.

   10.18(4)*        --   Stock Agreement dated May 27, 1993 between the Company
                         and Genentech, Inc.

   10.31(7)         --   Lease Agreement dated, February 24, 1995 between Texas
                         Biotechnology Corporation and Doctors Center, Inc.

   10.33(7)         --   Amended and Restated 1990 Incentive Stock Option Plan

   10.34(7)         --   Amended and Restated 1992 Incentive Stock Option Plan
                         (as of March 3, 1995)

   10.39(8)         --   Amended and Restated Stock Option Plan for Non-Employee
                         Directors

   10.40(8)         --   1995 Stock Option Plan

   10.46(9)         --   Employee Agreement with Stephen L. Mueller and Texas
                         Biotechnology Corporation dated July 1, 1995.

   10.47(9)         --   Employee Agreement with David B. McWilliams and Texas
                         Biotechnology Corporation dated July 1, 1995.

   10.48(9)         --   Employee Agreement with Richard A. F. Dixon, Ph.D. and
                         Texas Biotechnology Corporation dated July 1, 1995.

   10.50(9)         --   Employee Agreement with Joseph M. Welch and Texas
                         Biotechnology Corporation dated July 1, 1995.

   10.54(10)        --   Form of Indemnification Agreement between Texas
                         Biotechnology Corporation and its officers and
                         directors dated May 3, 1996

   10.55(10)        --   Amended and Restated 1995 Non-Employee Director Stock
                         Option Plan (as amended by the Board of Directors on
                         June 30, 1996)

   10.56(11)*       --   Strategic Alliance Agreement between Texas
                         Biotechnology Corporation and LG Chemical, Ltd. dated
                         October 10, 1996

   10.57(11)        --   Common Stock Purchase Agreement between Texas
                         Biotechnology Corporation and LG Chemical, Ltd. dated
                         October 10, 1996

   10.62(12)        --   Amendment to the 1995 Stock Option Plan of Texas
                         Biotechnology Corporation dated March 4, 1997

   10.63(13)        --   Amendment to the 1995 Non-Employee Director Stock
                         Option Plan of Texas Biotechnology Corporation dated
                         March 4, 1997

   10.66(14)        --   Agreement between Joseph M. Welch and Texas
                         Biotechnology Corporation dated June 1, 1993.

   10.68(15)        --   Employment Agreement with Pamela M. Murphy and Texas
                         Biotechnology Corporation dated February 26, 1998.

 EXHIBIT
 NUMBER                  DESCRIPTION
 -------                 -----------
 10.69(15)          --   Employee Agreement between Pamela M. Murphy and Texas
                         Biotechnology Corporation dated March 2, 1999.

 10.71(15)          --   Texas Biotechnology Corporation 1999 Stock Incentive
                         Plan.

 10.73(16)          --   Amendment to Lease Agreement between Texas
                         Biotechnology Corporation and the University of Texas
                         Health Science Center at Houston, dated April 1, 1999.

 10.74*             --   License and Research and Development Agreement dated
                         July 21, 2000 between Revotar Biopharmaceuticals AG and
                         Texas Biotechnology Corporation.

 10.75              --   Fifth amendment dated January 1, 2000 to Consulting
                         Agreement with John M. Pietruski dated January 1, 1992.

 10.76              --   Notice to the University of Texas Health Science Center
                         at Houston of exercise of renewal option in Lease
                         Agreement.

 10.77              --   Amendment to Lease Agreement dated January 1, 2001
                         between Texas Biotechnology Corporation and the Board
                         of Regents of The University of Texas System.

 99.1(13)           --   Agreement between Mitsubishi Chemical Corporation,
                         Texas Biotechnology Corporation and GSK dated February
                         26, 1998.

 99.2(13)           --   Product Development License and Co-Promotion Agreement
                         between Texas Biotechnology Corporation and SmithKline
                         Beecham plc dated August 5, 1997.

 99.3(13)           --   Common Stock Purchase Agreement between Texas
                         Biotechnology Corporation and SmithKline Beecham plc
                         dated August 5, 1997.

 99.4(17)           --   Agreement of Limited Partnership of ICOS-Texas
                         Biotechnology L.P. among ICOS-ET-LP LLC and Texas
                         Biotechnology Corporation, as Limited Partners, and
                         ICOS-ET-GP LLC and and TBC-ET, Inc., as General
                         Partners dated June 6, 2000.

 99.5(17)*          --   Endothelin License Agreement by and between Texas
                         Biotechnology Corporation and ICOS-Texas Biotechnology
                         L.P. dated June 6, 2000.

 99.6(17)*          --   Formation and Performance Agreement by and between ICOS
                         Corporation and Texas Biotechnology Corporation dated
                         June 6, 2001.

 99.7(17)*          --   Research and Development Service Agreement by and
                         between ICOS Corporation, Texas Biotechnology
                         Corporation and ICOS-Texas Biotechnology L.P. dated
                         June 6, 2000.

 99.8(17)*          --   Research Collaboration and License Agreement by and
                         between Texas Biotechnology Corporation and
                         Schering-Plough LTD. dated June 30, 2000.

 99.9(17)*          --   Research Collaboration and License Agreement by and
                         between Texas Biotechnology Corporation and Schering
                         Corporation dated June 30, 2000.

 99.10(18)          --   Amendment to Amended and Restated 1995 Non-Employee
                         Director Stock Option Plan, dated March 6, 2000.

 22.0               --   Subsidiaries of the Registrant

 23.1               --   Independent Auditors' Consent

- ----------

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

(6) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) filed with the Commission on November 14, 1994.

(7) Filed as an exhibit to the Company's Form 10-K (File No. 0-20117) for the year ended December 31, 1994 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Form 10-Q (File No. 0-20117) for the quarter ended June 30, 1995 and incorporated herein by reference.

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

(13) Filed as an exhibit to the Company's Form 8-K (File No. 1-12574) with the Commission on August 25, 1997 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Form 10-K (File No. 1-12574) with the Commission on March 25, 1999 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the Quarter ended March 31, 1999 with the Commission on May 13, 1999 and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Form 10-Q (File No. 1-12574) for the Quarter ended September 30, 1999 with the Commission on November 15, 1999 and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-20117) for the quarter ended June 30, 2000 with the commission on August 14, 2000, and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-41864) with the commission on July 20, 2000, and incorporated herein by reference.