Form 10-Q
period 2001-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2001-05-15
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 2001

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

Yes  X    No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                        Outstanding at May 11, 2001
                  -----                        ---------------------------
     common stock, $0.005 par value                    43,772,855

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS




                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                    1

           Consolidated Statements of Operations for the three months ended
           March 31, 2001 and 2000                                                                   2

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2000                                                                   3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                   12

           ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES                                        17
                    ABOUT MARKET RISK


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               18

           ITEM 2:  Changes in Securities                                                           18

           ITEM 3:  Defaults Upon Senior Securities                                                 18

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             18

           ITEM 5:  Other Information                                                               18

           ITEM 6:  Exhibits and Reports on Form 8-K                                                18


SIGNATURES                                                                                          19

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                   MARCH 31,        DECEMBER 31,
                                                                                     2001              2000
                                                                                 --------------    --------------
                                                                                   (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                  $   42,147,073    $   48,469,646
      Short-term investments                                                         39,123,772        39,067,999
      Accounts receivable                                                               225,431           237,411
      Other current receivables                                                       1,488,029           626,109
      Receivable from related party under collaborative arrangement                   2,130,119           882,157
      Prepaids                                                                        1,497,992         1,349,264
                                                                                 --------------    --------------
          Total current assets                                                       86,612,416        90,632,586

Long-term investments                                                                27,509,217         4,995,000

Equipment and leasehold improvements,  less
      accumulated depreciation and amortization                                       2,413,521         2,367,965


Other assets                                                                            946,523           972,869
                                                                                 --------------    --------------

          Total assets                                                           $  117,481,677    $   98,968,420
                                                                                 ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                           $      894,030    $      942,013
      Accrued expenses                                                                2,606,426         3,620,517
      Deferred revenue                                                                1,029,176         1,029,176
                                                                                 --------------    --------------
          Total current liabilities                                                   4,529,632         5,591,706

Liability to related party                                                            2,909,100         1,376,303

Deferred revenue from related party                                                   1,084,365         1,209,302
Deferred revenue from unrelated parties                                               2,045,453         2,181,816
Deferred credit                                                                       2,620,010         2,620,010
Minority interest in Revotar                                                          1,900,605         1,962,273

Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $.005 per share. At March 31, 2001, 5,000,000 shares authorized; none outstanding. At December 31, 2000, 5,000,000 shares authorized;
          none outstanding                                                                   --                --
      Common stock, par value $.005 per share.  At March 31, 2001
          75,000,000 shares authorized; 43,768,959 shares issued and outstanding.  At December 31, 2000, 75,000,000 shares
          authorized; 41,203,197 shares issued and outstanding                          218,845           206,016
      Additional paid-in capital                                                    210,548,523       189,390,790
      Other comprehensive loss                                                         (310,838)          (15,341)
      Accumulated deficit                                                          (108,064,018)     (105,554,455)
                                                                                 --------------    --------------
          Total stockholders' equity                                                102,392,512        84,027,010
                                                                                 --------------    --------------

          Total liabilities and stockholders' equity                             $  117,481,677    $   98,968,420
                                                                                 ==============    ==============

                 See accompanying notes to financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2001           2000
                                                                ------------   ------------
Revenues:
      Research agreements                                       $  1,433,290   $    522,608
      Collaborative research and development from
          related party                                              401,357             --
      Royalty income, net                                            177,417             --
      License fee and milestone income                               257,293      1,183,117
                                                                ------------   ------------
          Total revenues                                           2,269,357      1,705,725
                                                                ------------   ------------

Expenses:
      Research and development                                     3,417,287      3,781,949
      Equity in loss of affiliate                                  1,528,791             --
      General and administrative                                   1,547,156      1,930,935
                                                                ------------   ------------
          Total expenses                                           6,493,234      5,712,884
                                                                ------------   ------------

          Operating loss                                           4,223,877      4,007,159

Investment income, net                                             1,652,646        203,418
          Net loss before minority interest                        2,571,231      3,803,741

Minority interest in loss of Revotar                                  61,668             --
                                                                ------------   ------------

      Net loss before cumulative effect of
          change in accounting principle                           2,509,563      3,803,741

      Cumulative effect of change in accounting principle                 --      2,366,234
                                                                ------------   ------------

          Net loss                                                 2,509,563      6,169,975

Other comprehensive loss:
      Unrealized loss on foreign currency translation                295,497             --
                                                                ------------   ------------

          Comprehensive loss                                    $  2,805,060   $  6,169,975
                                                                ============   ============

Net loss per common share-
      basic and diluted before cumulative effect of change in
          accounting principle                                  $       0.06   $       0.11
                                                                ============   ============
      basic and diluted after cumulative effect of change in
          accounting principle                                  $       0.06   $       0.18
                                                                ============   ============

Weighted average common shares used to compute
      basic and diluted net loss per share                        43,665,512     34,612,293
                                                                ============   ============

                 See accompanying notes to financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2001            2000
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (2,509,563)   $ (6,169,975)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                   222,633         250,613
          Equity in loss of affiliate                                  (1,584,791)             --
          Minority interest in loss of Revotar                            (61,668)             --
          Expenses paid with stock                                             --          43,615
          Compensation expense related to stock options                    63,316              --
          Loss on disposition of fixed assets                               6,407              --
   Change in operating assets and liabilities, net of
      effect of acquisition:
    Decrease in accounts receivable                                        11,980         515,859
    Increase in prepaids                                                 (148,728)        (54,847)
    Increase in other current receivables                                (861,920)             --
    Increase in receivable from related party under
          collaborative arrangement                                    (1,247,962)             --
    (Decrease) increase in current liabilities                         (1,062,074)        856,650
    Increase in liability to related party                              3,117,588              --
    (Decrease) increase in deferred revenue from unrelated parties       (136,363)      1,183,117
    Decrease in deferred revenue from related party                      (124,937)             --
                                                                     ------------    ------------
          Net cash used in operating activities                        (4,316,082)     (3,374,968)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                     (248,250)        (21,920)
   Purchase of investments                                            (54,403,339)     (3,154,148)
   Maturity of investments                                             31,690,183       9,090,886
   Decrease in interest receivable included in short-term
      and long-term investments                                           143,166         207,044
                                                                     ------------    ------------
         Net cash (used in) provided by investing activities          (22,818,240)      6,121,862
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option and
    warrant exercises, net                                             21,107,246       2,634,777
                                                                     ------------    ------------
          Net cash provided by financing activities                    21,107,246       2,634,777
                                                                     ------------    ------------


Effect of exchange rate changes on cash                                  (295,497)             --
    Net (decrease) increase in cash and cash equivalents               (6,322,573)      5,381,671

Cash and cash equivalents at beginning of year                         48,469,646       2,804,270
                                                                     ------------    ------------

Cash and cash equivalents at end of year                             $ 42,147,073    $  8,185,941
                                                                     ============    ============

Supplemental schedule of noncash financing activities:
   issuance of Common Stock for research and development and
   services                                                          $         --    $     43,615
                                                                     ============    ============

                 See accompanying notes to financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Texas Biotechnology Corporation and its subsidiaries (collectively referred to as the "Company" or "TBC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results, which may be expected for any other interim period, or for the year ended December 31, 2001. Certain prior period amounts have been reclassified for comparative purposes. Reported revenues and net loss for the three months ended March 31, 2000 have been restated to reflect the Company's adoption, effective January 1, 2000, of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999. See Note 2 (m).

(2)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization

                  Texas Biotechnology Corporation, a Delaware Corporation, is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, TBC, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS are both 50% owners in ICOS-TBC. During the third quarter of 2000, TBC formed Revotar Biopharmaceuticals AG ("Revotar"), a German Corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize TBC's selectin antagonists. The Company retained a majority interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product, for which it receives royalty income, Argatroban, began during November 2000.

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

         (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

                  Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At March 31, 2001, approximately $2,217,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At March 31, 2001, the Company's short-term investments consisted of approximately $2,350,000 in government agency discount bonds and $34,115,000 in corporate commercial paper and loan participations. Long-term investments consist of approximately $18,795,000 in government agency discount bonds and $8,406,000 in loan participations, all with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

         (e)      Investment in ICOS - TBC

                  The Company's investment in ICOS-TBC is accounted for using the equity method, and is included in deferred revenue from related parties on the consolidated balance sheets. Accordingly, the investment is recorded at cost, adjusted for the Company's share of income or loss of the entity and amortization of revenues for upfront and milestone payments. See Note 9 below.

         (f)      Research and Development Costs

                  All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits charged to research and development in the three months ended March 31, 2001 and 2000 were approximately $1,525,000 and $1,360,000, respectively. Payments related to the acquisition of in-process research and development are expensed as incurred until the development phase of the purchased compound is completed.

         (g)      Net Loss Per Common Share

                  Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2001 and 2000, the weighted average common shares used to compute basic net loss per common share totaled 43,665,512 and 34,612,293, respectively. Securities convertible into Common Stock comprised of stock options and warrants totaling 4,313,914 and 7,887,577 shares at March 31, 2001 and 2000, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

         (h)      Reclassifications

                  Certain reclassifications have been made to prior period financial statements to conform with the March 31, 2001 presentation with no effect on net loss previously reported.

         (i)      Revenue Recognition

                  Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee. As a result of the Company's adoption at October 1, 2000, effective January 1, 2000, of SAB101, the Company defers the recognition of milestone payments related to contractual agreements, which are still in the developmental stage. Such deferred revenues are amortized into income over the estimated remaining developmental period. Milestone payments received under contractual agreements which have completed the developmental stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company's intellectual property are similarly deferred, and amortized into income over the estimated developmental period of the licensed item or items. Revenue from grants is recognized as earned under the terms of the related grant agreements. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

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

         (l)      Intangible Assets

                  Intangible assets consist of purchased technologies, are capitalized because there is an alternative future use, and are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for the three months ended March 31, 2001 was $26,346. Amortization of purchased technologies is included in amortization expense in the consolidated statements of operations and comprehensive loss. As circumstances dictate, the Company evaluates the recoverability of its intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

         (m)      New Accounting Pronouncements

                  In December 1999, the SEC issued SAB101 Revenue Recognition in Financial Statements. SAB101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB101 in the fourth quarter of the year ended December 31, 2000, effective January 1, 2000. Prior to its implementation of SAB101, the Company recognized license fees and milestones as revenues when received. As a result of the implementation of SAB101, revenues for the three months ended March 31, 2000 include approximately $1,183,000 related to a license fee and milestone payment, received and previously reported as revenues in 1997. The effect on revenues in the three months ended March 31, 2000 was offset by a loss of approximately $2,366,000 from the cumulative effect, at

         January 1, 2000, of the change in accounting principle resulting from the deferral of certain license fees and milestone payments received in 1997.

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

(3)      CAPITAL STOCK

         In December 1993, the Company completed an initial public offering comprised of 4,082,500 units, each unit consisting of one share of Common Stock (par value $.005 per share) and one warrant to purchase one share of Common Stock. There were 2,386,645 warrants outstanding as of December 31, 2000, which were exercised on January 2, 2001 for proceeds of approximately $20.1 million.

(4)      STOCK OPTIONS

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans and applies FASB Statement No. 123, Accounting for Stock-Based Compensation and related interpretations in reporting for its plans.

         A summary of stock options as of March 31, 2001, follows:

                         EXERCISE PRICE                              EXERCISED/                  AVAILABLE
  STOCK OPTION PLANS       PER SHARE     AUTHORIZED    OUTSTANDING     OTHER      EXERCISABLE    FOR GRANT
  ------------------     --------------  ----------    -----------   ----------   -----------    ----------
1990 Plan............     $1.38-$21.59      285,715        189,495      96,220        156,165            --
1992 Plan............     $1.41-$21.59    1,700,000        908,546     789,971        734,634         1,483
Director Plan........     $3.50-$ 4.54       71,429         34,242      37,187         34,242            --
1995 Plan............     $1.31-$21.59    2,000,000      1,615,772     381,697      1,324,303         2,531
1995 Director Plan...     $1.38-$11.31      500,000        259,096      38,096        207,096       202,808
1999 Plan(1).........     $      20.13    3,000,000      1,045,950      48,536         60,331     1,905,514
                                         ----------    -----------    --------      ---------     ---------
       TOTALS........                     7,557,144      4,053,101   1,391,707      2,516,771     2,112,336
                                         ==========    ===========   =========      =========     =========

     (1) Includes 2,000,000 authorized shares and 100,000 outstanding but not exercisable options which are subject to approval of stockholders at the 2001 Annual Meeting, to be held May 30, 2001.

(5)      INCOME TAXES

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

         At March 31, 2001 and December 31, 2000, the net deferred tax asset, representing primarily net operating loss carryforwards and start-up costs deferred for tax purposes, totaled approximately $40,069,000 and $39,234,000, respectively. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is not more likely than not that the Company will recover these assets. The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

         At March 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards of approximately $70,061,000 and $68,955,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2020.

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
Laboratory and office equipment ...................  $  6,248,021   $  6,069,207
Leasehold improvements ............................     3,961,647      3,923,687
                                                     ------------   ------------
                                                       10,209,668      9,992,894
Less accumulated depreciation and amortization ....     7,796,147      7,624,929
                                                     ------------   ------------
                                                     $  2,413,521   $  2,367,965
                                                     ============   ============

(7)      COMMON STOCK RESERVED

         The Company has reserved Common Stock for issuance as of March 31, 2001 as follows:

Stock option plans .................  6,165,437
Other warrants outstanding .........    260,813
                                     ----------
          Total shares reserved ....  6,426,250
                                     ==========

(8)      RESEARCH AGREEMENTS

         On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical, a Korean corporation, to develop and market compounds derived from the Company's endothelin receptor antagonist and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. In addition, LG Chemical has committed to pay $10.7 million in research payments. Of this amount, $8.1 million has been paid and $1.3 million will be paid on June 30 and December 31, 2001. Effective June 6, 2000, the Company assigned one-half of the research payment to ICOS-TBC which amounts to $325,000, before commissions, during the three months ended March 31, 2001.

         Under the terms of the Company's agreement with ICOS-TBC, the Company will provide, and be reimbursed for, research and development activities conducted on behalf of ICOS-TBC. During the three months ended March 31, 2001, the Company incurred direct research and development costs of approximately $1,556,000 and, pursuant to its agreement with ICOS-TBC, billed such costs to ICOS-TBC. The Company's revenues for the three months ended March 31, 2001 included approximately $401,000 of TBC personnel time charged to ICOS-TBC. The remaining $1,155,000 of such costs was recorded as a receivable from a related party under a collaborative arrangement, which remained outstanding at March 31, 2001. Also see Note 9, License Agreements, below.

         The Company also receives reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline ("GSK") (Note 11), Schering-Plough (Note 9) and Revotar (Note 10).

(9)      LICENSE AGREEMENTS

         Mitsubishi-Tokyo Pharmaceuticals Agreement

                  TBC has entered into an agreement with Mitsubishi-Tokyo Pharmaceuticals ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. During 2000, we signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and expects to receive a $2.0 million milestone payment in May, which will be recognized in revenues over the expected development period.

                  In exchange for the license to Genentech, Inc, (the "Former Licensor") of its Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with HIT. The value of $965,970 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in the three months ended March 31, 2001 was $26,346 and will be approximately $106,000 annually in future periods. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

         ICOS Corporation Partnership

                  On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership will seek to develop and globally commercialize ET(A) receptor antagonists. As a result of our contribution of technology, ICOS-TBC paid a license fee to us in June 2000, and will make additional milestone payments to us that together could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology and the Company recognized approximately $121,000 of it as revenue during the three months ended March 31, 2001.

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

                  During the three months ended March 31, 2001, the Company recognized a loss of approximately $1,529,000, representing the Company's proportionate share of the losses of ICOS-TBC, including amounts billed by the Company to ICOS-TBC of $1,556,000, as discussed in Note 8, Research Agreements, above. The loss of ICOS-TBC also includes, and is partially offset by, the assignment by the Company to ICOS-TBC of $325,000 in research reimbursement funds from LG Chemical.

         Schering-Plough Research Collaboration and License Agreement

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

(10)     FOREIGN SUBSIDIARY

         During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the developmental and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,010 on the consolidated balance sheet at March 31, 2001 and December 31, 2000. The minority interest in Revotar at March 31, 2001 and December 31, 2000, was $1,900,605 and $1,962,273, respectively. The Company's consolidated net loss for the three months ended March 31, 2001 was reduced by $61,668 for the Revotar minority shareholders' approximately 45% interest in Revotar's loss.

(11)     COMMERCIALIZATION AGREEMENT

         In connection with TBC's development and commercialization of Argatroban, in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with GSK (the "SmithKline Agreement") whereby GSK was granted exclusive rights to work with TBC in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. As a result of the Company's implementation of SAB101, effective January 1, 2000, revenues in the three months ended March 31, 2000 include approximately $1,183,000 of the license fee and 1997 milestone payments. The effect on revenues in the three months ended March 31, 2000 was offset by a loss of approximately $2,366,000 from the cumulative effect, at January 1, 2000, of the change in accounting principle resulting from the deferral of certain license fees and milestone payments received in 1997.

(12)     401(k) PLAN

         The Company adopted a 401(k) plan, which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $10,500 per employee in 2000. Effective on January 1, 2001, the Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001, resulting in a charge to operating expense of approximately $40,000 during the three months ended March 31, 2001.

(13)     COMMITMENTS AND CONTINGENCIES

         (a)      Foreign Currency Exchange Risk

                  The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

                  The Company has a majority-owned subsidiary in Berlin, Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. Furthermore, the carrying value of the Company's investment in its German subsidiary will fluctuate as a result of such changing exchange rates. The Company, accordingly, included an unrealized loss of approximately $295,000 in its comprehensive loss for the three months ended March 31, 2001. The Company had an intercompany receivable from our Berlin subsidiary at March 31, 2001 and December 31, 2000; however this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

         (b)      Legal proceedings

                  The Company is presently involved in several legal actions, none of which are expected to have a material adverse effect upon the results of operations or financial condition of the Company when considered either individually or in the aggregate.

(14)     SUBSEQUENT EVENT

         On May 3, 2001, the Company announced that its Board of Directors has authorized a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period.

ITEM 2

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2000


                                    OVERVIEW

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000, and our condensed consolidated financial statements and the related notes to the financial statements included in this Quarterly Report on Form 10-Q.

         Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $108.1 million from the date of our inception to March 31, 2001. We have primarily financed our operations to date through:

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

         Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results, which may be expected for any other interim period, or for the year ended December 31, 2001.

                              RESULTS OF OPERATIONS

                THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

         Revenues were approximately $2,269,000 and $1,706,000 in the three month periods ended March 31, 2001 and 2000, respectively. Revenues in the three months ended March 31, 2001 and 2000 included approximately $1,433,000 and $523,000 respectively from research agreements, commercialization agreements and collaborations with various other companies. In mid-November, 2000, GSK began the sale of Argatroban, for which the Company received royalties of approximately $177,000 during the three months ended March 31, 2001. Because the FDA first approved Argatroban in June 2000, there were no comparable sales or royalties in the prior years.

         The Company implemented on October 1, 2000, effective January 1, 2000, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999. Pursuant to the requirements of SAB101, receipts of license fees and milestone payments, which in prior years had been recognized upon receipt, are now recognized as revenues over the developmental period. As a result of the adoption of SAB101, revenues in the three months ended March 31, 2000 were increased by approximately $1,183,000 to reflect the amortization of a license fee and milestone payment received from GSK in 1997. For further discussion of SAB101 see Note 1 to the Condensed Consolidated Financial Statements, included herein.

         In addition to the research payments from LG Chemical, which are included in the two periods presented, Research agreement revenue includes research payments from Schering-Plough pursuant to the agreement discussed above. Collaborative research and development from related party of approximately $401,000 in the three months ended March 31, 2001 is comprised of payments received from ICOS-TBC pursuant to the limited partnership agreement, discussed above. License fee and milestone income in the three months ended March 31, 2001 of approximately $257,000 is comprised of a portion of license fees received from ICOS-TBC and Schering-Plough, pursuant to the agreements discussed above. License fee and milestone income in the three months ended March 31, 2000 is comprised of a portion of a license fee and milestone payment received from GSK in 1997.

         Research and development expense declined approximately $365,000 or 9.6% in the three months ended March 31, 2001, as compared with the three months ended March 31, 2000. In June 2000, the Company entered into a limited partnership agreement with ICOS Corporation to form ICOS-Texas Biotechnology, L.P. ("ICOS-TBC"). The partnership was formed to develop and globally commercialize endothelin-A receptor antagonists from the TBC endothelin antagonist program. As a result, expenses associated with the endothelin antagonist program during the three months ended March 31, 2001 are included in the Company's share of the losses of ICOS-TBC. When the equity in loss of affiliate of approximately $1,529,000 is taken into consideration, total research and development expenses increased approximately $1,164,000 or 30.8%.

         General and administrative expenses in the three months ended March 31, 2001 decreased approximately $384,000 or 19.9% when compared with the three months ended March 31, 2000. General and administrative expenses in the three months ended March 31, 2000 included premarketing and consulting costs related to Argatroban, and patent legal fees related to the sitaxsentan program, which did not recur in the three months ended March 31, 2001.

         Investment income in the three months ended March 31, 2001 increased approximately $1,449,000 compared to the comparable prior year period. The increase is the result of the investment of proceeds from the Company's common stock offering in April 2000.

         The minority shareholders' share in the losses of our German subsidiary, Revotar, was approximately $62,000 in the three months ended March 31, 2001. The expenses of Revotar are included in the Company's consolidated expenses, reported above.

         We incurred net losses before cumulative effect of change in accounting principle of $2,509,563 and $3,803,741 in the three months ended March 31, 2001 and 2000, respectively. The decline in net loss in the current period is primarily due to the increase in investment income, discussed above.

         The net loss in the three months ended March 31, 2000 was increased by a loss of approximately $2,366,000 from the cumulative effect, at January 1, 2000, of the change in accounting principle resulting from the deferral of certain license fees and milestone payments received in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         We have financed our research and development activities to date principally through:

         o our initial public offering and subsequent public offerings of our common stock;

         o        private placements of our common and preferred stock;

         o issuances of common stock in conjunction with acquisitions, research and collaboration agreements and upon exercises of stock options and warrants, including our publicly traded warrants;

         o milestone and research payments received in conjunction with research and collaborative agreements; and

         o        investment income, net of interest expense.

         At March 31, 2001 we had cash, cash equivalents and short-term and long-term investments of $108.8 million, including the cash of Revotar. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and expects to receive, under the terms of a collaborative agreement with Mitsubishi, a $2.0 million milestone payment in May. On May 3, 2001, the Company announced that its Board of Directors has authorized a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period.

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

         We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. We have accumulated approximately $108.1 million in net losses through March 31, 2001. Estimates of our future capital requirements will depend on many factors, including:

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

         o        our ability to manufacture and market products commercially;
                  and

         o the retention of key personnel; and conditions in the capital markets.

                               RECENT DEVELOPMENTS

         On May 9, 2001, the Company and Henry Ford Health Systems announced the presentation of positive preclinical stroke data for Texas Biotechnology's Argatroban, at the Society for Academic Emergency Medicine ("SAEM") in Atlanta. Results from this study demonstrated that Argatroban and tPA, when used in combination at four hours after the onset of an embolic stroke, reduced ischemic lesion size without increasing gross cerebral hemorrhage rates (bleeding into the brain) in rats. This preclinical stroke model closely simulates the pathophysiology of humans experiencing ischemic stroke.

         In this study, there was a statistically significant reduction in lesion size without any increase in bleeding in the Argatroban plus tPA treated rats versus the tPA treated group.


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

         When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         We have a majority-owned subsidiary in Berlin, Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. Furthermore, the carrying value of the Company's investment in its German subsidiary will fluctuate as a result of such changing exchange rates. The Company, accordingly, included an unrealized loss of approximately $295,000 in its comprehensive loss for the three months ended March 31, 2001. We had an intercompany receivable from our Berlin subsidiary at March 31, 2001 and December 31, 2000; however this amount is denominated in U.S. dollars and is not exposed to exchange risk. We have contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, we have not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Three reports on Form 8-K (Item 5) were filed during the quarter ended March 31, 2001. The first report was filed with the SEC on January 5, 2001, and announced that we have received approximately $21.7 million from the exercise of approximately 2,570,000 of our publicly traded Common Stock Warrants. The second report was filed with the SEC on February 28, 2001, and announced our results for the fourth quarter and year-end 2000. The third report was filed with the SEC on March 14, 2001, and reported that we have begun enrollment of a Phase II multi-center placebo-controlled trial to assess the safety and efficacy of Argatroban in patients with acute ischemic stroke.

                         TEXAS BIOTECHNOLOGY CORPORATION

                                 MARCH 31, 2001

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2001.




                                    TEXAS BIOTECHNOLOGY CORPORATION


                                    By: /s/ David B. McWilliams
                                       ------------------------
                                    David B. McWilliams
                                    President and Chief Executive Officer




                                    By: /s/ Stephen L. Mueller
                                       ------------------------
                                    Stephen L. Mueller
                                    Vice President, Finance and Administration
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)