Form 10-Q
period 2001-06-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2001-08-14
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-20117


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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, exclusive of treasury shares, as of the latest practicable date.

                  Class                           Outstanding at August 9, 2001
                  -----                           -----------------------------

     common stock, $0.005 par value                        43,619,641

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS



                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                     1

           Consolidated Statements of Operations and Comprehensive Income for the
           three and six months ended  June 30, 2001 and 2000                                        2

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000                                                                    3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   12

           ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES                                        17
                    ABOUT MARKET RISK

PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               18

           ITEM 2:  Changes in Securities                                                           18

           ITEM 3:  Defaults Upon Senior Securities                                                 18

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             18

           ITEM 5:  Other Information                                                               19

           ITEM 6:  Exhibits and Reports on Form 8-K                                                19

SIGNATURES                                                                                          20


                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001             2000
                                                                                    -------------    -------------
                                                                                     (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                     $  30,957,291    $  48,469,646
     Short-term investments                                                           33,824,088       39,067,999
     Accounts receivable                                                                 474,396          237,411
     Other current receivables                                                         1,168,538          626,109
     Receivable from related party under collaborative arrangement                     3,912,893          882,157
     Prepaids                                                                          1,504,288        1,349,264
                                                                                   -------------    -------------
         Total current assets                                                         71,841,494       90,632,586

Long-term investments                                                                 39,497,908        4,995,000

Equipment and leasehold improvements,  less
     accumulated depreciation and amortization                                         2,795,580        2,367,965

Other assets                                                                             920,176          972,869
                                                                                   -------------    -------------
         Total assets                                                              $ 115,055,158    $  98,968,420
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $   1,364,250    $     942,013
     Accrued expenses                                                                  3,018,833        3,620,517
     Deferred revenue                                                                  1,457,744        1,029,176
                                                                                   -------------    -------------
         Total current liabilities                                                     5,840,827        5,591,706

Liability to related party                                                             3,972,392        1,376,303

Deferred revenue from related party                                                      963,435        1,209,302
Deferred revenue from unrelated parties                                                3,409,093        2,181,816
Deferred credit                                                                        2,620,010        2,620,010
Minority interest in Revotar                                                           1,777,172        1,962,273

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.005 per share. At June 30, 2001, 5,000,000 shares authorized; none outstanding. At December 31, 2000, 5,000,000 shares authorized;
         none outstanding                                                                     --               --
     Common stock, par value $.005 per share.  At June 30, 2001
         75,000,000 shares authorized; 43,777,189 shares issued
         At December 31, 2000, 75,000,000 shares authorized;
         41,203,197 shares issued and outstanding                                        218,886          206,016
     Additional paid-in capital                                                      210,583,594      189,390,790
     Treasury stock, at cost, 160,000 shares at June 30, 2001                         (1,268,469)              --
     Other comprehensive loss                                                           (459,131)         (15,341)
     Accumulated deficit                                                            (112,602,651)    (105,554,455)
                                                                                   -------------    -------------
         Total stockholders' equity                                                   96,472,229       84,027,010
                                                                                   -------------    -------------
         Total liabilities and stockholders' equity                                $ 115,055,158    $  98,968,420
                                                                                   =============    =============

                 See accompanying notes to financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------   ----------------------------
                                                                    2001            2000           2001            2000
                                                                ------------    ------------   ------------    ------------
Revenues:
    Research agreements                                         $  1,363,750    $    531,229   $  2,797,040    $  1,053,837
    Collaborative research and development from
       related party                                                 379,011         153,402        780,368         153,402
    Royalty income                                                   391,469              --        568,886              --
    License fee and milestone income                                 328,722       8,729,629        586,015       9,912,746
                                                                ------------    ------------   ------------    ------------
       Total revenues                                              2,462,952       9,414,260      4,732,309      11,119,985
                                                                ------------    ------------   ------------    ------------
Expenses:
    Research and development                                       4,454,996       3,408,450      7,872,283       7,190,399
    Equity in loss of affiliate                                    2,242,033         566,658      3,770,824         566,658
    General and administrative                                     1,873,019       1,437,804      3,420,175       3,368,739
                                                                ------------    ------------   ------------    ------------
       Total expenses                                              8,570,048       5,412,912     15,063,282      11,125,796
                                                                ------------    ------------   ------------    ------------
       Operating (loss) income                                    (6,107,096)      4,001,348    (10,330,973)         (5,811)
                                                                ------------    ------------   ------------    ------------
Investment income, net                                             1,445,030       1,127,264      3,097,676       1,330,682
                                                                ------------    ------------   ------------    ------------
       Net (loss) income before minority interest                 (4,662,066)      5,128,612     (7,233,297)      1,324,871
                                                                ------------    ------------   ------------    ------------
Minority interest in loss of Revotar                                 123,433              --        185,101              --

    Net (loss) income before cumulative effect of
       change in accounting principle                             (4,538,633)      5,128,612     (7,048,196)      1,324,871

    Cumulative effect of change in accounting principle                   --              --             --      (2,366,234)

       Net loss                                                 $ (4,538,633)   $  5,128,612   $ (7,048,196)   $ (1,041,363)

Other Comprehensive Loss:
    Unrealized loss on foreign
       currency translation                                         (148,293)             --       (443,790)             --
                                                                ------------    ------------   ------------    ------------
       Comprehensive (loss) income                              $ (4,686,926)   $  5,128,612   $ (7,491,986)   $ (1,041,363)
                                                                ============    ============   ============    ============
Net loss (income) per share basic and diluted
       basic                                                    $      (0.10)   $       0.13   $      (0.16)   $      (0.03)
       diluted                                                  $      (0.10)   $       0.12   $      (0.16)   $      (0.03)
                                                                ============    ============   ============    ============

Weighted average common shares used to compute
    net loss (income) per share:
    basic                                                         44,259,523      40,033,069     43,748,646      37,322,681
    diluted                                                       44,259,523      43,261,069     43,748,646      37,322,681
                                                                ============    ============   ============    ============

                 See accompanying notes to financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                        2001            2000
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (7,048,196)     (1,041,363)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                                  390,771         484,294
          Equity in loss of affiliate                                                  3,770,824         566,658
          Minority interest in loss of Revotar                                          (185,101)             --
          Expenses paid with stock                                                            --          14,888
          Compensation expense related to stock options                                   98,426              --
          Loss on disposition of fixed assets                                              6,407           6,500
   Change in operating assets and liabilities, net of effect of acquisition:
    Increase in accounts receivable                                                     (236,985)             --
    (Increase) decrease in prepaids                                                     (155,024)        214,175
    Increase in other current receivables                                               (542,429)    (10,532,710)
    Increase in receivable from related party under
          collaborative arrangement                                                   (3,030,736)     (1,086,681)
    (Decrease) Increase in current liabilities                                          (179,447)        535,488
    Decrease in liability to related party                                            (1,174,735)             --
    Increase in deferred revenue from unrelated parties                                1,655,845       3,000,000
    (Decrease) increase in deferred revenue from related party                          (245,867)         18,004
                                                                                    ------------    ------------
          Net cash used in operating activities                                       (6,876,247)     (7,820,747)
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                    (772,100)        (60,088)
   Purchase of investments                                                           (93,019,580)    (52,110,935)
   Maturity of investments                                                            63,270,014      11,245,034
   Equity investment in affiliate, net                                                                 1,931,476
   Decrease (increase) in interest receivable included in short-term
      and long-term investments                                                          490,569        (265,892)
                                                                                    ------------    ------------
         Net cash used in investing activities                                       (30,031,097)    (39,260,405)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock                                                      (1,268,469)             --
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                            21,107,248      68,318,735
                                                                                    ------------    ------------
          Net cash provided by financing activities                                   19,838,779      68,318,735
                                                                                    ------------    ------------
Effect of exchange rate changes on cash                                                 (443,790)             --
    Net (decrease) increase in cash and cash equivalents                             (17,512,355)     21,237,583
Cash and cash equivalents at beginning of period                                      48,469,646       2,804,270
                                                                                    ------------    ------------
Cash and cash equivalents at end of period                                          $ 30,957,291      24,041,853
                                                                                    ============    ============
Supplemental schedule of noncash financing activities:
   issuance of Common Stock for research and development and
   services                                                                         $         --          43,615
                                                                                    ============    ============


                 See accompanying notes to financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Texas Biotechnology Corporation and its subsidiaries (collectively referred to as the "Company" or "TBC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for any other interim period, or for the year ended December 31, 2001. Certain prior period amounts have been reclassified for comparative purposes. Reported revenues and net income or loss for the three month and six month periods ended June 30, 2000 have been restated to reflect the Company's adoption, effective January 1, 2000, of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999.

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

     (c)  Cash, Cash Equivalents, Short-Term Investments and Long-Term
          Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At June 30, 2001, approximately $2,937,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At June 30, 2001, the Company's short-term investments consisted of approximately $2,870,000 in time deposits, $817,000 in government agency discount bonds and $29,911,000 in corporate commercial paper and loan participations. Long-term investments consist of approximately $31,503,000 in government agency discount bonds and $7,476,000 in loan participations, all with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

     (f)  Research and Development Costs

          All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits charged to research and development in the three month periods ended June 30, 2001 and 2000 were approximately $1,593,000 and $1,246,000, respectively. Salaries and benefits charged to research and development in the six month periods ended June 30, 2001 and 2000 were approximately $3,119,000 and $2,606,000, respectively. Payments related to the acquisition of in-process research and development are expensed as incurred until the development phase of the purchased compound is completed.

     (g)  Net Loss Per Common Share

          Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding during the period. For the three month and six month periods ended June 30, 2001, the weighted average common shares used to compute basic and diluted net loss per common share totaled 44,259,523 and 43,748,646 shares, respectively; securities convertible into common stock, comprised of stock options and warrants totaling 4,351,562 shares at June 30, 2001, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive. For the three month period ended June 30, 2000, the weighted average common shares used to compute basic and diluted net income per common share totaled 40,033,069 and 43,261,069 shares, respectively. For the six month period ended June 30, 2000, the weighted average common shares used to compute basic and diluted net loss per common share totaled

     37,322,681 shares; securities convertible into Common Stock comprised of stock options and warrants totaling 3,342,307 shares at June 30, 2000 were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

     (h)  Reclassifications

          Certain reclassifications have been made to prior period financial statements to conform with the June 30, 2001 presentation with no effect on net income (loss) previously reported.

     (i)  Revenue Recognition

          Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee. As a result of the Company's adoption at October 1, 2000, effective January 1, 2000, of SAB101, the Company defers the recognition of milestone payments it receives related to contractual agreements, which are still in the developmental stage. Such deferred revenues are amortized into income over the estimated remaining developmental period. Milestone payments received under contractual agreements which have completed the developmental stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company's intellectual property are similarly deferred, and amortized into income over the estimated developmental period of the licensed item or items. Revenue from grants is recognized as earned under the terms of the related grant agreements. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

     (j)  Patent Application Costs

          Costs incurred in filing for patents are expensed as incurred.

     (k)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

     (l)  Intangible Assets

          Intangible assets consist of purchased technologies, are capitalized because there is an alternative future use, and are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for the three month and six month periods ended June 30, 2001 was $26,346 and $52,692, respectively. Amortization of purchased technologies is included in amortization expense in the consolidated statements of operations and comprehensive loss. As circumstances dictate, the Company evaluates the recoverability of its intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

     (m)  Treasury Stock

          Treasury stock is recorded at cost. On May 3, 2001, the Company announced that its Board of Directors has authorized a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period. Pursuant to the stock repurchase program, the Company has repurchased 160,000 shares for net proceeds of approximately $1,268,000 during the three and six months ended June 30, 2001.

     (n)  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS141), "Business Combinations." SFAS141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The Company does not expect the adoption of SFAS141 to have a material impact on its business because it currently has no planned or pending acquisitions.

     In July 2001, the FASB also issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS142) which will be effective for the Company as of January 1, 2002. SFAS142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. The Company does not expect the adoption of SFAS142 to have a material impact on its business because it currently has no goodwill or other intangible assets with indefinite lives.

(3) CAPITAL STOCK

     In December 1993, the Company completed an initial public offering comprised of 4,082,500 units, each unit consisting of one share of Common Stock (par value $.005 per share) and one warrant to purchase one share of Common Stock. There were 2,386,645 warrants outstanding as of December 31, 2000, which were exercised on January 2, 2001 for net proceeds of approximately $20.1 million.

(4) STOCK OPTIONS

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans and applies FASB Statement No. 123, Accounting for Stock-Based Compensation and related interpretations in reporting for its plans.

     A summary of stock options as of June 30, 2001, follows:

                           EXERCISE PRICE                               EXERCISED/                  AVAILABLE
  STOCK OPTION PLANS         PER SHARE      AUTHORIZED    OUTSTANDING      OTHER      EXERCISABLE   FOR GRANT
  ------------------       --------------   -----------   -----------   -----------   -----------   ---------
1990 Plan ..............   $ 1.38-$21.59        285,715       186,329        99,386       154,665          --
1992 Plan ..............   $ 1.41-$21.59      1,700,000       905,214       789,971       738,634       4,815
Director Plan ..........   $ 3.50-$ 4.54         71,429        34,242        37,187        34,242          --
1995 Plan ..............   $ 1.31-$21.59      2,000,000     1,610,189       386,198     1,341,909       3,613
1995 Director Plan .....   $ 1.38-$11.31        500,000       313,825        38,096       235,582     148,079
1999 Plan ..............   $ 5.51-$20.13      3,000,000     1,040,950        48,536       173,598   1,910,514
                                            -----------   -----------   -----------   -----------   ---------
       TOTALS ..........                      7,557,144     4,090,749     1,399,374     2,678,630   2,067,021
                                            ===========   ===========   ===========   ===========   =========

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

     At June 30, 2001 and December 31, 2000, the net deferred tax asset, representing primarily net operating loss carryforwards and start-up costs deferred for tax purposes, totaled approximately $41,543,000 and $39,234,000, respectively. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is more likely than not that the Company will not recover these assets. The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

     At June 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards of approximately $72,246,000 and $68,955,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2021.

(6) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                           JUNE 30,    DECEMBER 31,
                                                             2001          2000
                                                         -----------   ------------
Laboratory and office equipment ......................   $ 6,619,177   $  6,069,207
Leasehold improvements ...............................     4,114,341      3,923,687
                                                         -----------   ------------
                                                          10,733,518      9,992,894
Less accumulated depreciation and amortization .......     7,937,938      7,624,929
                                                         -----------   ------------
                                                         $ 2,795,580   $  2,367,965
                                                         ===========   ============

(7) COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of June 30, 2001 as follows:

Stock option plans....................................................        6,157,770
Other warrants outstanding............................................          260,813
                                                                         --------------
         Total shares reserved........................................        6,418,583
                                                                         ==============

(8) RESEARCH AGREEMENTS

     On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical, a Korean corporation, to develop and market compounds derived from the Company's endothelin receptor antagonist and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. In addition, LG Chemical has committed to pay $10.7 million in research payments. Effective June 6, 2000, the Company assigned one-half of the research payment to ICOS-TBC. Of this amount, $8.1 million has been paid.

     Under the terms of the Company's agreement with ICOS-TBC, the Company will provide, and be reimbursed for, research and development activities conducted on behalf of ICOS-TBC. During the three month and six month periods ended June 30, 2001, the Company incurred direct research and development costs of approximately $1,987,000 and $3,124,600, respectively, and, pursuant to its agreement with ICOS-TBC, billed such costs to ICOS-TBC. The Company's revenues for the three month and six month periods ended June 30, 2001 included approximately $379,000 and $780,400, respectively, of TBC personnel time charged to ICOS-TBC. Approximately $3,912,300 of such costs were recorded as a related party receivable, for which payment was received in July 2001. Also see Note 9, License Agreements, below.

     The Company also receives reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline ("GSK") (Note 11), Schering-Plough (Note
9) and Revotar (Note 10).

(9) LICENSE AGREEMENTS

     Mitsubishi-Tokyo Pharmaceuticals Agreement

          TBC has entered into an agreement with Mitsubishi-Tokyo Pharmaceuticals ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. During 2000, we signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May, which will be recognized in revenues over the expected development period, and accordingly, revenues in the three and six month periods ended June 30, 2001 include approximately $71,400 related to such milestone payment.

          In exchange for the license to Genentech, Inc, (the "Former Licensor") of its Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with HIT. The value of $965,970 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in the three month and six month periods ended June 30, 2001 was approximately $26,300 and $52,700, respectively and will be approximately $106,000 annually in future periods. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

     ICOS Corporation Partnership

          On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership will seek to develop and globally commercialize ET(A) receptor antagonists. As a result of our contribution of technology, ICOS-TBC paid a license fee to us in June 2000, and will make additional milestone payments to us that together could be as much as

     $55.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology and the Company recognized approximately $120,900 and $241,900 of it as revenue during the three month and six month periods ended June 30, 2001, respectively.

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

          During the three month and six month periods ended June 30, 2001, the Company recognized a loss of approximately $2,242,000 and $3,770,800, respectively, representing the Company's proportionate share of the losses of ICOS-TBC, including amounts billed by the Company to ICOS-TBC as discussed in Note 8, Research Agreements, above.

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

(10) FOREIGN SUBSIDIARY

     During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the developmental and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,010 on its consolidated balance sheet at June 30, 2001 and December 31, 2000. The minority interest in Revotar at June 30, 2001 and December 31, 2000, was $1,777,172 and $1,962,273, respectively. The Company's consolidated net loss for the three month and six month periods ended June 30, 2001 was reduced by approximately $123,000 and $185,000, respectively, for the Revotar minority shareholders' approximately 45% interest in Revotar's loss.

(11) COMMERCIALIZATION AGREEMENT

     In connection with TBC's development and commercialization of Argatroban, in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with GSK (the "SmithKline Agreement") whereby GSK was granted exclusive rights to work with TBC in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. As a result of the Company's implementation of SAB101, effective January 1, 2000, revenues in the three month and six month periods ended June 30, 2000 include approximately $1,183,000 and $2,366,000, respectively, of the license fee and 1997 milestone payments. The effect on revenues in the six month period ended June 30, 2000 was offset by a loss of approximately $2,366,000 from the cumulative effect, at January 1, 2000, of the change in accounting principle resulting from the deferral of certain license fees and milestone payments received in 1997.

(12) 401(k) PLAN

     The Company adopted a 401(k) plan, which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $10,500 per employee in 2000. Effective on January 1, 2001, the Compensation and Personnel Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001, resulting in charges to operating expense during the three month and six month periods ended June 30, 2001 of approximately $44,000 and $84,000, respectively.

(13) COMMITMENTS AND CONTINGENCIES

     (a) Foreign Currency Exchange Risk

          The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

          The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. Furthermore, the carrying value of the Company's investment in its German subsidiary will fluctuate as a result of such changing exchange rates. The Company, accordingly, included an unrealized loss of approximately $148,300 and $443,800, respectively, in its comprehensive loss for the three month and six month periods ended June 30, 2001. The Company had an intercompany receivable from our German subsidiary at June 30, 2001 and December 31, 2000; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

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

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001


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

     Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $112.6 million from the date of our inception to June 30, 2001. We have primarily financed our operations to date through:

     o private placements of common stock, which raised an aggregate of $34.3 million in net proceeds;

     o our initial public offering, which raised an aggregate of $24.2 million in net proceeds including the over-allotment sold in January 1994;

     o a private placement of 5% preferred stock on March 14, 1997, which raised approximately $6.0 million in net proceeds, and;

     o subsequent public offerings, one of which closed during October 1997 and raised approximately $26.7 million and one of which closed during April 2000 and raised approximately $65.2 million in net proceeds; and

     o exercise of public warrants for an aggregate of approximately $21.6 million in net proceeds through January 2001.

     Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results, which may be expected for any other interim period, or for the year ended December 31, 2001.

                              RESULTS OF OPERATIONS

            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

     Revenues were approximately $2,463,000 and $9,414,000 in the three month periods ended June 30, 2001 and 2000, respectively. Revenues in the three months ended June 30, 2000 included a $7,500,000 milestone payment, received from GSK, upon approval by the FDA for the use of Argatroban. After taking the $7,500,000 milestone payment into consideration, other sources of revenue increased approximately $548,000 in the three months ended June 30, 2001, as compared with the three months ended June 30, 2000. The increase of $548,000 in 2001 is primarily attributable to increases of approximately $832,000 in research payments received from collaborative partners and approximately $617,000 in royalties on the sales of Argatroban and research reimbursements earned from ICOS-TBC, partially offset by reduced revenues pursuant to milestone and license fees of approximately $901,000.

    Revenues in the six months ended June 30, 2001 increased approximately $1,112,000 over the six months ended June 30, 2000, after taking the $7,500,000 milestone payment, discussed above, into consideration. The increase of $1,112,000 in 2001 is primarily attributable to increases of approximately $1,743,000 in research payments from collaborative partners and approximately $1,196,000 in royalties from the sale of Argatroban and research reimbursements from ICOS-TBC, partially offset by reduced revenues pursuant to milestone and license fees of approximately $1,827,000.

     The Company implemented on October 1, 2000, effective January 1, 2000, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999. Pursuant to the requirements of SAB101, receipts of license fees and milestone payments, which in prior years had been recognized upon receipt, are now recognized as revenues over the developmental period. As a result of the adoption of SAB101, revenues in the three and six months ended June 30, 2000 were decreased by approximately $1,835,000 and $652,000, respectively. For further discussion of SAB101 see Note 1 to the Condensed Consolidated Financial Statements, included herein.

     Research and development expense increased approximately $1,047,000 in the three months ended June 30, 2001, as compared with the three months ended June 30, 2000. The increase is primarily due to higher levels of research staff, and their related expenses, during the current year period, and to the expenses of Revotar, which was formed in September 2000. Research and development expense increased approximately $682,000 in the six months ended June 30, 2001, as compared with the six months ended June 30, 2000. Similarly, the increase is attributable to higher levels of research staff, and to the expenses of Revotar, although the increase primarily occurred during the quarter ended June 30, 2001.

     The Company's equity in the losses of ICOS-TBC increased approximately $1,675,000 and $3,204,000 in the three and six month periods ended June 30, 2001, as compared with the three and six month periods ended June 30, 2000. ICOS-TBC was formed in June 2000, prior to that time expenses associated with the research and development of the Company's endothelin antagonist program were included in research and development expenses.

     General and administrative expenses in the three months ended June 30, 2001 increased approximately $435,000 when compared with the three months ended June 30, 2000. The increase is primarily attributable to the initiation of a marketing department, initial expenses of listing the Company's common stock on NASDAQ, and expenses of Revotar. General and administrative expenses in the six months ended June 30, 2001 and the six months ended June 30, 2000 were comparable.

     Investment income in the three and six months ended June, 2001 increased approximately $318,000 and $1,767,000 compared to the comparable prior year periods. The increase is the result of the investment of proceeds from the Company's common stock offering in April 2000 and proceeds of the exercise of publicly traded warrants in January 2001, although the effect of increased cash balances was partially offset by the lower interest rates which have prevailed in the current year periods, as compared with the prior year periods.

     We incurred a net loss of $4,538,633, or $0.10 per share in the three months ended June 30, 2001, as compared with a net profit of $5,128,612 or $0.13 per share (basic) and $0.12 per share (diluted) in the three months ended June 30, 2000. The profit in the prior year results is attributable to the recognition of a $7,500,000 milestone payment, discussed above, in June 2000. After taking the $7,500,000 milestone into consideration, the increased loss of approximately $2,371,000 in the current year period is primarily due to increased operating expenses, partially offset by higher revenues and higher investment income in the current year period.

     In the six month period ended June 30, 2001, we incurred a net loss of $7,048,196. In the comparable six month period ended June 30, 2000, we reported a profit of $1,324,871, before the $2,366,000 cumulative effect of change in accounting principle, discussed below. As discussed above, the prior year profit is attributable to the $7,500,000 milestone payment from GSK. After taking the effect of the milestone payment into consideration, the increased loss of approximately $870,000 in the six months ended June 30, 2001 is primarily due to increased operating expenses, partially offset by higher revenues and higher investment income in the current year period.

     The net loss of $1,041,363 in the six months ended June 30, 2000 includes a loss of $2,366,234 for the cumulative effect, at January 1, 2000, of the change in accounting principle resulting from the deferral of certain license fees and milestone payments received in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

     We have funded operations to date principally through:

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

     At June 30, 2001 we had cash, cash equivalents and short-term and long-term investments of $104.3 million, including the cash of Revotar. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received, under the terms of a collaborative agreement with Mitsubishi, a $2.0 million milestone payment in May. On May 3, 2001, the Company announced that its Board of Directors has authorized a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period. Pursuant to the stock repurchase program, the Company has repurchased 160,000 shares for a net cost of approximately $1,268,000 during the three and six months ended June 30, 2001.

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

     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. We have accumulated approximately $112.6 million in net losses through June 30, 2001. Estimates of our future capital requirements will depend on many factors, including:

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

     We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. Furthermore, the carrying value of the Company's investment in its German subsidiary will fluctuate as a result of such changing exchange rates. The Company, accordingly, included an unrealized loss of approximately $148,300 and $443,800 in its comprehensive loss for the three and six months ended June 30, 2001, respectively. We had an intercompany receivable from our German subsidiary at June 30, 2001 and December 31, 2000; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. We have contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, we have not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 30, 2001, an annual meeting of our stockholders was held. The holders of 40,234,879 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

     (a) Election of Directors

         The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                    NUMBER OF                 NUMBER OF
                 NAME               VOTES FOR             VOTES ABSTAINING
                 ----               ---------             ----------------
       Ron J. Anderson              35,341,550               4,893,329

       Frank C. Carlucci            40,048,372                 186,507

       Robert J. Cruikshank         39,753,910                 480,969

       Richard A. F. Dixon          35,573,836               4,661,043

       David B. McWilliams          35,859,836               4,375,043

       Suzanne Oparil               40,052,758                 182,129

       John M. Pietruski            40,050,025                 184,854

       James A. Thomson             40,055,850                 179,029

       James T. Willerson           40,051,850                 183,029

     (b) Adoption of the Amendment to the 1999 Stock Incentive Plan

         The stockholders approved the proposal to adopt the Amendment to the 1999 Stock Incentive Plan. Votes were cast as follows:

             NUMBER OF                  NUMBER OF                  NUMBER OF
             VOTES FOR                VOTES AGAINST            VOTES ABSTAINING
             ---------                -------------            ----------------
             32,424,454                 7,668,098                  142,327

ITEM 5.  OTHER INFORMATION

         On July 20, 2001, the Company announced in a press release that the U.S. Food and Drug Administration had issued an approvable letter for a supplemental New Drug Application (sNDA) for Argatroban that further expands the treatable patient population to include patients who have or who are at risk of developing thrombosis associated with heparin-induced thrombocytopenia (HIT) and are undergoing percutaneous coronary intervention (PCI). The sNDA defines dosing guidelines for the use of Argatroban during PCI in such patients.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Two reports on Form 8-K (Item 5) were filed during the quarter ended June 30, 2001. The first report was filed with the Securities and Exchange Commission on May 3, 2001 regarding first quarter results for 2001, updates on key programs and the stock repurchase program. The second report was filed with the Securities and Exchange Commission on June 18, 2001 regarding the move to the Nasdaq Stock Market.

                         TEXAS BIOTECHNOLOGY CORPORATION

                                  JUNE 30, 2001

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2001.




                             TEXAS BIOTECHNOLOGY CORPORATION


                             By:  /s/ David B. McWilliams
                                  -----------------------------------------
                             David B. McWilliams
                             President and Chief Executive Officer






                             By: /s/ Stephen L. Mueller
                                -------------------------------------------
                             Stephen L. Mueller
                             Vice President, Finance and Administration
                             Secretary and Treasurer
                             (Principal Financial and Accounting Officer)