Form 10-Q
period 2001-09-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2001-11-14
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 2001

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

           Class                                 Outstanding at November 9, 2001
           -----                                 -------------------------------

common stock, $0.005 par value                               43,570,638

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                                                PAGE NO.
                                                                                                --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                1

           Consolidated Statements of Operations and Comprehensive Income for the
           three and nine months ended September 30, 2001 and 2000                                   2

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000                                                               3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                  13

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              18


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               19

           ITEM 2:  Changes in Securities                                                           19

           ITEM 3:  Defaults Upon Senior Securities                                                 19

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             19

           ITEM 5:  Other Information                                                               19

           ITEM 6:  Exhibits and Reports on Form 8-K                                                19

SIGNATURES                                                                                          20

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                         2001            2000
                                                                          -------------   -------------
                                                                                   (Unaudited)
Current assets:
      Cash and cash equivalents                                           $  31,374,421   $  48,469,646
      Short-term investments                                                 29,811,747      39,067,999
      Accounts receivable                                                       326,146         237,411
      Other current receivables                                               2,528,687         626,109
      Receivable from affiliate under collaborative arrangement               1,052,346         882,157
      Prepaids                                                                  899,796       1,349,264
                                                                          -------------   -------------
          Total current assets                                               65,993,143      90,632,586

Long-term investments                                                        37,923,792       4,995,000

Equipment and leasehold improvements,  less
      accumulated depreciation and amortization                               3,474,857       2,367,965
Other assets                                                                    893,831         972,869
                                                                          -------------   -------------
          Total assets                                                    $ 108,285,623   $  98,968,420
                                                                          =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                    $   1,206,561   $     942,013
      Accrued expenses                                                        1,345,581       3,620,517
      Deferred revenue                                                        1,944,989       1,029,176
                                                                          -------------   -------------
          Total current liabilities                                           4,497,131       5,591,706

Liability to affiliate                                                        2,155,447       1,376,303

Deferred revenue from affiliate                                               2,013,178       1,209,302
Deferred revenue from unrelated parties                                       3,389,865       2,181,816
Deferred credit                                                               2,620,010       2,620,010
Minority interest in Revotar                                                  1,511,508       1,962,273

Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $.005 per share.  At September 30, 2001 and December 31, 2000, 5,000,000 shares authorized;
          none outstanding                                                           --              --
      Common stock, par value $.005 per share.  At September 30, 2001,
          75,000,000 shares authorized; 43,782,308 shares issued
          At December 31, 2000, 75,000,000 shares authorized;
          41,203,197 shares issued and outstanding                              218,912         206,016
      Additional paid-in capital                                            210,608,878     189,390,790
      Treasury stock, at cost, 213,000 shares at September 30, 2001          (1,602,484)             --
      Other comprehensive loss                                                 (234,987)        (15,341)
      Accumulated deficit                                                  (116,891,835)   (105,554,455)
                                                                          -------------   -------------
          Total stockholders' equity                                         92,098,484      84,027,010
                                                                          -------------   -------------
          Total liabilities and stockholders' equity                      $ 108,285,623   $  98,968,420
                                                                          =============   =============



          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------            -------------------------------
                                                      2001                2000                    2001                2000
Revenues:
     Research agreements                          $   498,624         $   908,002            $  3,295,664         $ 1,961,839
     Collaborative research and
        development from affiliate                    385,821             548,023               1,166,189             701,425
     Royalty income, net                              333,000                 ---                 901,886                 ---
     License fee and milestone income                 486,247             275,899               1,072,262          10,188,644
                                                  -----------         -----------            ------------         -----------
        Total revenues                              1,703,692           1,731,924               6,436,001          12,851,908
                                                  -----------         -----------            ------------         -----------

Expenses:
     Research and development                       3,646,586           2,417,645              11,518,869           9,608,044
     Equity in loss of affiliate (ICOS-TBC)         2,155,444           1,388,708               5,926,268           1,955,366
     General and administrative                     1,608,764           1,393,672               5,028,939           4,762,411
                                                  -----------         -----------            ------------         -----------
        Total expenses                              7,410,794           5,200,025              22,474,076          16,325,821
                                                  -----------         -----------            ------------         -----------

        Operating loss                             (5,707,102)         (3,468,101)            (16,038,075)         (3,473,913)

Investment income, net                              1,152,254           1,486,408               4,249,930           2,817,090
                                                  -----------         -----------            ------------         -----------
        Net loss before minority interest          (4,554,848)         (1,981,693)            (11,788,145)           (656,823)

Minority interest in loss of Revotar                  265,665             128,968                 450,765             128,968
                                                  -----------         -----------            ------------         -----------

     Net loss before cumulative effect of
        change in accounting principle             (4,289,183)         (1,852,725)            (11,337,380)           (527,855)

     Cumulative effect of change
        in accounting principle                           ---                 ---                     ---          (2,366,234)
                                                  -----------         -----------            ------------         -----------

        Net loss                                  $(4,289,183)        $(1,852,725)           $(11,337,380)        $(2,894,089)

Other Comprehensive Income (Loss):
     Unrealized gain (loss) on foreign
        currency translation                          224,144                 ---                (219,646)                ---
                                                  -----------         -----------            ------------         -----------
        Comprehensive loss                        $(4,065,039)        $(1,852,725)           $(11,557,026)        $(2,894,089)
                                                  ===========         ===========            ============         ===========

Net loss per share basic and diluted
        basic and diluted                         $     (0.10)        $     (0.05)           $      (0.26)        $     (0.08)
                                                  ===========         ===========            ============         ===========

Weighted average common shares used
     to compute net loss per share:
     basic and diluted                             43,607,948          40,880,185              43,658,764          38,517,172
                                                  ===========         ===========            ============         ===========

          See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                               2001                       2000
                                                                          -------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(11,337,380)               $(2,894,089)
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
          Depreciation and amortization                                         594,597                    662,993
          Equity in loss of affiliate                                         5,926,268                  1,955,366
          Minority interest in loss of Revotar                                 (450,765)                  (128,968)
          Expenses paid with stock                                                    -                     23,196
          Compensation expense related to stock options                         108,233                          -
          Loss on disposition of fixed assets                                     6,407                      6,568
   Change in operating assets and liabilities, net of
      effect of acquisition:
    Increase in accounts receivable                                             (88,735)                         -
    Decrease in prepaids                                                        449,468                    297,164
    (Increase) decrease in other current receivables                         (1,902,578)                   495,412
    Increase in receivable from affiliate under
          collaborative arrangement                                            (170,189)                (2,769,617)
    Decrease in other assets                                                          -                     55,504
    (Decrease) increase in current liabilities                               (2,010,388)                 1,371,104
    Decrease in liability to affiliate                                       (5,147,124)                         -
    Increase in deferred revenue from unrelated parties                       1,457,192                  2,863,637
    Increase in deferred revenue from affiliate                               1,470,546                  1,809,945
                                                                          -------------               ------------
          Net cash (used in) provided by operating activities               (11,094,448)                 3,748,215
                                                                          -------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                         (1,628,858)                  (241,543)
   Purchase of investments                                                 (111,980,145)               (77,740,272)
   Maturity of investments                                                   88,077,199                 33,621,722
   Decrease (increase) in interest receivable included in short-term
      and long-term investments                                                 230,406                   (806,568)
                                                                          -------------               ------------
         Net cash used in investing activities                              (25,301,398)               (45,166,661)
                                                                          -------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock                                             (1,602,484)                         -
   Contribution from minority interest in consolidated subsidiary                     -                  4,415,950
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                   21,122,751                 68,833,775
                                                                          -------------               ------------
          Net cash provided by financing activities                          19,520,267                 73,249,725
                                                                          -------------               ------------

Effect of exchange rate changes on cash                                        (219,646)                         -
    Net (decrease) increase in cash and cash equivalents                    (17,095,225)                31,831,279

Cash and cash equivalents at beginning of period                             48,469,646                  2,804,270
                                                                          -------------               ------------
Cash and cash equivalents at end of period                                $  31,374,421               $ 34,635,549
                                                                          =============               ============

Supplemental schedule of noncash activities:
   Issuance of Common Stock in payment for intangible asset                           -                    965,970
   Issuance of Common Stock for research and development and services                 -                     23,196
                                                                          -------------               ------------
                                                                          $           -               $    989,166
                                                                          =============               ============

          See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Texas Biotechnology Corporation and its subsidiaries (collectively referred to as the "Company" or "TBC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ended December 31, 2001. Certain prior period amounts have been reclassified for comparative purposes. Reported revenues and net loss for the three month and nine month periods ended September 30, 2000 have been restated to reflect the Company's adoption, effective January 1, 2000, of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999.

(2)    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (a) Organization

           Texas Biotechnology Corporation, a Delaware corporation, is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. In June, 2000, TBC, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS are both 50% owners in ICOS-TBC. During the third quarter of 2000, TBC formed Revotar Biopharmaceuticals AG ("Revotar"), a German Corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize TBC's selectin antagonists. The Company retained a majority interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product, for which it receives royalty income, Argatroban, began during November 2000.

       (b) Basis of Consolidation

           The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, IPI and TBC-ET, Inc., and its majority controlled subsidiary, Revotar. All material intercompany balances and transactions have been eliminated.

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

           Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At September 30, 2001, approximately $872,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At September 30, 2001, the Company's short-term investments consisted of approximately $3,099,000 in time deposits, $817,000 in government agency discount bonds and $25,719,000 in corporate commercial paper and loan participations. Long-term investments consist of approximately $30,003,000 in government agency discount bonds and $7,476,000 in loan participations, all with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

       (f) Research and Development Costs

           All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits charged to research and development in the three-month periods ended September 30, 2001 and 2000 were approximately $1,737,000 and $1,324,000, respectively. Salaries and benefits charged to research and development in the nine-month periods ended September 30, 2001 and 2000 were approximately $4,856,000 and $3,930,000, respectively. Payments related to the acquisition of in-process research and development are expensed as incurred until the development phase of the purchased compound is completed.

       (g) Net Loss Per Common Share

           Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three month and nine month periods ended September 30, 2001, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,607,948 and 43,658,764 shares, respectively; securities convertible into common stock, comprised of stock options and warrants totaling 4,326,812 shares at September 30, 2001, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive. For the three and nine month periods ended September 30, 2000, the weighted average common shares used to compute basic and diluted net income per common share totaled 40,880,185 and 38,517,172 shares, respectively. Stock options and warrants totaling 7,597,493 shares at September 30, 2000 were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

       (h) Reclassifications

           Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2001 presentation with no effect on net loss previously reported.

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

       (l) Intangible Assets

           Intangible assets consist of purchased technologies, are capitalized because there is an alternative future use, and are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for the three month and nine month periods ended September 30, 2001 was $26,346 and $79,038, respectively. Amortization of purchased technologies is included in amortization expense in the consolidated statements of operations and comprehensive loss. As circumstances dictate, the Company evaluates the recoverability of its intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

       (m) Treasury Stock

           Treasury stock is recorded at cost. On May 3, 2001, the Company announced that its Board of Directors has authorized a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period. Pursuant to the stock repurchase program, the Company has repurchased 53,000 shares and 213,000 shares for net proceeds of approximately $334,000 and $1,602,000 during the three and nine months ended September 30, 2001, respectively.

       (n) New Accounting Pronouncements

           In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS141), "Business Combinations." SFAS141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method. The Company does not expect the adoption of SFAS141 to have a material impact on its business because it currently has no planned or pending acquisitions.

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

           In August 2001, the FASB issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS143 is effective for all fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS143 to have a significant impact on our financial condition or results of operations.

           In October 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. SFAS144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years. We do not expect the adoption of SFAS144 to have a significant impact on our financial condition or results of operations.

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

       A summary of stock options as of September 30, 2001, follows:

                         EXERCISE PRICE                              EXERCISED/                   AVAILABLE
  STOCK OPTION PLANS       PER SHARE     AUTHORIZED    OUTSTANDING     OTHER       EXERCISABLE    FOR GRANT
  ------------------       ---------     ----------    -----------     -----       -----------    ---------
1990 Plan............     $ 1.38-$21.59     285,715        185,495     100,220        153,831            ---
1992 Plan............     $ 1.41-$21.59   1,700,000        888,213     789,971        741,802         21,816
Director Plan........     $ 3.50-$ 4.54      71,429         34,242      37,187         34,242            ---
1995 Plan............     $ 1.31-$21.59   2,000,000      1,606,255     390,132      1,390,931          3,613
1995 Director Plan...     $ 1.38-$11.31     500,000        315,010      38,096        236,767        146,894
1999 Plan ...........     $ 5.51-$20.13   3,000,000      1,035,950      48,536        173,598      1,915,514
                                         ----------    -----------   ---------      ---------    -----------
       TOTALS........                     7,557,144      4,065,165   1,404,142      2,731,171      2,087,837
                                         ==========    ============  =========      =========    ===========

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

       At September 30, 2001 and December 31, 2000, the net deferred tax asset, representing primarily net operating loss carryforwards and start-up costs deferred for tax purposes, totaled approximately $44,975,000 and $39,234,000, respectively. The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is more likely than not that the Company will not recover these assets. The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

       At September 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards of approximately $80,995,000 and $68,955,000, respectively, for federal income tax return purposes. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2002 through 2021.

(6)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following:

                                                               SEPTEMBER 30,            DECEMBER 31,
                                                                    2001                    2000
                                                                    ----                    ----
       Laboratory and office equipment.................       $   7,293,708             $   6,069,207
       Leasehold improvements..........................           4,296,569                 3,923,687
                                                              -------------             -------------
                                                                 11,590,277                 9,992,894
       Less accumulated depreciation and amortization..           8,115,420                 7,624,929
                                                              -------------             -------------
                                                              $   3,474,857             $   2,367,965
                                                              =============             =============

(7)    COMMON STOCK RESERVED

       The Company has reserved Common Stock for issuance as of September 30, 2001 as follows:


       Stock option plans.................................      6,153,002
       Other warrants outstanding.........................        260,813
                                                               ----------
                 Total shares reserved....................      6,413,815
                                                               ==========

(8)    RESEARCH AGREEMENTS

       In 1996, the Company signed a strategic alliance agreement with LG Chemical, a Korean corporation, to develop and market compounds derived from the Company's endothelin receptor antagonist and selectin antagonist programs for certain disease indications. LG Chemical committed to pay $10.7 million in research payments, of which $8.1 million has been paid. In June, 2000, the Company assigned one-half of the research payment to ICOS-TBC. In August 2001, the Company and LG Chemical mutually agreed to terminate the above strategic alliance agreement, accordingly, no further research payments are expected from LG Chemical and LG Chemical's rights under such agreement have ended.

       Under the terms of the Company's agreement with ICOS-TBC, the Company will provide, and be reimbursed for, research and development activities conducted on behalf of ICOS-TBC. During the three-month and nine month periods ended September 30, 2001, the Company incurred direct research and development costs of approximately $820,000 and $3,945,000, respectively, and, pursuant to its agreement with ICOS-TBC, billed such costs to ICOS-TBC. The Company's revenues for the three month and nine month periods ended September 30, 2001 included approximately $386,000 and $1,166,000, respectively, of TBC personnel time charged to ICOS-TBC. Approximately $1,052,000 of such costs were recorded as a related party receivable as of September 30, 2001. Also see Note 9, License Agreements, below.

       The Company also receives reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline ("GSK") (Note 11), Schering-Plough (Note 9) and Revotar (Note 10).

(9)    LICENSE AGREEMENTS

       Mitsubishi Pharma Agreement

           TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. During 2000, we signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May, which will be recognized in revenues over the expected development period, and accordingly, revenues in the three and nine month periods ended September 30, 2001 include approximately $107,200 and $179,000 respectively, related to such milestone payment.

           In exchange for the license from Genentech, Inc, (the "Former Licensor") of its Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with HIT. The value of $965,970 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in the three month and nine month periods ended September 30, 2001 was approximately $26,300 and $79,000, respectively and will be approximately $106,000 annually in future periods. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

       ICOS Corporation Partnership

           On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership seeks to develop and globally commercialize ET(A) receptor antagonists. As a result of our contribution of technology, ICOS-TBC paid a license fee to us in June 2000, and has made a milestone payment that together with additional milestone payments could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology, and the Company recognized approximately $121,000 and $363,000 of it as revenue during the three month and nine-month periods ended September 30, 2001, respectively. See Note 2(i), Revenue Recognition, above.

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

           In July 2001, the Company earned a milestone, as a result of enrolling a patient in a phase II/b clinical study of sitaxsentan for the indication of pulmonary hypertension. The Company is recognizing the revenue associated with the milestone over the expected development period, and revenues included approximately $167,000 in the three and nine months ended September 30, 2001.

           During the three month and nine month periods ended September 30, 2001, the Company recognized a loss of approximately $2,155,000 and $5,926,000, respectively, representing the Company's proportionate share of the losses of ICOS-TBC, including amounts billed by the Company to ICOS-TBC as discussed in Note 8, Research Agreements, above.

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

           Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. This upfront license fee is being amortized into revenue over the expected development period. License fee and milestone income in the three and nine months ended September 30, 2001 included approximately $92,000 and $364,000, respectively, related to this upfront license fee. In the three and nine months ended September 30, 2000, license fee and milestone income included approximately $136,000 related to the Schering-Plough license fee. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million.

(10)   FOREIGN SUBSIDIARY

       During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the developmental and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,010 on its consolidated balance sheet at September 30, 2001 and December 31, 2000. The minority interest in Revotar at September 30, 2001 and December 31, 2000, was $1,511,508 and $1,962,273, respectively. The Company's consolidated net loss for the three month and nine month periods ended September 30, 2001 was reduced by $265,665 and $450,765, respectively, for the Revotar minority shareholders' approximately 45% interest in Revotar's loss.

(11)   COMMERCIALIZATION AGREEMENT

       In connection with TBC's development and commercialization of Argatroban, in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with GSK (the "SmithKline Agreement") whereby GSK was granted exclusive rights to work with TBC in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. As a result of the Company's implementation of SAB101, effective January 1, 2000, revenues in the nine month period ended September 30, 2000 include approximately $2,366,000 of the license fee and 1997 milestone payments. The effect on revenues in the nine month period ended September 30, 2000 was offset by a loss of approximately $2,366,000 from the cumulative effect, at January 1, 2000, of the change in accounting principle resulting from the deferral of certain license fees and milestone payments received in 1997.

(12)   401(k) PLAN

       The Company adopted a 401(k) plan, which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $10,500 per employee in 2000. Effective on January 1, 2001, the Compensation and Personnel Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001, resulting in charges to operating expense during the three month and nine month periods ended September 30, 2001 of approximately $42,000 and $126,000, respectively.

(13)   COMMITMENTS AND CONTINGENCIES

       (a) Foreign Currency Exchange Risk

           The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

           The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. Furthermore, the carrying value of the Company's investment in its German subsidiary will fluctuate as a result of such changing exchange rates. The Company, accordingly, included an unrealized gain of $224,144 and loss of $219,646, respectively, in its comprehensive gain/loss for the three month and nine-month periods ended September 30, 2001. The Company had an intercompany receivable from our German subsidiary at September 30, 2001 and December 31, 2000; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

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

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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

       Since our inception in 1989, we have primarily devoted our resources to funding drug discovery research and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $116.9 million from the date of our inception to September 30, 2001.

       Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results, which may be expected for any other interim period, or for the year ended December 31, 2001.

                              RESULTS OF OPERATIONS

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

       Revenues were approximately $1,704,000 and $1,732,000 in the three month periods ended September 30, 2001 and 2000, respectively. While total revenues in the two comparable periods were comparable, research payments received from collaborative partners declined approximately $409,000, primarily due to the termination of the Company's agreement with LG Chemical, as discussed in Note 8 to the financial statements. Research reimbursement earned from ICOS-TBC in the three months ended September 30, 2001, declined approximately $162,000, as compared with the three months ended September 30, 2000; as discussed in Note 9 to the financial statements, sitaxsentan has progressed into the clinical phase of development and less research work on sitaxsentan was conducted by the Company's employees during the three months ended September 30, 2001. The decrease in research payments was partially offset by approximately $333,000 in royalties on the sales of Argatroban and increased milestone and license fee income of approximately $210,000, primarily resulting from the Company having earned an additional milestone from ICOS as a result of patient enrollment in a phase II/b clinical study for sitaxsentan, as discussed in Note 9 to the financial statements.

       Revenues in the nine months ended September 30, 2001 decreased approximately $6,416,000 as compared with the nine months ended September 30, 2000. License fee and milestone income in the nine months ended September 30, 2000 included a milestone payment of $7,500,000 from GSK which was earned upon the approval of Argatroban by the FDA in June 2000, and the recognition of the approximately $2,366,000 in remaining unrecognized license fees and milestones related to Argatroban. After taking the $9,866,000 in revenues related to the approval of Argatroban into consideration, revenues from other license fees and milestones increased approximately $750,000, as a result of license fees and milestone payments received from Schering-Plough, Mitsubishi and ICOS subsequent to June 30, 2000. See Note 9 to the financial statements included herein. Revenues from sources other than license fees and milestones increased approximately $2,700,000. The increase includes royalties earned from the sale of Argatroban in the current year of approximately $902,000. Research payments in the current year period increased approximately $1,334,000, which is comprised of payments received from Schering-Plough, partially offset by the loss of revenues from LG Chemical received in the nine months ended September 30, 2000. Research payments received from the ICOS-TBC partnership increased approximately $465,000 in the nine months ended September 30, 2001; the partnership was formed in June 2000 and the prior year period only included three months of operation.

        The Company implemented on October 1, 2000, effective January 1, 2000, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999. Pursuant to the requirements of SAB101, receipts of license fees and milestone payments, which in prior years had been recognized upon receipt, are now recognized as revenues over the developmental period. As a result of the adoption of SAB101, revenues in the three months ended September 30, 2000 were increased by approximately $82,000 and revenues in the nine months ended September 30, 2000 decreased approximately $569,000. For further discussion of SAB101 see Note 1 to the Condensed Consolidated Financial Statements, included herein.

       Research and development expense increased approximately $1,229,000 in the three months ended September 30, 2001, as compared with the three months ended September 30, 2000. The increase is primarily due to higher levels of research staff, and their related expenses, during the current year period, and to the expenses of Revotar, which was formed in September 2000. Research and development expense increased approximately $1,911,000 in the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000. Similarly, the increase is attributable to higher levels of research staff, and to the expenses of Revotar, although the increase primarily occurred during the quarters ended June 30 and September 30, 2001.

       The Company's equity in the losses of ICOS-TBC increased approximately $767,000 and $3,971,000 in the three and nine-month periods ended September 30, 2001, as compared with the three and nine-month periods ended September 30, 2000. ICOS-TBC was formed in June 2000, prior to that time expenses associated with the research and development of the Company's endothelin antagonist program were included in research and development expenses.

       General and administrative expenses in the three months ended September 30, 2001 increased approximately $215,000 when compared with the three months ended September 30, 2000. The increase is primarily attributable to the expenses of Revotar, which was acquired in September 2000. General and administrative expenses in the nine months ended September 30, 2001 increased approximately $267,000, primarily due to the expenses of Revotar.

       Investment income in the three months ended September 2001 decreased approximately $334,000 compared to the comparable prior year period. The decrease is the result of the lower prevailing interest rates in the current year periods, as compared with the prior year period. Investment income in the nine months ended September 2001 increased $1,433,000, compared to the nine month period in 2000. The increase is the result of the investment of proceeds from the Company's common stock offering in April 2000 and proceeds of the exercise of publicly traded warrants in January 2001, although the effect of increased cash balances was partially offset by the lower interest rates which have prevailed in the current year periods, as compared with the prior year periods.

       We incurred a net loss of $4,289,183, or $0.10 per share in the three months ended September 30, 2001, as compared with a net loss of $1,852,725 or $0.05 per share basic and diluted in the three months ended September 30, 2000. The increased loss of $2,436,458 in the current year period is primarily due to increased operating expenses in the current year period.

       In the nine month period ended September 30, 2001, we incurred a net loss of $11,337,380. In the comparable nine month period ended September 30, 2000, we reported a loss of $527,855, before the $2,366,234 cumulative effect of change in accounting principle, discussed below. The increased loss of approximately $10,809,500 in the nine months ended September 30, 2001 is primarily due to reduced revenues and higher operating expenses in the current year period, as discussed above.

       The net loss of $2,894,089 in the nine months ended September 30, 2000 includes a loss of $2,366,234 for the cumulative effect, at January 1, 2000, of the change in accounting principle resulting from the deferral of certain license fees and milestone payments received in 1997.

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

       At September 30, 2001 we had cash, cash equivalents and short-term and long-term investments of $99.1 million, including the cash of Revotar. The Company's total revenues for 2001 are expected to be in the range of $8.5 million to $9.0 million. Expenses in 2001 are expected to be approximately $34 million to $36 million including internal operations, the Company's share of ICOS results as well as the operations of Revotar. We believe cash, cash equivalents and short-term and long-term investments on hand at December 31, 2001 will approximate $92 million, which is the same amount we had available on December 31, 2000.

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

       o There will be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements and clinical trial expenditures for additional therapeutic indications, such as our ongoing multi-center ischemic stroke trial.

       o Our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed.

       We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. We have accumulated approximately $116.9 million in net losses through September 30, 2001. Estimates of our future capital requirements will depend on many factors, including:

       o    market acceptance and commercial success of Argatroban;

       o expenses and risks associated with clinical trials to expand the indications for Argatroban;

       o    continued scientific progress in our drug discovery programs;

       o    the magnitude of these programs;

       o    progress with preclinical testing and clinical trials;

       o    progress and operating results of Revotar and ICOS-TBC.

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

       You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the contingent factors described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and described under "Additional Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 could substantially harm our business, results of operations and financial condition. Upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

       We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. Furthermore, the carrying value of the Company's investment in its German subsidiary will fluctuate as a result of such changing exchange rates. The Company, accordingly, included an unrealized gain of approximately $224,144 and loss of $219,646 in its comprehensive loss for the three and nine months ended September 30, 2001, respectively. We had an intercompany receivable from our German subsidiary at September 30, 2001 and December 31, 2000; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. We have contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, we have not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION

         On October 31, 2001, the Company announced the election of William R. Ringo, Jr. to its board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         One report on Form 8-K (Item 5) was filed during the quarter ended September 30, 2001. The report was filed with the Securities and Exchange Commission on August 9, 2001 regarding second quarter results for 2001 and updates on key programs.

                         TEXAS BIOTECHNOLOGY CORPORATION

                               SEPTEMBER 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2001.


                                    TEXAS BIOTECHNOLOGY CORPORATION


                                    By:  /s/   DAVID B. MCWILLIAMS
                                       -----------------------------------------
                                    David B. McWilliams
                                    President and Chief Executive Officer



                                    By:  /s/   STEPHEN L. MUELLER
                                       -----------------------------------------
                                    Stephen L. Mueller
                                    Vice President, Finance and Administration
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)