Form 10-K405
period 2001-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2002-03-29
CIK 887023

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS               ON WHICH REGISTERED
                 -------------------              ---------------------
            Common Stock, $.005 par value         Nasdaq National Market


        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $272,517,000 as of March 25, 2002.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of each of the registrant's classes of common stock as of March 25, 2002:

                         TITLE OF CLASS              NUMBER OF SHARES
                         --------------              ----------------
                 Common Stock, $.005 par value         43,690,105

     Documents incorporated by reference:

                           DOCUMENT                      FORM 10-K PARTS
                           --------                      ---------------
         Definitive Proxy Statement, to be filed within        III
                 120 days of December 31, 2001
                     (specified portions)

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

                                     PART I

ITEM 1 -- BUSINESS

                                    OVERVIEW

     Texas Biotechnology Corporation was incorporated in Delaware in 1989 and is sometimes referred to in this report as TBC, we or us. We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, synthetic, small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Our research and development programs are focused on inhibitors (also referred to as antagonists or blockers) that can interrupt certain disease processes. Our programs seek to address unmet medical needs in areas where our compounds will have the greatest likelihood of improving the lives of patients suffering from cardiovascular diseases, thrombocytopenia, pulmonary arterial hypertension, heart failure and inflammatory diseases such as asthma.

     Argatroban is our first marketed product. Argatroban was approved by the U.S. Food and Drug Administration ("FDA") in 2000, and is indicated for prophylaxis or treatment of thrombosis in patients with heparin-induced thrombocytopenia ("HIT"). The drug is being marketed by GlaxoSmithKline, plc ("GSK") and has been on the market since November 2000. GSK is our development, manufacturing and marketing partner for Argatroban.

     Presently, we have four major product development programs.

     o Thrombosis. We are conducting a Phase II human clinical trial for Argatroban as a treatment for acute ischemic stroke. Additionally with GSK, we are evaluating the use of Argatroban in hemodialysis patients and for use in percutaneous coronary intervention ("PCI").

     o Vasospasm Program. We are developing sitaxsentan as an endothelin(A) receptor antagonist, or ET(A), for the treatment of pulmonary arterial hypertension. During June 2000, we formed a partnership, ("ICOS-TBC"), with ICOS Corporation ("ICOS") to develop and commercialize ET(A) receptor antagonists. ICOS-TBC is currently conducting a Phase IIb/III clinical trial in pulmonary arterial hypertension with sitaxsentan and has completed Phase I clinical trials for TBC3711, a second generation ET(A) receptor antagonist that may be developed for cardiovascular or other disease. We are also conducting research of the role of urotensin in hypertension.

     o Vascular Inflammation Program. We are developing a selectin antagonist, TBC1269, for the treatment of asthma and psoriasis. The intravenous form of the drug demonstrated positive anti-inflammatory effects in Phase II clinical trials. During 2000, we formed Revotar Biopharmaceuticals AG ("Revotar"), a majority owned German subsidiary located in Berlin, to further the development of this program. Revotar completed Phase I clinical trials for asthma utilizing an inhaled form of TBC1269. A Phase IIa proof-of-concept clinical trial in psoriasis is being conducted with an injectable form of TBC1269,. We are also conducting research with respect to cell adhesion molecules including vascular cell adhesion molecules, or VCAM, junctional adhesion molecules, or JAM, 2/3 and integrins including very late antigen 4, or VLA-4, a member of the integrin family, (alpha)4(beta)7 and (alpha)v(beta)3 antagonists for the treatment of asthma, rheumatoid arthritis, multiple sclerosis, restenosis and inflammatory bowel disease. We have signed a collaboration and license agreement for the VLA-4 program with Schering-Plough LTD and Schering-Plough Corporation (collectively "Schering-Plough") and are currently conducting research on VLA-4 antagonists for Schering-Plough under this agreement. TBC4746, a VLA-4 antagonist, is currently in preclinical development.

     o Vascular Remodeling. Many disease states involve the remodeling of blood vessels and tissues such as the heart. Several distinct processes including angiogenesis, vascular proliferation, and apoptosis contribute to tissue remodeling. We are conducting research into each of these processes. Our objective is to identify inhibitors which could be useful in treating diseases including congestive heart failure, or CHF, ischemic stroke, rheumatoid arthritis, and acute myocardial infarction.

                                BUSINESS STRATEGY

     The key elements of our business strategy are as follows:

Maximize sales of Argatroban by expanding indications for its use

     Our marketing, manufacturing and distribution partner, GSK, began selling Argatroban during November 2000 as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT. In addition:

     o during 2001, we received an approvable letter from the FDA on our supplementary NDA ("sNDA") for Argatroban for use in HIT patients undergoing PCI;

     o during 2001 we received approval to market Argatroban in Canada for patients with HIT;

     o we are conducting a Phase II human clinical trial to evaluate the use of Argatroban for use in acute ischemic stroke, an indication for which Argatroban is approved and sold in Japan by Mitsubishi-Tokyo Pharmaceuticals ("Mitsubishi"), the licensor of Argatroban and by their licensee; and

     o we are evaluating the use of Argatroban for use in hemodialysis patients and for use in PCI.

Focus on the identification and development of new drugs for the treatment of diseases involving the vascular endothelium

     Injury to the vascular endothelium is a common cause of many of the most profound diseases affecting patients today, such as ischemic heart disease, hypertension, congestive heart failure, and asthma. By concentrating on this area, we can be relatively efficient in our drug discovery, development and commercialization efforts. This efficiency extends to the following areas:

     o Research -- Our efforts are predominantly focused toward the treatment and prevention of interrelated diseases of the vascular endothelium, and our research group has expertise in the area of vascular biology;

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

Focus on the identification and development of small molecule drug candidates

     Small molecule therapeutics have several advantages over large molecules, such as proteins, peptides and monoclonal antibodies. Small molecules can frequently be administered orally on an outpatient basis. By contrast, large molecule therapeutics can rarely be formulated to accommodate oral outpatient administration. Since small molecules generally are not immunogenic, use of small molecules avoids the potential for immune reactions that can occur with protein therapeutics. In addition, small molecules can typically be protected with composition-of-matter patents that generally provide a large degree of intellectual property protection. Our emphasis on small molecule therapeutics means that our drug candidates can be produced by conventional pharmaceutical manufacturing methods with the potential for modest cost of goods sold.

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

                                 TARGET COMPOUND/
         PROGRAM                     DOSE FORM                       INDICATION                         STATUS(1)
         -------                 ----------------                    ----------                         ---------
    THROMBOSIS             ARGATROBAN
                           Intravenous                   Anticoagulant therapy for           Marketed product
                                                         prophylaxis or treatment of
                                                         patients with HIT
                           Intravenous                   Anticoagulant therapy in HIT for    Approvable  letter received from
                                                         patients undergoing PCI             the FDA
                           Intravenous                   Anticoagulant therapy for           Phase II
                                                         patients with ischemic stroke
                           Intravenous                   Anticoagulant therapy for           Phase II
                                                         patients on hemodialysis
                           Intravenous                   Anticoagulant therapy for           Phase II
                                                         patients undergoing PCI

    VASOSPASM/             ENDOTHELIN(A) RECEPTOR
    HYPERTENSION           ANTAGONIST
                           Sitaxsentan (TBC11251)
                           Oral                          Pulmonary Arterial Hypertension     Phase IIb/III

                           TBC3711
                           Oral                          Cardiovascular or other disease     Phase I completed

                           TBC3214
                           Oral                          Cancer pain                         Preclinical

                           UROTENSIN RECEPTOR            Congestive Heart Failure            Research
                           ANTAGONIST

    VASCULAR               SELECTIN ANTAGONIST
    INFLAMMATION           TBC1269
                           Intravenous                   Asthma                              Phase II
                           Inhaled                       Asthma                              Phase II
                           Topical                       Psoriasis                           Preclinical

                           VCAM/VLA-4 ANTAGONIST
                           TBC4746
                           Oral                          Asthma                              Preclinical
                                                         Multiple Sclerosis                  Preclinical
                                                         Rheumatoid Arthritis                Preclinical


                           (ALPHA)V(BETA)3               Restenosis                          Research

                           JAM 2/3                       Myocarditis                         Research

                           (ALPHA)4(BETA)7 ANTAGONIST
                           TBC3804
                           Oral                          Inflammatory Bowel Disease          Research

   VASCULAR REMODELING     CASPASE INHIBITOR
                           TBC4521                       Acute Myocardial Infarction         Research
                                                         Ischemic Stroke                     Research

                           CX3CR                         Coronary Artery Disease             Research

                           TNF(ALPHA) ANTAGONIST         Rheumatoid Arthritis                Research

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

     Thrombosis can be treated surgically or through drug therapy with anticoagulant and thrombolytic drugs. Anticoagulant drugs, which prevent clots from forming, are characterized as either antithrombotic or antiplatelet drugs. Antithrombotic drugs block the action of the blood protein thrombin and may be used to treat both arterial and venous clots. Antiplatelet drugs prevent platelets from clumping together and are only effective in treating arterial clots. Heparin and aspirin are the most widely used antithrombotic and antiplatelet drugs, respectively.

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

     Current Therapies. In conjunction with GSK, we obtained approval for Argatroban as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT in the U.S and Canada. GSK began marketing Argatroban in the U.S. in November 2000. Argatroban is a synthetic direct thrombin inhibitor that directly and selectively binds to and inactivates thrombin in the blood plasma. Argatroban is manufactured and marketed in Japan by Mitsubishi where it is approved as a treatment for ischemic stroke, peripheral arterial occlusion and hemodialysis in patients with antithrombin III deficiency, a clotting disorder that does not respond to heparin. Since the product's introduction in 1990, more than 100,000 patients have been treated with Argatroban in Japan. Other measures, such as inline filters, are sometimes used to remove clots, but are highly invasive and involve patient trauma. Simply stopping heparin alone may be insufficient, as a significant number of patients will progress to experience severe outcomes. Clinical studies that we conducted in the U.S. have shown a significant correlation between the administered dose of Argatroban and the degree of anticoagulation achieved. This is potentially important as it suggests that the relationship between dose and effect of Argatroban is generally very predictable over the expected dose-range. As a result, we believe there is little risk of either insufficient or excessive anticoagulation occurring from small dose changes of Argatroban. Other product advantages for Argatroban include a rapid onset of action, a relatively short half-life and an absence of immunogenicity.

     Clinical Trial Status. Currently, we are conducting a multi-center, placebo-controlled Phase II clinical trial (ARGIS-I) for the use of Argatroban in patients with ischemic stroke and expect the Phase II trial results in the second half of 2002. With GSK, we are conducting clinical trials to evaluate the use of Argatroban in hemodialysis patients and for use in PCI, and we expect the Phase II trial results for use of Argatroban in PCI in the second half of 2002.

     Competition in HIT. Primary competitors for Argatroban in its initial indication are Refludan(R) (lepirudin), marketed by Berlex Laboratories, Orgaran(R) (danaparoid sodium), manufactured by N.V. Organon, a unit of Akzo Nobel, and Angiomax (R) (bivalirudin) manufactured by The Medicines Company.

     Refludan(R) (lepirudin, Berlex). This product received approval in Europe in 1997 and in the U.S. in 1998 for anticoagulation in patients with HIT to prevent further thromboembolic (clotting) complications. Refludan(R) has been associated with the development of an adverse immune response in up to 40% of patients receiving Refludan(R). Although the full clinical impact of development of these antibodies is unknown, we understand that the anticoagulant effects of Refludan(R) may become unpredictable in patients developing these antibodies. Additionally Refludan (R) is renally excreted while Argatroban is hepatically excreted. Berlex has stated they plan to submit for a HIT prevention label claim in the future.

     Orgaran(R) (danaparoid sodium, N.V. Organon). This product is a low molecular weight heparinoid, a heparin-like compound extracted from pigs. The product has been approved in the U.S. for prevention of deep venous thrombosis following hip surgery. However, approximately one in ten HIT patients receiving Orgaran(R) will develop the HIT syndrome exactly as if the patient received heparin. Orgaran(R) is not approved in the U.S. for HIT and is used on an off-label basis only.

     Angiomax(R) (bivalirudin, The Medicines Company). This product received approval in the United States in 2001 for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty ("PTCA"). Angiomax(R) represents the third direct thrombin inhibitor approved in the United States. Angiomax(R) is not approved for the treatment of HIT but has data from an uncontrolled, open label trial. The Medicines Company has stated their intention to expand the Angiomax(R) label to include the treatment and prevention of HIT.

     Competition in Ischemic Stroke. The only approved therapy for ischemic stroke is Activase(R) ("tPA"), which is manufactured and sold by Genentech, Inc. Activase(R) is indicated for use within three hours of the onset of an ischemic stroke event. We are evaluating Argatroban for use in ischemic stroke patients within twelve hours of the onset of an ischemic stroke event. The mechanism of action of Argatroban is different than tPA.

     Other Indications. Argatroban may be useful in other disease settings where predictable anticoagulation is desired. Argatroban may be effective in hemodialysis and PCI, particularly in patients who develop problems when given heparin.

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

     o Angiomax(R) (bivalirudin, The Medicines Company) is approved for use in patients with unstable angina undergoing PTCA; and

     o Melagatran (AstraZeneca plc) is in Phase III trials and is being developed as a treatment for deep vein thrombosis.

     o Arixtra(R) (pentasaccharide, Sanofi-Synthelabo) is approved for the prevention of deep vein thrombosis and pulmonary embolism.

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

     Current Therapies. Congestive heart failure and systemic hypertension are currently treated with a combination of drugs depending on the severity of the disease. CHF therapy may include diuretics to lower fluid volume, digoxin and beta-blockers to improve heart performance and angiotensin converting enzyme inhibitors (ACE inhibitors), which lower blood pressure. Even with these existing therapies, five year mortality rates for CHF are greater than 50%. Endothelin antagonists have been demonstrated to provide additional benefits to animals and patients when used with these existing therapies. In the case of hypertension, similar existing therapies are used; however, not all patients respond to currently available drugs. The only approved therapies for severe pulmonary arterial hypertension are Flolan(R), a drug marketed by GSK, an intravenous form of prostacyclin and Tracleer(R), an oral drug marketed by Actelion Ltd. that is a non-selective, endothelin antagonist. With Flolan(R), patients must wear a continuous delivery infusion pump and the cost of therapy is quite high. Tracleer(R) is indicated to improve exercise ability and decrease the rate of clinical worsening in pulmonary arterial hypertension ("PAH") patients with significant limitation of physical activity (WHO Class III and IV). No drug is currently approved for moderately ill patients with pulmonary arterial hypertension. An oral endothelin antagonist, if successful, may provide a significant benefit to these patients.

     Partnership. During 2000, we formed ICOS-TBC, a partnership with ICOS , to co-develop and commercialize endothelin antagonist compounds. The partnership is allowing us to apply additional scientific and financial resources to the research and development of our endothelin program that includes sitaxsentan and TBC3711, a second-generation endothelin antagonist compound. The partners are equally funding the cost of research and development and will share equally in the profits from this worldwide collaboration. ICOS has made an upfront payment and a milestone payment and could make additional milestone payments to ICOS-TBC, which will, in turn distribute these payments to TBC, that together could be as much as $55.5 million. The partnership is currently conducting a Phase IIb/III clinical trial to evaluate sitaxsentan in pulmonary arterial hypertension and has completed Phase I clinical trials of TBC3711 for possible use in heart failure.

     Product Candidate -- TBC11251 - Sitaxsentan. Our research program in the vasospasm/hypertension area is aimed at developing small molecules that inhibit the binding of endothelin ("ET") to its cell surface receptors. Our scientists believe that specific agents for each receptor subtype may provide the best clinical utility and safety. Our initial focus has been to develop a highly potent and selective small molecule based ET(A) receptor antagonist. An antagonist, or inhibitor, blocks the effects of a ligand at its receptor. A ligand is a chemical messenger which binds to a specific site on a target molecule or cell. Our scientists have discovered a novel class of low molecular weight compounds that antagonize ET binding to the ET(A) receptor with high potency. We identified lead compounds which mimicked the ability of ET to bind to the ET(A) receptor. We then used further optimization techniques to develop more potent compounds until the current series of lead candidates were identified. In addition to their ability to block ET, binding to its receptor, these compounds functionally inhibit ET action on isolated blood vessels in vitro acting as full, competitive antagonists. The lead compounds in this series have been shown to exhibit in vivo efficacy using various animal models. Pulmonary arterial hypertension afflicts approximately 100,000 people worldwide.

     Product Candidate -- TBC3711. TBC3711 is our second endothelin antagonist compound and has been selected as the next clinical candidate. We believe TBC3711 is more selective and more potent than sitaxsentan and that a substantial market opportunity for TBC3711 exists for the treatment of cardiovascular or other disease.

     Clinical Trial Status. --We filed an investigational new drug application, also referred to as an IND, with the FDA for sitaxsentan in late 1996. To date, three Phase IIa clinical trials have been completed, one in congestive heart failure patients, one in essential hypertension patients and one in pulmonary arterial hypertension patients. In a follow-on extension trial, treatment-related hepatitis was observed in two patients and one of these patients died. Following analysis of the open-label Phase IIa clinical trial and extension studies and discussions with the FDA, ICOS-TBC initiated a Phase IIb/III clinical trial (STRIDE) of sitaxsentan, at lower doses, for the treatment of PAH in the second quarter of 2001. We expect trial results in the second half of 2002. Once these results have been analyzed, the partnership will be better able to finalize requirements for NDA submission. ICOS-TBC has completed Phase I clinical studies with TBC3711 and is in the process of evaluating a Phase II clinical trial in CHF or other disease.

     Based on concerns FDA has raised regarding the class, such as hepatic toxicity and reproductive abnormalities, which may or may not be associated with our compounds, we are pursuing indications with unmet medical needs such as PAH and CHF. We have decided to not pursue essential hypertension at this time.

     Other Indications. We believe endothelin antagonist compounds may provide therapeutic value in several other indications. Our endothelin antagonist, TBC3214, which is still undergoing preclinical development, is a potential candidate for the indication of prostate cancer pain.

     Competition. A number of companies including Abbott Laboratories, Bristol-Meyers Squibb Company, Myogen, Inc. and Tanabe Seiyaku Co., Ltd., have ET(A) receptor selective antagonist compounds in Phase I/II clinical development. ET(A) receptor-selective compounds from Abbott are in early Phase III development. We believe our compounds are competitive with those from the other companies in terms of bioavailability (how much reaches the appropriate body system), half-life (how long the drugs last in the body) and potency. Several companies have non-selective ET antagonists in development. Actelion Ltd., a biotechnology company located in Switzerland, and Genentech, Inc. received approval from the FDA to market Tracleer (TM) (bosentan) for the treatment of PAH during 2001. We believe that selective ET blockers like sitaxsentan will be preferred therapy by physicians and patients for cardiopulmonary diseases since selective ET(A) blockers are likely to block the negative effects of endothelin while preserving the beneficial effects of endothelin by not inhibiting the ET(B) receptor. Non-selective antagonists block both the ET(A) and the ET(B) receptors. GSK's development of enrasentan and Actelion's development of Tracleer (TM) for heart failure have generated negative data. It is not known if the negative clinical data is due to a class effect, trial design or specific to the compounds themselves.

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

     Product Candidate -- TBC1269. Our scientists have developed a computer model of the selectin/sLe(X) complex and used it to produce a novel class of synthetic, small molecule compounds that inhibit the selectin-mediated cellular adhesion that occurs during inflammation. The lead compound in the series, TBC1269, has shown efficacy both in cell-based and biochemical assays, and in animal models of inflammation. A Phase IIa clinical trial for TBC1269's intravenous use in asthma was completed in 1998. Results of this trial, which involved 21 patients, demonstrated significant reductions in cellular inflammation and allowed improved breathing. The inhaled form of TBC1269 has been tested in Phase I clinical trials completed during 2001 for the treatment of asthma (estimated 14 million U.S. patients) and a Phase IIa clinical trial is currently being conducted utilizing an injectable form of TBC1269 as a proof-of-concept for psoriasis. The topical form is in preclinical trials for use in the treatment of psoriasis (estimated 5.5 million U.S. patients).

     German Subsidiary -- Revotar Biopharmaceuticals, AG. During 2000, we formed Revotar Biopharmaceuticals, AG , a German subsidiary that is 55.2% owned by TBC. With headquarters in Berlin, Germany, Revotar was formed to perform research and development of novel small molecule compounds and to develop and commercialize selectin antagonists that TBC licensed to Revotar. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology for use in certain territories. Revotar also received approximately $5 million in funding from three German venture capital funds and has access to certain government scientific grants and loan programs. During 2001, Revotar entered into a research agreement regarding macrophage migration inhibitory factor (MIF) with the Fraunhofer Institute in Stuttgart, Germany.

     Clinical Trial Status. - The inhaled form of TBC1269 has been tested by Revotar in Phase I clinical trials completed during 2001 for the treatment of asthma and a Phase IIa clinical trial is currently being conducted in Germany utilizing an injectable form of TBC1269 as a proof-of-concept for psoriasis. The topical form is in preclinical trials for use in the treatment of psoriasis. We expect to initiate Phase IIa clinical trials for asthma and psoriasis in the first half of 2002, and we expect to have results from these trials in the second half of 2002.

     Product Candidate -- VCAM/VLA-4 Antagonists. We have also identified antagonists for the VCAM-dependent intercellular adhesion observed in asthma, which blocks the ability of white blood cells to interact through VCAM and VLA-4. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. These lead compounds are being modified in an attempt to develop an orally available clinical candidate. In preclinical animal studies, our scientists have demonstrated that a small molecule VLA-4 antagonist can be effective in blocking acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. During 2001, TBC4746 entered preclinical development.

     Product Candidate - (alpha)v(beta)3 Antagonists. The integrin (alpha)v(beta)3 is involved in the proliferation of smooth muscle cells and bone cells. An inhibitor of this integrin could be useful for the treatment of restenosis or osteoporosis.

     Product Candidate - JAM 2/3. The junctional adhesion molecules, JAM 2/3, are involved in the trafficking of white blood cells to heart tissue. Inhibition of these molecules could be useful in treating inflammatory diseases of the heart such as myocarditis.

     Product Candidate -- (alpha)4(beta)7 Antagonists. The integrin (alpha)4(beta)7, which is closely related to VLA-4, is present on leukocytes which locate in the gastrointestinal system. Inhibitors of (alpha)4(beta)7 may be useful in treating inflammatory conditions of the gut such as inflammatory bowel disease (estimated 300,000 U.S. patients).

     Research Collaboration with Schering-Plough. -- On June 30, 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma. Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC is responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. Total payments to TBC for both the VLA-4 and an additional program, excluding royalties, could reach $87.0 million.

     Competition. Several companies have programs aimed at inhibiting cell adhesion molecules and integrins, like (alpha)4(beta)7 and VCAM/VLA-4. We are not aware of any competing product antagonists of these classes, which are currently in clinical development. While no oral VCAM/VLA-4 inhibitors are in clinical development, Biogen, Inc. and Elan Corporation plc have obtained positive Phase II data with Antegren, a monoclonal antibody against VLA-4, in multiple sclerosis and inflammatory bowel disease. They are planning to conduct Phase III studies with this product.

                               VASCULAR REMODELING

     Background. Over the past several years it has become evident that many diseases result from remodeling of blood vessels and tissue. Heart failure is a result of changes in the shape and makeup of the heart in response to a variety of factors which ultimately do not allow the heart to function and pump blood. Several distinct processes are involved in tissue remodeling, including apoptosis, angiogenesis and smooth muscle proliferation. Apoptosis is the programmed death of cells in response to cytokines or injury following hypoxia. In conditions such as ischemic stroke or acute myocardial infarction, much of the tissue damage that occurs in the days following the event is due to the apoptotic death of cells outside of the area of initial injury. In addition, the growth of new cells contributes to the remodeling process as in the case of rheumatoid arthritis where the proliferation of cells in joints leads to irritation and subsequent inflammation and injury. Angiogenesis is the development of new blood vessels, which can have both beneficial and deleterious properties. In the case of tumors, angiogenesis is required to allow the tumor to grow and develop. In myocardial infarction, new blood vessel growth can be beneficial to allow blood to flow around the blocked artery.

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

     Product Candidates -- Caspase Inhibitors and TNF(alpha) Antagonist. Our research in this area is focused on the identification of factors which contribute to apoptotic death in the heart and brain following a heart attack or stroke, which occur in approximately 1.5 million and approximately 450,000 patients, respectively, in the U.S. annually. One of the factors which has been identified as being important in these and other disease settings is tumor necrosis factor, or TNF(alpha). Our scientists have identified small molecule antagonists which block TNF(alpha)'s ability to kill cells in vitro. These compounds are currently undergoing additional optimization prior to selection of a clinical candidate. In addition to use in acute myocardial infarction or ischemic stroke, we estimate that there are approximately two million rheumatoid arthritis patients in the U.S. that could utilize a TNF(alpha) antagonist. Caspases are proteases which are responsible for mediating the cell death signal in various cell types. We have identified lead inhibitors of caspases which may be useful in preventing cell death following ischemic stroke or acute myocardial infarction.

     Competition. Although there are no competing small molecule drugs currently approved, we are aware of many research programs into apoptosis. To the extent one of these projects reaches the market ahead of ours, our sales results, if any, in this program could be materially adversely affected. Two TNF(alpha) antagonists, Enbrel(R) and Remicade(R), have been approved for use in rheumatoid arthritis and Crohn's disease. These are recombinant proteins. If developed, our small molecule drugs may prove to have advantages over these approved products because recombinant proteins cannot be administered orally and are difficult to manufacture.

        RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSING AGREEMENTS

     We have established, and intend to continue to establish, collaborations with a number of corporations, research institutions and scientists to further our research and development objectives and expedite the commercialization of our products. Our major licensing and collaboration agreements are summarized below:

     Mitsubishi-Tokyo Pharmaceuticals. We have entered into an agreement with Mitsubishi to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the agreement with Mitsubishi, we have an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. Under the Mitsubishi Agreement, we have access to an improved formulation patent granted in the U.S. in 1993 which expires in 2010 and a use patent in the U.S. which expires in 2009. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes.

     GlaxoSmithKline. In connection with our development and commercialization of Argatroban, on August 5, 1997, we entered into an agreement with GSK whereby GSK was granted an exclusive sublicense in the U.S. and Canada for the indications of Argatroban that we have licensed from Mitsubishi. GSK has paid $8.5 million in upfront license fees and $12.5 million in milestone payments and has agreed to pay up to an additional $7.5 million in additional milestone payments based on the clinical development and FDA approval of Argatroban for the acute myocardial infarction indication. At this time, GSK is not participating in the development work for, and has forfeited commercial rights to, the ischemic stroke indication and there are no plans to conduct additional development work in acute myocardial infarction. We are evaluating the feasibility of development of Argatroban for other indications including use in hemodialysis and PCI.

     The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as PCI) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. We will retain the rights to any indications that GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that we may not grant marketing rights to any third parties, and must use our own sales force to commercialize any such indications. Any indications that we and GSK elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and us to commercialize these indications at our election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK's right to commercialize the indication, with GSK having the first opportunity to commercialize.

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

     At present, Mitsubishi is the only manufacturer of Argatroban, and has entered into an agreement with GSK to supply Argatroban in bulk to meet GSK's and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the agreement provides for the nonexclusive transfer of the production technology to GSK. If GSK cannot commence manufacturing of Argatroban in a timely manner or if alternate sources of supply are unavailable or uneconomical, our results of operations would be harmed.

     In connection with the execution of our agreement with GSK, GSK purchased 176,922 shares of common stock for $1.0 million and an additional 400,000 shares of common stock for $2.0 million in connection with the secondary public offering which closed on October 1, 1997.

     ICOS-TBC L.P. In June, 2000, we entered into a limited partnership agreement with ICOS to form ICOS-TBC. The partnership was formed to develop and globally commercialize endothelin-A receptor antagonists from the TBC endothelin antagonist program. ICOS-TBC has made an upfront license fee payment and a milestone payment and could make additional milestone payments to us that together could be as much as $55.5 million for the development and commercialization of products resulting from the collaboration. See Footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

     Schering-Plough. In June, 2000, we and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists and Schering-Plough has rights on a second integrin antagonist. In addition to funding research costs, Schering-Plough paid us an upfront license fee and will pay us development milestones and royalties on product sales resulting from the agreement. Total payments to us for both programs, excluding royalties, could reach $87.0 million. See Footnote 8 to the Consolidated Financial Statements for a discussion of this transaction.

     Revotar Biopharmaceuticals, AG. During September 2000, we founded Revotar and transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. See Footnote 9 to the Consolidated Financial Statements for a discussion of this transaction. The primary focus of Revotar has been on the design and initiation of a Phase I trial for TBC1269 using the inhaled formulation of the drug, which was completed during 2001. Also Dr. Gunter Rosskamp, formerly with the Industrial Investment Council of Germany and Schering AG, joined Revotar as Chief Operating Officer and Dr. Rainer Zahlten, formerly of Aventis S.A., joined the Company as Chief Scientific Officer.

     LG Chemical. In October, 1996, we signed a strategic alliance agreement with LG Chemical, Ltd ("LG Chemical") to develop and market compounds derived from our endothelin receptor and selectin antagonist programs in Korea, China, India and certain other Asian countries, excluding Japan for certain disease indications. LG Chemical had committed to pay a total of $10.7 million in research payments. In conjunction with the agreement with ICOS-TBC, we assigned one-half of the remaining payments to ICOS-TBC. The agreement with LG Chemical was terminated in August 2001 after a total of $8.1 million in research payments had been paid. See Footnote 7 to the Consolidated Financial Statements for a discussion of this transaction.

                              LICENSES AND PATENTS

     Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We have 25 pending U.S. patent applications and 27 issued U.S. patents covering compounds including selectin inhibitors, endothelin antagonists and VCAM/VLA-4 antagonists. In addition, we have exclusive licenses to three patents covering rational drug design technology. We have also filed patent applications in certain foreign jurisdictions covering projects that are the subject of U.S. applications and intend to file additional patent applications as our research projects develop. We in-licensed the U.S. and Canadian rights to Argatroban in 1993, which included access to an improved formulation patent granted in 1993 which expires in 2012 and a use patent for the use of Argatroban as a fibrinolysis-enhancing agent which expires in 2009. The Mitsubishi composition of matter patent on Argatroban has expired. Argatroban received FDA approval on June 30, 2000 and we have applied for a patent term extension of approximately two years for the formulation patent. Although we believe that the expiration of the Argatroban patents will not have a material adverse effect on the commercialization of Argatroban, we cannot assure you that we will be able to take advantage of the patent term extension provisions of the Waxman/Hatch Act. Moreover, even if we receive either a patent term extension or NDA exclusivity, we cannot assure you that generic pharmaceutical manufacturers will not ultimately enter the market and compete with us or that competitors might develop a different formulation of Argatroban. We have licensed all patent rights and know-how regarding the endothelin antagonists to ICOS-TBC and certain patent rights and know-how regarding the selectin antagonists to Revotar.

     The patent positions of biopharmaceutical firms, including us, are uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of our applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, commonly known as the PTO, to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. We have no interference proceedings pending which involve compounds currently of commercial interest to us. We cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

                              GOVERNMENT REGULATION

     The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as:

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

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice guidelines and compounds for clinical use must be formulated according to compliance with Good Manufacturing Practice, or cGMP, requirements. The results of preclinical testing are submitted to the FDA as part of an IND.

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

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice guidelines, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.

     Clinical trials to support NDAs are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population to:

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

     The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Currently, for a standard review, the FDA takes approximately twelve months in which to review the NDA and respond to the applicant. In 1997, Congress enacted the Food and Drug Administration Modernization Act, in part, to ensure the availability of safe and effective drugs by expediting the FDA review process for certain new products. This act establishes a statutory program for the approval of fast track products (those drugs which address unmet medical needs for serious and life-threatening conditions). Under this act, the FDA has six months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA typically will refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

     If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. Both letters may contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions, commonly referred to as Phase IV trials.

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

     Foreign Regulation of Drug Compounds. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities is necessary in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

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

                                   COMPETITION

     The development and sale of new drugs for the treatment of vascular and inflammatory diseases is highly competitive and we will face intense competition from major pharmaceutical companies and biotechnology companies all over the world. Competition is likely to increase as a result of advances made in the commercial application of technologies and greater availability of funds for investment in these fields. Companies that complete clinical trials, obtain required regulatory approvals and initiate commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting talented scientists and business professionals.

     We believe that our ability to compete successfully will depend on our ability to create and maintain scientifically-advanced technology, develop proprietary products, attract and retain scientific and other personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market products through other companies, through co-promotion agreements or alone. Many of our competitors have substantially greater financial, marketing, and human resources than we do. We expect to encounter significant competition.

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

                                    EMPLOYEES

     As of December 31, 2001, we employed 110 individuals. Of our work force, 91 employees are engaged directly in research and development activities and 19 in general and administrative positions. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that relations with our employees are good. We also maintain consulting agreements with a number of scientists at various universities and other research institutions. We intend to increase our scientific, clinical and administrative staff to approximately 122 persons during the next twelve months due to the requirements of ongoing research and clinical programs.

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

                             ADDITIONAL RISK FACTORS

     Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, in addition to other information in this Form 10-K. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of us are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Form 10-K.

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

     THERE IS UNCERTAINTY IN THE DEVELOPMENT OF OUR PRODUCTS AND IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL NOT BE PROFITABLE.

     In November 2000, we began to market our first product, Argatroban, through our agreement with GSK. However, the royalties produced to date by Argatroban have not made us profitable. To date, the majority of our resources have been dedicated to the research and development of Argatroban and other small molecule drugs for certain vascular and related inflammatory diseases. The commercial applications of our product candidates will require further investment, research, development, preclinical and clinical testing and regulatory approvals, both foreign and domestic. We cannot assure you that we will be able to develop, produce at reasonable cost, or market successfully, any of our product candidates. Further, these product candidates may require complex delivery systems that may prevent or limit their commercial use. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban, are not expected to be commercially available for a number of years, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.

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

     We expect significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:

     o Refludan(R), which was approved by the FDA in 1997 for the treatment of HIT;

     o Orgaran(R), which is a low molecular weight heparinoid that has been approved for the treatment of deep vein thrombosis, but is believed to be used without an approved indication ("off-label") for the treatment of HIT in the U.S.; and

     o Angiomax(R), which is approved for use in the U.S. as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.

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

     o Angiomax(R), which is in Phase III clinical trials for acute coronary syndromes and conducting clinical trials in HIT patients; and

     o Arixtra(R), which is approved for the prevention of deep vein thrombosis and pulmonary embolism.

     o Melagatran, which is being developed as a treatment for deep vein thrombosis and is in Phase III trials.

     We cannot assure you that technological development by others will not render our products or product candidates uncompetitive or that we will be successful in establishing or maintaining technological competitiveness.

     WE ARE DEPENDENT ON THIRD PARTIES TO FUND, MARKET AND DEVELOP OUR PRODUCTS, INCLUDING ARGATROBAN.

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

     ICOS-TBC has the responsibility for developing endothelin antagonist compounds from our research program. Should the partners not be able to successfully conduct the research and clinical development of the compounds, we could be adversely affected. There is no guarantee that the partnership will have adequate funds to pursue its research and clinical goals or that the effort will be successful.

     Our collaboration and license agreement with Schering-Plough for VLA-4 antagonists, contains a provision that allows for termination of the research program upon one hundred eighty days written notice to us.

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

RISKS RELATING TO FINANCING OUR BUSINESS

     WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT BE SUCCESSFUL IN RAISING ADDITIONAL FUNDS IN THE FUTURE.

     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. We have accumulated approximately $124.7 million in net losses through December 31, 2001. Estimates of our future capital requirements will depend on many factors, including:

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

     Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through 2003 without considering the impact of revenues from Argatroban. Notwithstanding revenues, which may be produced through sales of potential future products if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings.

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

RISKS RELATED TO ONGOING OPERATIONS

     WE ARE DEPENDENT ON QUALIFIED PERSONNEL.

     Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of our management and scientific staff including Bruce D. Given, M.D., our President and Chief Executive Officer, and Richard A.F. Dixon, Ph.D., our Senior Vice President, Research and Chief Scientific Officer, may impede our ability to bring products to market. In order to commercialize products, we must maintain and expand our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth in general could pose significant risks to our development and progress.

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

RISKS RELATING TO PRODUCT MANUFACTURING AND SALES

     WE HAVE VERY LIMITED MANUFACTURING, MARKETING OR SALES EXPERIENCE.

     We have very limited manufacturing, marketing or product sales experience. If we develop any additional commercially marketable products, we cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital.

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

     WE ARE DEPENDENT ON A SINGLE SUPPLIER OF ARGATROBAN.

     At the present time, Mitsubishi is the only manufacturer of Argatroban in bulk form. Mitsubishi has entered into a supply agreement with GSK to supply Argatroban in bulk to meet GSK's and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply GSK with at least 80 percent of its requirements, and such requirements cannot be satisfied by existing inventories, the supply agreement with Mitsubishi provides for the nonexclusive transfer of the production technology to GSK. However, in the event Mitsubishi terminates manufacturing Argatroban or defaults in its supply commitment, we cannot assure you that GSK will be able to commence manufacturing of Argatroban in a timely manner or that alternate sources of bulk Argatroban will be available at reasonable cost, if at all. If GSK cannot commence the manufacturing of Argatroban or alternate sources of supply are unavailable or are not available on commercially reasonable terms, it could harm our profitability. In addition, finishing and packaging has only been arranged with one manufacturing facility in the U.S.

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

     We cannot assure you that patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted will provide competitive advantages to us. We cannot assure you that our patent applications or pending patent applications, if and when issued, will be valid and enforceable and withstand litigation. We cannot assure you that others will not independently develop substantially equivalent, generic equivalent or superseding proprietary technology or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We may experience a significant delay in obtaining patent protection for our products as a result of a substantial backlog of pharmaceutical and biotechnology patent applications at the PTO. Because patent applications in the U.S. are maintained in secrecy until patents issue, other competitors may have filed or maintained patent applications for technology used by us or covered by pending applications without our being aware of these applications. In addition, patent protection, even if obtained, is affected by the limited period of time for which a patent is effective. The Mitsubishi composition of matter patent on Argatroban has expired. Moreover, even if we have a patent or NDA exclusivity, we cannot assure you that generic pharmaceutical manufacturers will not ultimately enter the market and compete with us or that competitors might develop a different formulation of Argatroban.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

     OUR STOCK PRICE COULD BE VOLATILE.

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. Factors such as announcements concerning technological innovations, new commercial products or procedures by us or our competitors, proposed governmental regulations and developments in both the U.S. and foreign countries, disputes relating to patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, public concern as to the safety of biotechnology products, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

     As of December 31, 2001, we have reserved approximately 6.4 million shares of common stock for issuance under outstanding options, warrants and other contingent agreements. Approximately 6.1 million of these shares of common stock are registered for sale or resale on currently effective registration statements, and the holders of substantially all of the remaining shares of common stock are entitled to registration rights. The issuance of a significant number of shares of common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of common stock under Rule 144 or otherwise, could adversely affect the market price of the common stock.

     CERTAIN ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY DETER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Our Certificate of Incorporation and the provisions of Section 203 of the Delaware General Corporation Law contain certain provisions that may delay or prevent an attempt by a third party to acquire control of us. Additionally, we adopted a Shareholder Rights Plan in January 2002 that may delay or prevent such attempt by a third party to acquire control of us. In addition, the severance provisions of employment agreements with certain members of management could impede an attempted change of control by a third party.

ITEM 2 -- PROPERTIES

     We lease 37,500 square feet of office and laboratory space in Houston, Texas, including a 21,621 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development, computer modeling, administrative and marketing offices, storage space and additional offices for scientists. Our lease expires in December 2005. Additionally, we lease 658 square feet in the building for use as storage space on a monthly basis.

     We have also leased 15,205 square feet of office space in another building in Houston, Texas for our Clinical Development and Regulatory departments. The lease is effective April 1, 2002 and expires July 31, 2005 with an option to extend the lease to December 31, 2005, provided we give ninety (90) days prior written notice.

     Revotar leases 8,800 square feet of office and laboratory space in Berlin, Germany. Our lease expires in September 2006.

     We may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials. We continue to plan for further expansion of facilities in the future.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is presently involved in several legal actions, none of which are expected to have a material adverse effect upon the results of operations or financial condition of the Company when considered either individually or in the aggregate.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2001.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on June 19, 2001 under the symbol "TXBI" before which our common stock was traded on the American Stock Exchange under the symbol "TXB". The following table sets forth, for the periods indicated, the high and low sale prices for the common stock and redeemable common stock purchase warrants as reported by the consolidated transaction reporting system.

                                                                       COMMON STOCK                   PUBLIC WARRANTS
                                                                  ---------------------            --------------------
                                                                  HIGH              LOW            HIGH             LOW
                                                                  ----              ---            ----             ---
  YEAR ENDED DECEMBER 31, 2000
    First Quarter......................................           23.75             6.375           15.00          1.500
    Second Quarter.....................................           19.875            8.75            11.375         2.25
    Third Quarter......................................           19.50            13.875           11.00          6.00
    Fourth Quarter.....................................           17.39             7.80             8.58           .01
  YEAR ENDED DECEMBER 31, 2001
    First Quarter......................................           10.90             4.62            (1)           (1)
    Second Quarter.....................................            9.00             4.51            (1)           (1)
    Third Quarter......................................            8.60             4.90            (1)           (1)
    Fourth Quarter.....................................            7.47             5.02            (1)           (1)

  YEAR ENDING DECEMBER 31, 2002
    First Quarter (through March 15)...................            7.10             5.03            (1)           (1)

     As of March 15, 2002 there were approximately 467 holders of record of our common stock and approximately 16,500 beneficial owners.

     (1) The last day of trading of the public warrant on the American Stock Exchange was December 29, 2000 and the last date to exercise the warrant was January 2, 2001.

ITEM 201 DISCLOSURE - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                                                 (a)                                               NUMBER OF SECURITIES REMAINING
                                       NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE           AVAILABLE FOR FUTURE ISSUANCE
                                       BE ISSUED UPON EXERCISE         EXERCISE PRICE OF          UNDER EQUITY COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                            WARRANTS AND RIGHTS          WARRANTS AND RIGHTS                  IN COLUMN (a))
-------------                          -----------------------        --------------------        -------------------------------
Equity compensation plans
   approved by security holders                       4,131,252                         $6.87                             2,014,491

Equity compensation plans not
   approved by security holders                         247,858                         $9.87                                   ---
                                       -------------------------    -------------------------    -----------------------------------

Total                                                 4,379,110                         $7.04                             2,014,491
                                       =========================    =========================    ===================================

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

                     RECENT SALES OF UNREGISTERED SECURITIES

     In February 2001, we issued an aggregate of 124,913 shares of common stock to certain individuals pursuant to the exercise of outstanding warrants for an aggregate purchase price of $449,916. The issuance of common stock was exempt from registration under Section 4 (2) of the Securities Act of 1933 as amended. The warrants and the common stock underlying the warrants may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6 -- SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The selected financial data set forth below for each of the years in the five-year period ended December 31, 2001 are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our 2001, 2000 and 1999 financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                               YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                 2001        2000        1999        1998        1997
                                                               --------    --------    --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues ...................................................   $  8,917    $ 15,692    $  2,083    $  2,252    $ 16,908
Expenses:
  Research and development .................................     17,462      13,513      13,080      14,399      17,150
  Equity in loss of affiliate ..............................      9,450       3,487          --          --          --
  Charge for purchase of in-process research
     and development .......................................         --          --          --         134       1,075
  General and administrative ...............................      7,132       6,552       5,512       4,321       5,443
                                                               --------    --------    --------    --------    --------
          Total expenses ...................................     34,044      23,552      18,592      18,854      23,668
                                                               --------    --------    --------    --------    --------
Operating loss .............................................    (25,127)     (7,860)    (16,509)    (16,602)     (6,760)
  Investment income, net ...................................      5,236       4,362       1,212       2,088       1,123
  Other ....................................................         --          --          --          --           2
                                                               --------    --------    --------    --------    --------
Loss before minority interest ..............................    (19,891)     (3,498)    (15,297)    (14,514)     (5,635)
Minority interest in loss of Revotar .......................        749         209          --          --          --
                                                               --------    --------    --------    --------    --------
Loss before cumulative effect of
   change in accounting principle ..........................    (19,142)     (3,289)    (15,297)    (14,514)     (5,635)
Cumulative effect of change in accounting principle ........         --      (2,366)         --          --          --
                                                               --------    --------    --------    --------    --------
Net loss ...................................................    (19,142)     (5,655)    (15,297)    (14,514)     (5,635)
  Preferred dividend requirement ...........................         --          --          --          (2)      1,153
                                                                           --------    --------    --------    --------
  Net loss applicable to common shares .....................   $(19,142)   $ (5,655)   $(15,297)   $(14,516)   $ (6,788)
                                                               ========    ========    ========    ========    ========
Net loss per share basic and diluted .......................   $  (0.44)   $  (0.14)   $  (0.45)   $  (0.43)   $  (0.24)
                                                               ========    ========    ========    ========    ========
Weighted average common shares used to
  compute basic and diluted net loss per share .............     43,637      39,150      34,226      33,930      27,746
                                                               ========    ========    ========    ========    ========

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  2001       2000       1999       1998       1997
                                                --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short and
  long-term investments .....................   $ 95,427   $ 92,533   $ 15,170   $ 30,376   $ 43,707
Working capital .............................     52,322     85,041     14,477     27,907     42,815
Total assets ................................    104,362     98,969     20,805     36,106     48,798
Shareholders' equity ........................     84,237     84,027     18,590     33,236     46,167

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under the "Cautionary Note Regarding Forward-Looking Statements", herein. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this discussion after the date of this report.

                                    OVERVIEW

     Since our inception in 1989, we have primarily devoted our resources to funding drug discovery, research and development. We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, synthetic, small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Our research and development programs are focused on inhibitors (also referred to as antagonists or blockers) that can interrupt certain disease processes. Our programs seek to address unmet medical needs in cardiovascular diseases, thrombocytopenia, pulmonary arterial hypertension, heart failure and inflammatory diseases such as asthma.

     Our strategy is to identify and develop novel product candidates for underserved indications, and to commercialize those candidates through collaborations with other pharmaceutical and biotechnology companies. An important part of our strategy is the selection of corporate partners to enhance our drug discovery and development efforts. We and our partners currently have four products in clinical development. In addition, during 2001, our VCAM/VLA-4 antagonist, TBC4746, entered preclinical development for the treatment of asthma. Further clinical development of this compound will be conducted by our research and development partner, Schering-Plough.

     For additional information about our programs and business strategy, see "Overview" and "Business Strategy" in Item 1, "Business" included herein.

              MAJOR COMPOUNDS IN RESEARCH AND DEVELOPMENT PROGRAMS

ARGATROBAN

     Argatroban was approved by the U.S. FDA in 2000, is indicated for prophylaxis or treatment of thrombosis in patients with HIT and began shipping in November 2000. A key element of our continuing development strategy is to seek regulatory approvals and expand the marketed uses of Argatroban for other indications. GSK is our development, manufacturing and marketing partner for Argatroban. During 2001, we received an approvable letter from the FDA on our sNDA for Argatroban for use in HIT patients undergoing PCI, and we received approval to market Argatroban in Canada for patients with HIT. Argatroban is in an on-going Phase II human clinical trial to evaluate its use in acute ischemic stroke, and we are evaluating, in conjunction with GSK, the use of Argatroban for use in hemodialysis patients and for use in PCI.

SITAXSENTAN

     In June 2000, we established ICOS-TBC, a 50/50-owned limited partnership with ICOS, to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711. During 2001, we initiated a pivotal phase IIb/III clinical trial for pulmonary arterial hypertension ("PAH").

TBC3711

     TBC3711 is our second oral endothelin A receptor selective antagonist to enter clinical development. Endothelin receptor antagonists are believed to be effective in the treatment of a variety of diseases where the regulation of vascular constriction and tone is important. Two Phase I clinical studies of TBC3711 were completed in year 2001 to determine the safety and tolerability of TBC3711. The product candidate is being developed as a potential treatment for cardiovascular diseases beyond PAH.

TBC1269

     We are developing a selectin antagonist, TBC1269, for the treatment of asthma and psoriasis. The intravenous form of the drug has been tested in Phase II clinical trials. During 2000, we formed Revotar, a majority owned German subsidiary located in Berlin, to further the development of this program. Revotar completed Phase I clinical trials for asthma utilizing an inhaled form of TBC1269 and a Phase IIa clinical trial in psoriasis is being conducted with an injectable form of TBC1269 as a proof-of-concept.

                              RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

     o    We recognize revenue from service contracts as services are performed.

     o Royalty revenue is recognized as products are sold by a licensee and we have received sufficient information to record a receivable.

     o We defer the recognition of milestone payments related to contractual agreements which are still in the developmental stage. Such deferred revenues are amortized into income over the estimated remaining developmental period. Milestone payments received under contractual agreements which have completed the developmental stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement.

     o License fees received under the terms of licensing agreements for our intellectual property are similarly deferred, and amortized into income over the estimated developmental period of the licensed item or items.

     o Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining.

Partnership Accounting

     We recognize our share of the operating results of ICOS-TBC in proportion to our ownership interest and record it as equity in loss of ICOS-TBC. Operating results of ICOS-TBC include expenses related to our internal research staff that we recognize as revenue and record as collaborative research and development revenue from ICOS-TBC. Due to the nature of the ICOS-TBC collaborative agreement, our collaborative research and development revenue from ICOS-TBC largely depends on the continued progression of clinical trial and development activities, and can be expected to vary from quarter to quarter and year to year.

GENERAL

     Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

     We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $124.7 million from the date of our inception to December 31, 2001. We have primarily financed our operations to date through a series of private placement and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" herein.

Year ended December 31, 2001 Compared with Year ended December 31, 2000

     Revenues in the year ended December 31, 2001 decreased $6,775,000, compared with the year ended December 31, 2000. License fee and milestone income in year 2000 included a milestone payment of $7,500,000 from GSK which was earned upon the approval of Argatroban by the FDA in June 2000, and the recognition of $2,366,000 in remaining unrecognized license fees and milestones related to Argatroban. After taking the $9,866,000 in revenues related to Argatroban into consideration, revenues from other license fees and milestones increased $967,000, as a result of the recognition of a portion of the license fees and milestones received from Schering-Plough, Mitsubishi and ICOS-TBC in 2000 and 2001. See Notes 7 and 8 to the Consolidated Financial Statements, included herein.

     Revenues from sources other than license fees and milestones increased $2,124,000 in 2001, compared with 2000. Royalties earned on the sale of Argatroban, which was first shipped in the fourth quarter of 2000, increased $1,352,000 in year 2001 compared with year 2000. Research payments in year 2001 increased $453,000, which is comprised of payments received from Schering-Plough, partially offset by the loss of revenues received from LG Chemical in 2000, but not in 2001. Research payments from ICOS-TBC increased $319,000 in year 2001. The partnership was formed in June 2000, however, and the prior year period only included six months of operations.

     Research and development expenses increased $3,949,000 in year 2001, compared with year 2000. The increase is primarily due to costs associated with ongoing clinical trials. During year 2001, the Company and its research partners initiated two Phase II trials for Argatroban, for ischemic stroke and PCI, and a Phase I study of TBC1269 for asthma.

     Our equity in the losses of ICOS-TBC increased $5,963,000 in year 2001 compared with year 2000. Since the partnership was formed in June 2000, year 2000 results only included six months of operations. The increase, however, is primarily due to clinical trials conducted in year 2001. In 2001, ICOS-TBC initiated a phase IIb/III clinical trial for sitaxsentan as a treatment of PAH, and two Phase I clinical studies of TBC3711.

     General and administrative expense increased $580,000 in year 2001, compared to year 2000. The increase is primarily due to the expenses of Revotar, which was formed late in the third quarter of year 2000.

     Investment income increased $874,000 in year 2001, due to higher levels of invested funds in the current year. We received approximately $20.1 million in proceeds from the exercise of publicly traded warrants in January 2001. The effect on investment income of higher availability of funds was partially offset, however, by the lower interest rates which have prevailed during year 2001.

     The interest of the minority shareholders of Revotar, who collectively hold approximately 45% of the Revotar common stock, increased $540,000 in year 2001, compared with 2000, due to higher operating expenses of Revotar in the current year. As discussed above, Revotar was formed late in the third quarter of year 2000.

     Loss before cumulative effect of change in accounting principle increased $15,853,000 in year 2001, compared with year 2000. The increased loss in year 2001 is primarily due to (i) the $9,866,000 in license fee and milestone revenues related to Argatroban included in year 2000, discussed above, (ii) increased research and development costs of $3,949,000, discussed above, (iii) increased equity in loss of ICOS-TBC, primarily due to increased development costs, discussed above, and (iv) increased general and administrative costs of $580,000, primarily due to the expenses of Revotar, as discussed above. Partially offsetting the effect of reduced revenues and increased costs, investment income increased $874,000 in year 2001, due to higher levels of available funds, as discussed above.

     Net loss in year 2000 included a charge of $2,366,000 for the cumulative effect, on January 1, 2000, of the change in accounting principle resulting from our adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). Such revenue is being recognized into income over future development periods.

Year ended December 31, 2000 Compared with Year ended December 31, 1999

     Revenues increased $13,609,000 in year 2000 to $15,692,000, compared with revenues of $2,083,000 in year 1999. Research agreement income increased $1,806,000, primarily due to research payments received from Schering-Plough related to our collaborative agreement, which began in 2000. Collaborative research and development from ICOS-TBC increased $1,123,000, due to the formation of the ICOS-TBC partnership in June 2000. Royalty income of $234,000 in year 2000 reflected royalties earned from GSK's sales of Argatroban, which began shipping late in the fourth quarter of 2000. License fee and milestone income increased $10,446,000 in year 2000. The increase is primarily due to $9,866,000 recognized upon the approval of Argatroban by the FDA in June 2000, as discussed above. The remaining $580,000 license fee and milestone income in year 2000 is related to payments received from ICOS-TBC and Schering-Plough upon the consummation of our collaborative agreements in year 2000.

     Research and development expenses in year 2000 of $13,513,000 reflected an increase of $433,000 from the $13,080,000 in year 1999. The increase was primarily due to the research and development activities of Revotar, which began in the third quarter of 2000, partially offset by general reductions in research and development costs resulting from the collaborative efforts begun in 2000 with ICOS-TBC.

     Equity in loss of affiliate of $3,487,000 in year 2000 reflects our 50% interest in the operating results of ICOS-TBC, which began in June 2000. The expenses of ICOS-TBC are primarily research and development costs related to the endothelin antagonist program.

     General and administrative expenses increased $1,040,000 in year 2000, compared with year 1999. The increase is primarily the result of higher employment expenses and costs associated with the recruiting of additional senior staff, the addition of Revotar in 2000, and costs associated with the management of our collaborative efforts, partially offset by reduced patent legal expenses related to endothelin antagonist compounds, which since June 2000 are the responsibility of ICOS-TBC.

     Investment income increased $3,150,000 to $4,362,000 in year 2000, compared with $1,212,000 in year 1999. The increase is primarily due to the increase in funds available for investment in year 2000, resulting from the license fees and milestone payments received in 2000 and proceeds from the sale of common stock in a public offering in April 2000.

     The interest of the minority shareholders of Revotar, who collectively hold approximately 45% of the Revotar common stock, in Revotar's loss was $209,000 in year 2000, reducing our consolidated net loss.

     As discussed above, we implemented SAB101 on October 1, 2000, effective January 1, 2000. The adoption of SAB101 resulted in a cumulative increase in the Company's losses for the years 1997 through 1999 of $2,366,000 resulting from the amortization of license fees and milestone payments received in 1997, through the development period, which ended June 30, 2000. Revenues in year 2000 include the $2,366,000 deferred from 1997, as discussed above.

     We incurred net losses applicable to common shares of $5,665,000 in year 2000, compared with $15,297,000 in year 1999. The net loss in year 2000 includes the $2,366,000 non-cash cumulative effect of the change in accounting principle, discussed above. The reduction in our net loss in 2000, as compared with 1999, is due to the increased revenues and investment income, partially offset by increased expenses in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

Year 2000 and 2001

     At December 31, 2001, we had cash, cash equivalents, investment securities and accrued interest of $95,427,000, compared with $92,533,000 at December 31, 2000. We used $13,103,000 in cash on operating activities in year 2001, compared to cash generated by operating activities of $2,815,000 in 2000. The primary operating uses of cash in 2001 were to fund the ongoing research and development programs conducted by TBC, Revotar and ICOS-TBC, reduced by cash received from investment income, milestones, and research payments from our collaborative partners. Cash generated in year 2000 is primarily due to the $7,500,000 milestone payment received from GSK upon the approval of Argatroban by the FDA, and license fees received from Schering-Plough and ICOS-TBC.

     Investing activities used $44,040,000 in year 2001, compared with cash used by investing activities of $32,036,000 in 2000. Year 2001 investing activities was primarily comprised of capital expenditures of $2,762,000, and increases in investment securities and accrued interest thereon of $41,278,000. Year 2000 investing activities was primarily comprised of increases in investment securities and accrued interest thereon of $31,712,000 and capital expenditures of $324,000. The increased capital expenditures in year 2001 was primarily due to purchases of laboratory and office equipment at Revotar, and an expansion of laboratory facilities in Houston.

     Cash generated by financing activities in year 2001 was $19,043,000, compared with $74,887,000 in year 2000. Year 2001 included proceeds from the exercise of publicly traded warrants in January 2001, for net proceeds of $20,143,000 and proceeds from the exercise of employee stock options and other warrants for proceeds of $502,000, partially reduced by the acquisition of 213,000 shares of treasury stock for total proceeds of $1,602,000. Cash generated by financing activities in year 2000 was primarily due to net proceeds received from the public offering and other issuances of our common stock of $70,096,000, and cash contribution to Revotar by its minority shareholders of $4,791,000.

Material Commitments

     Our only material contractual commitments are comprised of a loan commitment to Revotar and office and laboratory facility leases. We and the minority shareholders of Revotar have committed to lend Revotar approximately $5 million of which our commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. Our portion of the loan is denominated in U.S. dollars at an interest rate of seven percent fixed for the first two years and resets to the greater of seven percent or U.S. prime plus two and one-half percent on April 1, 2004. It is likely that Revotar may need to seek additional funding through collaborative arrangements and/or through public or private financings.

     The Company had long-term obligations under our office and laboratory leases as follows (in thousands):

                                                        Less than        1-3          4-5      After 5
                  Contractual Obligations      Total      1 year        years        years       years
                     Operating Leases         $7,826      $1,617       $3,573        $2,636       ---

Outlook for 2002

     We expect revenues in year 2002 to be in the range of $8.5 to $11.0 million, including royalties on Argatroban sales, reimbursements from collaborative partners of research and development expenses, research reimbursements from ICOS-TBC for the development of endothelin antagonist products, and amortization of earned license fees and milestones. We believe investment income will be in the range of $1.8 million to $2.5 million, depending upon prevailing interest rates and invested balances.

     Expenses in year 2002 are expected to be between $45 and $48 million. The expected increase over actual year 2001 expenses is primarily in the area of clinical development and reflects the Company's intention to expand the use of Argatroban in ischemic stroke and PCI, demonstrate the safety and efficacy of sitaxsentan as a treatment of PAH, advance the development of TBC3711 and continue development work of TBC1269 as a treatment for asthma and other indications.

     For a number of reasons discussed elsewhere in this Form 10-K, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See "Risk Factors" in Item 1, "Business" and "Longer-Term Outlook", below.

     Below is a summary of our ongoing research and development projects, and an estimation of the distribution of our year 2002 research and development expenditures for each of them.

                                                                      Expected
                                                                   Distribution of
                                                                  R&D Expenditures
    Research and Development Programs                               in Year 2002
    ---------------------------------                             ----------------
    Argatroban                                                           21%
    Endothelin Antagonist                                                27%
       (Sitaxsentan and TBC3711)
    Selectin Antagonist (TBC1269)                                        13%
    VCAM/VLA-4                                                           10%
    Other                                                                29%
                                                                  ----------------
                                            Total                       100%

Longer-Term Outlook

     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase in subsequent years because:

     o We expect to incur significant expenses in conjunction with the ICOS-TBC partnership for endothelin antagonists associated with clinical trial costs for sitaxsentan and TBC3711 and research and clinical trial costs for development of TBC1269 compounds and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:

          - hiring personnel to direct and carry out all operations related to clinical trials;

          -    hospital and procedural costs;

          -    services of a contract research organization; and

          - purchasing and formulating large quantities of the compound to be used in such trials.

     o We anticipate that expenditures for completion of the ongoing Argatroban Phase II clinical trial for ischemic stroke and the magnitude of additional trials beyond Phase II will be significant. It is difficult at this time to estimate the magnitude of costs until results are obtained from the ongoing trial.

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

     Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through year 2003 without considering the impact of revenues from Argatroban. Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings.

Off-Balance Sheet Arrangements

     We do not engage in off-balance sheet financing arrangements; however we are obligated to fund its proportionate share (50%) of any contractual obligations of ICOS-TBC. As of December 31, 2001, ICOS-TBC is not obligated for any leases, long-term debt, or other fixed obligations, except for contractual obligations for the manufacturing of drug product of approximately $800,000, and with outside research organizations for management of clinical and preclinical trials for approximately $1,700,000.

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

     We have a majority-owned subsidiary in Berlin, Germany and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements we are required to include in this Item 8 are set forth in Item 14 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers and their respective ages and positions are as follows:

      NAME                                                  AGE                    POSITION
      ----                                                  ---                    --------
     John M. Pietruski(1)(2).........................       68     Chairman of the Board of Directors
     Bruce D. Given, M.D.(1)(4)......................       47     President, Chief Executive Officer and
                                                                   Director
     Richard A. F. Dixon, Ph.D.(1)...................       48     Senior Vice President, Research and Chief
                                                                   Scientific Officer and Director
     Stephen L. Mueller..............................       54     Vice President, Finance and
                                                                   Administration, Secretary and Treasurer
     Pamela M. Murphy................................       51     Vice President, Corporate Communications
     James T. Willerson, M.D.(1)(3)..................       62     Chairman of the Scientific Advisory
                                                                   Board and Director
     Ron J. Anderson, M.D.(2)........................       55     Director
     Frank C. Carlucci(2)............................       71     Director
     Robert J. Cruikshank(3).........................       71     Director
     Suzanne Oparil, M.D.(3).........................       60     Director
     William R. Ringo, Jr.(3)........................       56     Director
     James A. Thomson, Ph.D.(2)......................       56     Director

----------

(1)  Member, Executive Committee of the Board of Directors

(2) Member, Compensation, Personnel and Nominating Committee of the Board of Directors

(3)  Member, Audit Committee of the Board of Directors

(4) From July 1992 until his retirement in March 2002, David B. McWilliams held the office of President and Chief Executive Officer and was a director.

     The additional information requested by this item will be contained on the Company's definitive Proxy Statement ("Proxy Statement") for its 2002 Annual Meeting of Stockholders to be held on May 23, 2002 and is incorporated by reference from the sections titled "Election of Directors" and "Other Information -- Executive Officers and -- Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information requested by this item is incorporated by reference from the section titled "Other Information -- Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information requested by this item is incorporated by reference from the section titled "Other Information -- Principal Stockholders" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information requested by this item is incorporated by reference from the sections titled "Other Information -- Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               Reference is made to the Consolidated Financial Statements, the reports thereon, and the notes thereto commencing at Page F-1 of this Annual Report on Form 10-K. Set forth below is an index to such Financial Statements.

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report...................................................          F-1

Consolidated Balance Sheets....................................................          F-2

Consolidated Statements of Operations and Comprehensive Loss...................          F-3

Consolidated Statements of Stockholders' Equity................................          F-4

Consolidated Statements of Cash Flows..........................................          F-6

Notes to Consolidated Financial Statements.....................................          F-7

          2.   INDEX TO EXHIBITS

               Information with respect to this Item is contained in the attached Index to Exhibits.

               The Company will furnish a copy of any one or more of these exhibits to a shareholder who so requests upon receipt of payment for the costs of duplication and mailing the requested item.

     (b)  REPORTS ON FORM 8-K

               One report on Form 8-K dated October 30, 2001 was filed during the quarter ended December 31, 2001, regarding the Company's third quarter 2001 financial results, market growth for Argatroban and clinical trials status.

               Four reports on Form 8-K were filed after December 31, 2001 but prior to the filing of this Form 10-K. A report on Form 8-K dated January 3, 2002 was filed regarding the issuance of rights under the Shareholder Rights Plan. A report on Form 8-K dated February 5, 2002 was filed regarding confirmation of the Company's 2001 guidance and a review of the outlook for 2002. A report on Form 8-K dated February 26, 2002 was filed regarding the Company's 2001 fourth quarter and year-end financial results. A report on Form 8-K dated March 21, 2002 was filed regarding Bruce D. Given, M.D. being named as President and CEO and the retirement of David B. McWilliams.

               All schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 28 day of March, 2002.

                                  TEXAS BIOTECHNOLOGY CORPORATION

                                  By:          /s/ STEPHEN L. MUELLER
                                     -------------------------------------------
                                                 Stephen L. Mueller
                                     Vice President, Finance and Administration,
                                               Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities indicated on the 28th day of March, 2002.

                          SIGNATURE                                                         TITLE
                          ---------                                                         -----
                    /s/ JOHN M. PIETRUSKI                          Chairman of the Board of Directors
---------------------------------------------------------------
                      John M. Pietruski

                   /s/ BRUCE D. GIVEN                              Director, President and Chief Executive Officer
---------------------------------------------------------------    (Principal Executive Officer)
                     Bruce D. Given, M.D.

                    /s/ RICHARD A.F. DIXON                         Director and Senior Vice President, Research and
---------------------------------------------------------------    Chief Scientific Officer
                  Richard A.F. Dixon, Ph.D.

                    /s/ STEPHEN L. MUELLER                         Vice President, Finance and Administration,
---------------------------------------------------------------    Secretary and Treasurer
                      Stephen L. Mueller                           (Principal Financial and Accounting Officer)

                     /s/ RON J. ANDERSON                           Director
---------------------------------------------------------------
                    Ron J. Anderson, M.D.

                    /s/ FRANK C. CARLUCCI                          Director
---------------------------------------------------------------
                      Frank C. Carlucci

                   /s/ ROBERT J. CRUIKSHANK                        Director
---------------------------------------------------------------
                     Robert J. Cruikshank

                      /s/ SUZANNE OPARIL                           Director
---------------------------------------------------------------
                     Suzanne Oparil, M.D.

                  /s/ WILLIAM R. RINGO, JR.                        Director
---------------------------------------------------------------
                    William R. Ringo, Jr.

                     /s/ JAMES A. THOMSON                          Director
---------------------------------------------------------------
                   James A. Thomson, Ph.D.

                    /s/ JAMES T. WILLERSON                         Director
---------------------------------------------------------------
                   James T. Willerson, M.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Biotechnology Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Biotechnology Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Biotechnology Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                 KPMG LLP

Houston, Texas
February 25, 2002

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN $ THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                                   DECEMBER 31,
------                                                                             ------------------------
                                                                                      2001          2000
                                                                                   ----------    ----------
Current assets:
     Cash and cash equivalents .................................................   $   10,086    $   48,470
     Short-term investments ....................................................       46,465        39,068
     Accounts receivable .......................................................          655           238
     Other current receivables .................................................          618           626
     Receivable from related party under collaborative arrangement .............        1,144           882
     Prepaids ..................................................................        1,350         1,349
                                                                                   ----------    ----------
         Total current assets ..................................................       60,318        90,633
Long-term investments ..........................................................       38,876         4,995
Equipment and leasehold improvements, net ......................................        4,300         2,368
Other assets ...................................................................          868           973
                                                                                   ----------    ----------
         Total assets ..........................................................   $  104,362    $   98,969
                                                                                   ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable ..........................................................   $    2,187    $      942
     Accrued expenses ..........................................................        3,902         3,621
     Deferred revenue from related party .......................................        1,159           484
     Deferred revenue from unrelated parties ...................................          748           545
                                                                                   ----------    ----------
         Total current liabilities .............................................        7,996         5,592
Liability to related party .....................................................        3,533         1,376
Deferred revenue from related party ............................................        1,722         1,210
Deferred revenue from unrelated parties ........................................        3,041         2,182
Other deferred credit ..........................................................        2,620         2,620
Minority interest in Revotar ...................................................        1,213         1,962
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.005 per share. At December 31, 2001, and
       December 31, 2000 5,000,000 shares authorized; none outstanding .........           --            --


     Common stock, par value $.005 per share. At December 31, 2001,
       75,000,000 shares authorized; 43,783,638 shares issued. At December 31,
       2000, 75,000,000 shares authorized, 41,203,197 shares issued ............          218           206
     Additional paid-in capital ................................................      210,616       189,390
     Treasury stock, 213,000 shares at December 31, 2001 .......................       (1,602)           --
     Other comprehensive loss ..................................................         (299)          (15)
     Accumulated deficit .......................................................     (124,696)     (105,554)
                                                                                   ----------    ----------
         Total stockholders' equity ............................................       84,237        84,027
                                                                                   ----------    ----------
         Total liabilities and stockholders' equity ............................   $  104,362    $   98,969
                                                                                   ==========    ==========

          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     (IN $ THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           2001        2000        1999
                                                                         --------    --------    --------
Revenues:
     Research agreements .............................................   $  4,342    $  3,889    $  2,083
     Collaborative research and development from ICOS-TBC, L.P. ......      1,442       1,123          --
     Royalty income ..................................................      1,586         234          --
     License fee and milestone income ................................      1,547      10,446          --
                                                                         --------    --------    --------
         Total revenues ..............................................      8,917      15,692       2,083
                                                                         --------    --------    --------
Expenses:
     Research and development ........................................     17,462      13,513      13,080
     Equity in loss of ICOS-TBC, L.P. ................................      9,450       3,487          --
     General and administrative ......................................      7,132       6,552       5,512
                                                                         --------    --------    --------
         Total expenses ..............................................     34,044      23,552      18,592
                                                                         --------    --------    --------
         Operating loss ..............................................    (25,127)     (7,860)    (16,509)
Investment income, net ...............................................      5,236       4,362       1,212
                                                                         --------    --------    --------
         Loss before minority interest ...............................    (19,891)     (3,498)    (15,297)
Minority interest in loss of Revotar .................................        749         209          --
                                                                         --------    --------    --------
     Loss before cumulative effect of
         change in accounting principle ..............................    (19,142)     (3,289)    (15,297)
     Cumulative effect of change in accounting principle .............         --      (2,366)         --
                                                                         --------    --------    --------
         Net loss applicable to common shares ........................   $(19,142)   $ (5,655)   $(15,297)
                                                                         ========    ========    ========

Other Comprehensive Loss:
     Unrealized loss on foreign currency translation .................       (284)        (15)         --
                                                                         --------    --------    --------
         Comprehensive loss ..........................................   $(19,426)   $ (5,670)   $(15,297)
                                                                         ========    ========    ========

Net loss per share basic and diluted .................................   $  (0.44)   $  (0.14)   $  (0.45)
                                                                         ========    ========    ========
   Weighted average common shares used to compute
   net loss per share: basic and diluted .............................     43,637      39,150      34,226
                                                                         ========    ========    ========



          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (IN $ THOUSANDS, EXCEPT SHARE DATA)



                                                COMMON STOCK
                                           -----------------------   ADDITIONAL      OTHER                            TOTAL
                                             SHARES                    PAID-IN   COMPREHENSIVE     ACCUMULATED    STOCKHOLDERS'
                                             ISSUED       AMOUNT       CAPITAL        LOSS           DEFICIT         EQUITY
                                           ----------   ----------   ----------   -------------    -----------    -------------
Balance at January 1, 1999 .............   34,128,017   $      171   $  117,667   $          --    $   (84,602)   $      33,236
Issuance of common stock for
     stock option exercises ............      257,720            1          515              --             --              516
Issuance of common stock for
     warrant exercises .................        1,400           --           11              --             --               11
Issuance of common stock in
     lieu of board fees ................        5,772           --           24              --             --               24
Compensation expense related to
     stock options .....................           --           --          100              --             --              100
Net loss ...............................           --           --           --              --        (15,297)         (15,297)
                                           ----------   ----------   ----------   -------------    -----------    -------------
Balance at December 31, 1999 ...........   34,392,909   $      172   $  118,317   $          --    $   (99,899)   $      18,590

Issuance of common stock in
     public offering ...................    5,584,591           28       65,206              --             --           65,234
Issuance of common stock for
     stock option exercises ............      618,904            3        2,319              --             --            2,322
Issuance of common stock for
     warrant exercises .................      531,128            3        2,537              --             --            2,540
Issuance of common stock in
     payment of expenses ...............        2,236           --           30              --             --               30
Issuance of common stock in
     payment for consulting services ...        2,000           --           16              --             --               16
Issuance of common stock in payment
     for research and development ......       71,429           --          965              --             --              965
Net loss ...............................           --           --           --              --         (5,655)          (5,655)
Other comprehensive loss ...............           --           --           --             (15)            --              (15)
                                           ----------   ----------   ----------   -------------    -----------    -------------
Balance at December 31, 2000 ...........   41,203,197   $      206   $  189,390   $         (15)   $  (105,554)   $      84,027

                                  (Continued)

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (IN $ THOUSANDS, EXCEPT PER SHARE DATA)



                                             COMMON STOCK
                                     -------------------  ADDITIONAL                OTHER                         TOTAL
                                                           PAID-IN    TREASURY   COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS
                                       SHARES     AMOUNT   CAPITAL     STOCK         LOSS          DEFICIT        EQUITY
                                     ----------   ------  ----------  --------   -------------   -----------   ------------
Balance at December 31, 2000 ......  41,203,197   $  206  $  189,390  $     --   $         (15)  $  (105,554)  $     84,027
Issuance of common stock for
     stock option exercises .......      12,268       --          52        --              --            --             52
Issuance of common stock for
     warrant exercises ............   2,511,558       12      20,581        --              --            --         20,593
Issuance of common stock in
     payment of expenses ..........      56,615       --         530        --              --            --            530
Compensation expense related to
     stock options ................          --       --          63        --              --            --             63
Purchase of treasury shares .......          --       --          --    (1,602)             --            --         (1,602)
Net loss ..........................          --       --          --        --              --       (19,142)       (19,142)
Other comprehensive loss ..........          --       --          --        --            (284)           --           (284)
                                     ----------   ------  ----------  --------   -------------   -----------   ------------
Balance at December 31, 2001 ......  43,783,638   $  218  $  210,616  $ (1,602)  $        (299)  $  (124,696)  $     84,237
                                     ==========   ======  ==========  ========   =============   ===========   ============

          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN $ THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 2001         2000        1999
                                                                              ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .............................................................   $ (19,142)   $  (5,655)   $(15,297)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization ....................................         923          998         891
         Equity in loss of ICOS-TBC, L.P. .................................      (9,450)      (3,487)         --
         Minority interest in loss of Revotar .............................        (749)        (209)         --
         Expenses paid with stock .........................................         530           46          24
         Compensation expense related to stock options ....................          63           --         100
         Loss on disposition of fixed assets ..............................          12            9          --
     Change in operating assets and liabilities, net of
       effect of acquisition:
         Increase in accounts receivable ..................................        (417)        (237)         --
         (Increase) decrease in prepaids ..................................          (1)         104        (490)
         Decrease in other current receivables ............................           8          441         359
         (Increase) decrease in receivable from related
           party under collaborative agreement ............................        (262)        (882)         10
         Decrease (Increase) in other assets ..............................          --           55         (55)
         Increase (decrease) in accounts payable and
           accrued expenses ...............................................       1,526        2,348        (655)
         Increase in liability to related party ...........................      11,607        4,864          --
         Increase in deferred revenue from unrelated parties ..............       1,062        2,727          --
         Increase in deferred revenue from related party ..................       1,187        1,693          --
                                                                              ---------    ---------    --------
           Net cash (used in) provided by operating activities ............     (13,103)       2,815     (15,113)
                                                                              ---------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and leasehold improvements ....................      (2,762)        (324)       (621)
     Proceeds from disposition of equipment and
       leasehold improvements .............................................          --           --           1
     Purchase of investments ..............................................    (154,272)    (104,143)    (17,184)
     Maturity of investments ..............................................     112,863       72,996      30,826
     Decrease (increase) in interest receivable included
       in short-term and long-term investments ............................         131         (565)        191
                                                                              ---------    ---------    --------
           Net cash (used in) provided by investing activities ............     (44,040)     (32,036)     13,213
                                                                              ---------    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock ........................................      (1,602)          --          --
     Contribution from minority interest in consolidated subsidiary .......          --        4,791          --
     Proceeds from issuance of common stock and option
       and warrant exercises, net .........................................      20,645       70,096         527
                                                                              ---------    ---------    --------
           Net cash provided by financing activities ......................      19,043       74,887         527
                                                                              ---------    ---------    --------

Effect of exchange rate changes on cash ...................................        (284)          --          --
                                                                              ---------    ---------    --------
     Net (decrease) increase in cash and cash equivalents .................     (38,384)      45,666      (1,373)
Cash and cash equivalents at beginning of year ............................      48,470        2,804       4,177
                                                                              ---------    ---------    --------
Cash and cash equivalents at end of year ..................................   $  10,086    $  48,470    $  2,804
                                                                              =========    =========    ========
Supplemental schedule of noncash financing activities:
     Issuance of common stock for research and development,
       license fee and services ...........................................   $     530    $   1,011    $     24
                                                                              =========    =========    ========

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

     (c)  Cash, Cash Equivalents, Short-Term Investments and Long-Term
          Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At December 31, 2001, approximately $690,000 was invested in demand and money market accounts. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At December 31, 2001, the Company's short-term investments consisted of approximately $817,000 in government agency bonds and $44,083,000 in corporate commercial paper and loan participations, time deposits of $1,255,000 and accrued interest of $310,000. Long-term investments consist of approximately $30,989,000 in government agency bonds, and $7,476,000 in corporate bonds and loan participations and $411,000 in accrued interest thereon, all with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

     (e)  Investment in ICOS - TBC

          ICOS-TBC is accounted for using the equity method. Accordingly, the investment is recorded at cost, adjusted for the Company's share of income or loss of the entity and amortization of revenues for upfront and milestone payments. See Note 8.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

     (f)  Research and Development Costs

          All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the years ended December 31, 2001, 2000 and 1999, of approximately $6,898,000, $5,902,000 and $5,376,000, respectively, were charged to research and development. Payments related to the acquisition of in-process research and development, if any, are expensed as incurred.

     (g)  Net Loss Per Common Share

          Basic net loss per common share is calculated by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average number of common and common equivalent shares outstanding during the period. For the years 2001, 2000 and 1999, there were no potential common shares used in the calculation of weighted average common shares outstanding. For the years ended December 31, 2001, 2000 and 1999, the weighted average common shares used to compute basic net loss per common share totaled 43,636,548, 39,149,882 and 34,226,224, respectively. Securities convertible into Common Stock comprised of stock options and warrants totaling 4,379,110, 5,924,687 and 7,985,191 shares at December 31, 2001, 2000 and 1999 respectively, were not assumed in the calculation of diluted net loss per common share because the effect would have been antidilutive.

     (h)  Revenue Recognition

          Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and we have received sufficient information to record a receivable. As a result of the Company's adoption at October 1, 2000, effective January 1, 2000, of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), promulgated by the United States Securities and Exchange Commission ("SEC") in December 1999, the Company defers the recognition of milestone payments related to contractual agreements which are still in the developmental stage. Such deferred revenues are amortized into income over the estimated remaining developmental period. Milestone payments received under contractual agreements which have completed the developmental stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company's intellectual property are similarly deferred, and amortized into income over the estimated developmental period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods, and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

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

     (k)  Intangible Assets

          Intangible assets, consisting of FDA approved products, are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for the years ended December 31, 2001 and 2000 was $105,000 and $53,000, respectively. Amortization of intangible assets is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

     (l)  Treasury Stock

          Treasury stock is recorded at cost. On May 3, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program to buy up to 3 million shares, or approximately 7 percent of the Company's outstanding Common Stock over an 18 month period. Pursuant to the stock repurchase program, the Company has repurchased 213,000 shares for net proceeds of approximately $1,602,000 during the year ended December 31, 2001.

     (m)  Stock Based Compensation

          The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's pro forma net loss and pro forma net loss applicable to common shares for the year ended December 31, 2001 would have been $23,260,000 and $0.53, respectively, for December 31, 2000, would have been $8,604,873 and $0.22, respectively and for December 31, 1999 would have been $17,178,428 and $0.50, respectively.

          The fair value of options granted during the years ended December 31, 2001, 2000 and 1999 for employee services were estimated on the date of grant using the Black-Scholes Pricing Model with the following weighted average assumptions: risk-free interest rate of between 3.99 and 6.63 percent, expected life of between 4 and 7 years, expected volatility of between 57 and 78 percent and no dividends.

     (n)  Income Taxes

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

     (o)  Impairment of Long-lived Assets

          As circumstances dictate, the Company evaluates the recoverability of its intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

     (p)  New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS141), "Business Combinations." SFAS141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The Company adopted SFAS141 effective July 1, 2001, and such adoption did not have any effect on the results of 2001.

          In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS142) which will be effective for the Company as of January 1, 2002. SFAS142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. The Company does not expect the adoption of SFAS142 to have a material impact on its business because it currently has no goodwill or other intangible assets with indefinite lives.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS143 is effective for all fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS143 to have a significant impact on its financial condition or results of operations.

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. SFAS144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years. The Company does not expect the adoption of SFAS144 to have a significant impact on its financial condition or results of operations.

     (q)  Reclassifications

          Certain reclassifications have been made to prior period financial statements to conform with the December 31, 2001 presentation with no effect on net loss previously reported.

(2)  CAPITAL STOCK

          In December 1993, the Company completed an initial public offering comprised of 4,082,500 units, each unit consisting of one share of Common Stock (par value $.005 per share) and one warrant to purchase one share of Common Stock. Proceeds to the Company were approximately $24.2 million, net of selling expenses of approximately $3.3 million. The securities included in the unit subsequently separated into its Common Stock and warrant components. The warrants were exercisable at $8.44 per share. On December 13, 1998, the expiration date of the warrants was extended from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. On September 13, 1999, the expiration date of the warrants was further extended to December 31, 2000. There were 2,386,645 warrants outstanding as of December 31, 2000 which were exercised on January 3, 2001 for proceeds of approximately $20.1 million.

          In April 2000, the Company sold 5,584,591 shares of Common Stock for $12.50 per share in an underwritten public offering. The net proceeds to the Company from this offering were approximately $65.2 million after deducting selling commissions and expenses of approximately $4.6 million related to the offering.

          The Company has reserved Common Stock for issuance as of December 31, 2001 as follows:

Stock option plans ................   6,145,743
Warrants outstanding ..............     247,858
                                      ---------
      Total shares reserved .......   6,393,601
                                      =========

          Shareholders' Rights Plan

          In January 2002, the Company adopted a shareholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock held of record as of the close of business on January 22, 2002. Each Right initially entitles a shareholder to purchase a one one-thousandth fraction of a share of Preferred Stock - Junior Participating Series A (the "Preferred Stock") for $55.00. Each such fraction of a share of Preferred Stock has terms designed to make it essentially equivalent to one share of Common Stock. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company's Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% of the Common Stock. Prior to such an event, the Rights will be evidenced by and traded in tandem with the Common Stock.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

          If a person or group acquires a 15% or larger position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, fractional shares of Preferred Stock having twice the value of the $55 exercise price, with each fractional Preferred Share valued at the market price of the Common Stock. Also, if following an acquisition of 15% or more of the Company's Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase Common Stock of the acquiring company having a value of twice the $55.00 exercise price. The effect will be to entitle the Company's shareholders to buy stock in the acquiring company at 50% of its market price.

          The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15% or more of its Common Stock by a person or group or commencement of a tender offer for such 15% ownership. The Rights expire on January 2, 2012.

(3)  STOCK OPTIONS AND WARRANTS

          The Company has in effect the following stock option plans:

          The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 185,495 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

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

          The Amended and Restated 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,609,868 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

          The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 457,160 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. The Company's shareholders approved, at the annual shareholders meeting in June 2000, an amendment to the 1995 Director Plan which increased the number of shares of Common Stock reserved for issuance to 500,000 shares from 300,000 shares.

          The 1999 Stock Incentive Plan ("1999 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 2,948,949 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. During 2001, the Board of Directors amended the 1999 Plan to allow a total of 3,000,000 shares of Common Stock to be reserved for issuance. The amendment was approved by the stockholders at the Company's annual meeting in 2001.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           A summary of stock options as of December 31, 2001, follows:

                                 EXERCISE PRICE                                      EXERCISED/                    AVAILABLE
        STOCK OPTION PLANS         PER SHARE         AUTHORIZED      OUTSTANDING       OTHER        EXERCISABLE    FOR GRANT
      ---------------------      --------------     -----------      -----------     ---------      -----------    ---------
      1990 Plan............       $ 1.38-$21.59          285,715         185,495       100,220         153,831            --
      1992 Plan............       $ 1.41-$21.59        1,700,000         886,380       789,971         756,635        23,649
      Director Plan........       $ 3.50-$ 4.54           71,429          34,242        37,187          34,242            --
      1995 Plan............       $ 1.31-$21.59        2,000,000       1,603,589       390,132       1,404,512         6,279
      1995 Director Plan...       $ 1.38-$11.31          500,000         326,596        42,840         264,103       130,564
      1999 Plan............       $ 5.51-$21.59        3,000,000       1,094,950        51,051         176,100     1,853,999
                                                    ------------     -----------     ---------      ----------     ---------
             TOTALS........                            7,557,144       4,131,252     1,411,401       2,789,423     2,014,491
                                                    ============     ===========     =========      ==========     =========

           A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and the changes during the years then ended is presented below:

                                                                                                       WEIGHTED-AVERAGE
                                                                                        OPTIONS         EXERCISE PRICE
                                                                                      -----------      ----------------
       Outstanding at January 1, 1999............................................       3,333,294           $ 4.42
          Granted................................................................         441,050             4.27
          Canceled...............................................................        (292,405)            5.13
          Exercised..............................................................        (257,720)            2.51
                                                                                      -----------
       Outstanding at December 31, 1999..........................................       3,224,219             4.53
          Granted................................................................         624,160            18.66
          Canceled...............................................................         (77,159)            9.13
          Exercised..............................................................        (618,904)            3.75
                                                                                      -----------
       Outstanding at December 31, 2000..........................................       3,152,316             7.36
          Granted................................................................       1,042,700             5.69
          Canceled...............................................................         (51,496)           13.77
          Exercised..............................................................         (12,268)            4.15
                                                                                      -----------
       Outstanding at December 31, 2001..........................................       4,131,252           $ 6.87
                                                                                      ===========

           In 2001, the Company issued 51,051 shares of restricted Common Stock as compensation to certain of its employees, which will vest over the three year period subsequent to its issuance.

                                                                    DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                                       2001                 2000               1999
                                                                  ---------------     ---------------     ---------------
Weighted-average  fair  value of options  granted  during the
period at an exercise price equal to market at issue date ......  $          5.69     $         12.26     $          2.16

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           The following tables summarize information about the Company's stock options outstanding as of December 31, 2001, 2000 and 1999, respectively:

                                                      WEIGHTED                                                WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2001   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2001    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
         $ 1.31 - $ 4.19           1,050,454             3.68           $  3.21               951,041           $  3.11
         $ 4.20 - $ 5.51           1,526,834             6.44           $  5.17               734,486           $  4.80
         $ 5.52 - $11.31           1,035,970             6.07           $  6.85               909,478           $  6.79
         $11.32 - $21.59             517,994             8.02           $ 19.36               194,418           $ 19.37
                             ---------------                                          ---------------
         $ 1.31 - $21.59           4,131,252             5.84           $  6.87             2,789,423           $  5.89
                             ===============                                          ===============


                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2000   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2000    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
        $ 1.31 - $ 3.50              638,719             2.86           $  2.64               637,886           $ 2.64
        $ 3.51 - $ 5.88            1,459,624             6.09           $  4.83             1,208,453           $ 4.98
        $ 5.89 - $ 8.13              451,146             7.17           $  7.19               297,282           $ 7.19
        $ 8.14 - $21.59              602,827             9.36           $ 18.63                23,752           $13.86
                             ---------------                                          ---------------
        $ 1.31 - $21.59            3,152,316             5.84           $  7.36             2,167,373           $ 4.69
                             ===============                                          ===============


                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/1999   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/1999    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
          $1.31 - $3.50              890,096             3.77           $  2.33               888,430           $ 2.33
          $3.51 - $5.88            1,793,473             6.92           $  4.81             1,187,886           $ 4.93
          $5.89 - $8.13              540,650             8.17           $  7.20               205,741           $ 7.20
                             ---------------                                          ---------------
          $1.31 - $8.13            3,224,219             6.26           $  4.53             2,282,057           $ 4.12
                             ===============                                          ===============

       Warrants

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           A summary of the status of the Company's warrants as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                                                                                WEIGHTED-AVERAGE
                                                                                  WARRANTS       EXERCISE PRICE
                                                                                ------------    ----------------
Outstanding at January 1, 1999 ............................................        4,655,972              8.10
   Issued .................................................................          105,000              4.25
   Canceled ...............................................................          (54,773)             3.60
   Forfeited ..............................................................               --                --
   Exercised ..............................................................           (1,400)             8.44
   Reissued ...............................................................           56,173              3.60
                                                                                ------------

Outstanding at December 31, 1999 ..........................................        4,760,972              8.01
   Issued .................................................................               --                --
   Canceled ...............................................................       (1,457,473)             8.37
   Forfeited ..............................................................               --                --
   Exercised ..............................................................         (531,128)             4.76
                                                                                ------------

Outstanding at December 31, 2000 ..........................................        2,772,371              8.33
   Issued .................................................................               --                --
   Canceled ...............................................................               --                --
   Forfeited ..............................................................          (12,955)             4.40
   Exercised ..............................................................       (2,511,558)             8.20
                                                                                ------------

Outstanding at December 31, 2001 ..........................................          247,858      $       9.87
                                                                                ============

           On November 12, 1998, the Company announced an extension of the exercise period of the Company's publicly traded redeemable common stock purchase warrants from December 14, 1998 to September 30, 1999 for those warrant holders electing such extension. On September 13, 1999, the expiration date of the warrants was further extended to December 31, 2000. These publicly traded warrants comprised 2,386,645 of the 2,772,371 warrants outstanding at December 31, 2000. The exercise price of $8.44 remained unchanged. On January 3, 2001, publicly traded warrants to purchase 2,386,645 shares were exercised and the Company received cash proceeds of $20,143,000. In February 2001, warrants to purchase 124,913 shares at a weighted-average exercise price of $3.60, originally issued in 1996, were exercised for total cash proceeds of $450,000.

           The warrants issued in 1999 were granted in connection with non-employee services at an exercise price equal to market price at issue date, which was accounted for in accordance with EITF 96-18.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(4)    INCOME TAXES

           The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

           The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes is as follows:

                                                                         DECEMBER 31,
                                                       ------------------------------------------------
                                                           2001              2000              1999
                                                       ------------      ------------      ------------
Computed "expected" tax expense ..................     $ (6,700,000)     $ (1,979,000)     $ (5,080,000)
Effect of:
     Permanent differences .......................          525,000        (2,020,000)         (583,000)
     Increase in valuation allowance .............        6,175,000         3,999,000         5,663,000
                                                       ------------      ------------      ------------
Tax expense ......................................     $         --      $         --      $         --
                                                       ============      ============      ============

           The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2001 and 2000 are as follows:

                                                 DECEMBER 31,
                                        ------------------------------
                                            2001              2000
                                        ------------      ------------
Loss carryforwards ................     $ 30,472,000      $ 22,551,000
Start-up costs ....................       10,775,000        13,521,000
Property, plant and equipment .....          993,000           776,000
Deferred revenue ..................        2,333,000         1,546,000
Other .............................          891,000           895,000
                                        ------------      ------------
     Gross deferred tax assets ....       45,464,000        39,289,000
     Valuation allowance ..........      (45,464,000)      (39,289,000)
                                        ------------      ------------
     Net deferred tax assets ......     $         --      $         --
                                        ============      ============

           The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is more likely than not that the Company will not recover these assets. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2005 through 2021.

(5)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Equipment and leasehold improvements consist of the following:

                                                       DECEMBER 31,     DECEMBER 31,
                                                           2001             2000
                                                       ------------     ------------
Laboratory and office equipment ..................     $  8,407,000     $  6,069,000
Leasehold improvements ...........................        4,302,000        3,924,000
                                                       ------------     ------------
                                                         12,709,000        9,993,000
Less accumulated depreciation and amortization ...        8,409,000        7,625,000
                                                       ------------     ------------
                                                       $  4,300,000     $  2,368,000
                                                       ============     ============

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(6)   ENTITY-WIDE GEOGRAPHIC DATA

            The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations:

                                               DECEMBER 31,
                                      -----------------------------
                                          2001             2000
                                      ------------     ------------
Long-lived assets:
United States ...................     $  4,446,000     $  3,336,000
Germany .........................          722,000            5,000
                                      ------------     ------------
Total ...........................     $  5,168,000     $  3,341,000
                                      ============     ============

(7)   RESEARCH AGREEMENTS

            On October 10, 1996, the Company signed a strategic alliance agreement with LG Chemical, a Korean corporation, to develop and market compounds derived from the Company's endothelin receptor antagonist and selectin antagonist programs for certain disease indications. Upon consummation of the transaction, LG Chemical purchased 1,250,000 shares of Common Stock for $4.00 per share for a total of $5 million. In addition, LG Chemical had committed to pay $10.7 million in research payments. Of this amount, $8.1 million had been paid as of December 31, 2000. Effective June 6, 2000, the Company assigned one-half of the research payment to ICOS-TBC which amounted to $577,000, before commissions, during the year 2000. In August 2001, the Company and LG Chemical mutually agreed to terminate the strategic alliance agreement. No research payments were received in 2001 from LG Chemical and LG Chemical's rights under the agreement have ended.

            Under the terms of the Company's agreement with ICOS-TBC, the Company will provide, and be reimbursed for, research and development activities conducted on behalf of ICOS-TBC. See Note 8, below.

            The Company also receives reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline, plc ("GSK") (Note 10), Schering-Plough (Note 8) and Revotar (Note 9).

(8)   LICENSE AGREEMENTS

      Mitsubishi-Pharma Agreement

            TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. During 2000, TBC signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           In exchange for the license to the Genentech, Inc, (the "Former Licensor") Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with HIT. The value of $965,000 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in 2001 and 2000 was $105,000 and $53,000, respectively and will be approximately $106,000 annually in future periods. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

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

       ICOS Corporation Partnership

           On June 6, 2000, the Company and ICOS entered into the ICOS-TBC limited partnership agreement. The partnership will seek to develop and globally commercialize ET(A) receptor antagonists. As a result of its contribution of technology, ICOS-TBC paid a license fee to TBC in June 2000. In July 2001, the Company earned a milestone, as a result of the achievement of an objective defined in the partnership agreement. Under the terms of the agreement, the partnership could make additional milestone payments to TBC that together, including the milestone payment received in July 2001, could be as much as $53.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology and the Company recognized approximately $484,000 and $307,000 of it as revenue during 2001 and 2000, respectively. The milestone payment received in July 2001 is also being amortized over the estimated development period, and the Company recognized approximately $333,000 of it as revenue during 2001. For further discussion of the Company's revenue recognition policies, see
       Note 1 (h), Revenue Recognition, above. Pursuant to the terms of the limited partnership agreement for ICOS-TBC, TBC and ICOS will equally fund the cost of research and development of sitaxsentan and second-generation endothelin antagonist compounds, commercialize resulting products, and share equally in the profits from this worldwide collaboration.

           During the years ended December 31, 2001 and 2000, the Company recognized a loss of $9,450,000 and $3,487,000, respectively, representing the Company's proportionate share of the losses of ICOS-TBC. The loss of ICOS-TBC in 2001 includes amounts billed to the partnership by the Company, which totaled $1,442,000 in charges for the Company's internal labor costs, and $4,748,000 in direct research and development costs. In year 2000, the Company billed $1,123,000 in charges for internal labor costs, and $4,623,000 in direct research and development costs, all of which were included in the loss of the partnership.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           Summarized unaudited financial information for ICOS-TBC is as follows:

FINANCIAL POSITION - DECEMBER 31:                                          2001              2000
                                                                       ------------      ------------

Total assets - all current .......................................     $          1      $        491
                                                                       ============      ============
Total liabilities - all current, payable to partners .............     $      7,060      $      3,397
Partners' deficit ................................................           (7,059)           (2,906)
                                                                       ------------      ------------
                                                                       $          1      $        491
                                                                       ============      ============

OPERATING RESULTS - FOR THE YEAR ENDED DECEMBER 31:                        2001              2000
                                                                       ------------      ------------

Revenue ..........................................................     $         --      $        547
Research and development expenses, related parties ...............          (18,873)           (7,515)
Contribution of technology, related party ........................           (4,000)           (4,000)
Administrative expenses ..........................................              (27)               (8)
                                                                       ------------      ------------
Net loss .........................................................     $    (22,900)     $    (10,976)
                                                                       ============      ============

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

           Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. This upfront license fee is being amortized into revenue over the expected development period, and the Company recognized $456,000 and $273,000 of the license fee as revenues in years 2001 and 2000, respectively. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million.

(9)    FOREIGN SUBSIDIARY

           During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the developmental and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,000 on the consolidated balance sheets at December 31, 2001 and 2000. The minority interest in Revotar at December 31, 2001 and December 31, 2000, was $1,213,000 and $1,962,000,
       respectively. The Company's consolidated net loss for the years ended December 31, 2001 and 2000 was reduced $749,000 and $209,000, respectively, by the Revotar minority shareholders' approximately 45% interest in Revotar's losses.

(10)   COMMERCIALIZATION AGREEMENT

           In connection with TBC's development and commercialization of Argatroban, in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with GSK (the "GSK Agreement") whereby GSK was granted exclusive rights to work with TBC in the development and commercialization of Argatroban in the U.S. and Canada for

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK's agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. TBC began a Phase II clinical trial in March 2001 to evaluate the use of Argatroban for ischemic stroke. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to co-promote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

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

(11)  401(K) PLAN

            The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 15 percent of their compensation, with a maximum of $10,500 per employee in 2001. Effective on January 1, 2001, the Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001. Total cost of the employer match was $158,000 in 2001. Annual costs associated with administering the plan totaled approximately $10,000 in 2001 and 2000.

(12)  COMMITMENTS AND CONTINGENCIES

      (a) Employment Agreements

            Since inception, the Company has entered into employment agreements with certain officers and key employees. Additionally, the Company has signed agreements with six of its officers and key employees to provide certain benefits in the event of a "change of control" as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to eighteen months to three years of annual base salary and annual bonus, if any. The base salary portion of the agreements would aggregate approximately $3.4 million at the current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES certain insurance and other benefits for periods of eighteen months to three years and reimbursement of certain legal expenses in conjunction with the agreements. These provisions are intended to replace compensation continuation provisions of any other agreement in effect for an officer if the specified event occurs.

      (b) Lease Agreements

            The Company's lease on its office and laboratory facility in Houston, Texas expires on December 31, 2005. The Company also leases parking spaces during the lease at the facility established rate charged, which currently approximates $78,000 per year. The lease also includes a provision for the Company to pay certain additional charge to obtain utilities and building services during off-business hours. Currently, the amount of these charges is approximately $286,000 per annum, payable in monthly installments. These charges are subject to annual adjustments based on the local consumer price index.

            In October 2001, Revotar, the Company's majority-owned subsidiary, leased an 8,800 square foot office and laboratory facility in Berlin, Germany. The lease expires on September 30, 2006. Under the terms of the lease, the Company is obligated to pay $119,000 in year 2002 for rent and parking. Under the terms of the lease, base rent will increase at three percent per year on the anniversary date of the lease. In addition to the base rent and parking, the Company is obligated to pay $44,000 in year 2002 for related building services. The charge for related building services is subject to annual adjustments, based upon actual increases in costs, up to six percent per year.

            In April 2002, the Company leased a 15,205 square foot facility in Houston, Texas, which will house the Company's clinical development staff. Under the terms of the lease, which expires on July 31, 2005, the Company is obligated to pay $117,000 in year 2002, and approximately $281,000 annually thereafter, for base rent, related building services and parking. The Company has the right to extend the term of this lease agreement under the same terms and conditions to December 31, 2005, upon notice to the lessor. The Company could be subject to additional charges for related building services in years 2003 and thereafter, based upon increases in actual building costs, not to exceed six percent annually.

            For the years ended December 31, 2001, 2000 and 1999, rent and related building services totaled approximately $1,200,000, $1,100,000 and $945,000, respectively.

            At December 31, 2001, the Company's minimum aggregate commitments under long-term, non-cancelable operating leases are as follows:

        2002........................................................    $   1,617,000
        2003........................................................        1,785,000
        2004........................................................        1,788,000
        2005........................................................        1,675,000
        2006........................................................          961,000
                                                                        -------------
                                                                        $   7,826,000
                                                                        =============

      (c) Foreign Currency Exchange Risk

            The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

            The Company has a majority-owned subsidiary in Berlin, Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company had an intercompany receivable from our Berlin subsidiary at December 31, 2000; however this amount was denominated in U.S. dollars and was not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, the currencies of these countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

       (d) Legal Proceedings

           The Company is presently involved in several legal actions, none of which are expected to have a material adverse effect upon the results of operations or financial condition of the Company when considered either individually or in the aggregate.

(13)   QUARTERLY FINANCIAL DATA (UNAUDITED)

           The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):


                                                               YEAR ENDED DECEMBER 31, 2001
                                   ------------------------------------------------------------------------------
                                    QUARTER ENDED        QUARTER ENDED        QUARTER ENDED        QUARTER ENDED
                                       MARCH 31             JUNE 30            SEPTEMBER 30         DECEMBER 31
                                   ---------------      ---------------      ---------------      ---------------

Total revenues                     $         2,269      $         2,463      $         1,704      $         2,481
Operating loss                     $        (4,224)     $        (6,107)     $        (5,707)     $        (9,089)
Net loss                           $        (2,510)     $        (4,539)     $        (4,289)     $        (7,804)
                                   ===============      ===============      ===============      ===============
Net loss per share data:
     Basic and diluted             $         (0.06)     $         (0.10)     $         (0.10)     $         (0.18)



                                                                           YEAR ENDED DECEMBER 31, 2000
                                                  -----------------------------------------------------------------------------
                                                   QUARTER ENDED        QUARTER ENDED       QUARTER ENDED        QUARTER ENDED
                                                      MARCH 31             JUNE 30           SEPTEMBER 30          DECEMBER 31
                                                  ---------------      ---------------     ---------------      ---------------
Total revenues                                    $         1,706      $         9,414     $         1,732      $         2,840
Operating (loss) income                           $        (4,007)     $         4,001     $        (3,468)     $        (4,386)
(Loss) income before cumulative
effect of change in accounting principle          $        (3,804)     $         5,129     $        (1,853)     $        (2,761)
Net (loss) income                                 $        (6,170)     $         5,129     $        (1,853)     $        (2,761)
                                                  ===============      ===============     ===============      ===============
Net (loss) income per share data:
     Basic                                        $         (0.11)     $          0.13     $         (0.05)     $         (0.07)
     Diluted                                      $         (0.11)     $          0.12     $         (0.05)     $         (0.07)

            Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                                DESCRIPTION
      -------                               -----------

            3.1      -- Certificate of Incorporation, as amended (incorporated
                        by reference to Exhibit 3.1 to the Company's Form 10
                        (Commission File No. 0-20117) effective June 26, 1992
                        (as amended))

            3.2      -- Amendment to the Certificate of Incorporation dated
                        November 30, 1993 (incorporated by reference to Exhibit
                        3.4 to the Company's Form 10-Q (Commission File No.
                        0-20117) filed with the Commission on November 14, 1994)

            3.3      -- Amendment to the Certificate of Incorporation dated May
                        20, 1994 (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q (Commission File No. 0-20117)
                        filed with the Commission on November 14, 1994)

            3.4      -- Certificate of Amendment of Certificate of Incorporation
                        dated May 3, 1996 (incorporated by reference to Exhibit
                        3.6 to the Company's Form 10-Q (Commission File No.
                        1-12574) for the quarter ended June 30, 1996)

            3.5      -- Amended and Restated By-laws of Texas Biotechnology
                        Corporation adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company's Form 10-Q
                        (Commission File No. 1-12574) for the quarter ended
                        September 30, 1996)

            3.6      -- Amendment to Article II of By-laws adopted June 29, 2000
                        (incorporated by reference to Exhibit 3.8 to the Company's Quarterly Report on Form 10-Q (Commission File
                        No. 000-20117) for the quarter ended June 30, 2000 with the commission on August 14, 2000)

            3.7      -- Certificate of Designations, Preferences, Limitations
                        and Relative Rights of The Series A Junior Participating
                        Preferred Stock of Texas Biotechnology Corporation
                        (incorporated by reference to Exhibit 2 to the Company's
                        Form 8-A (Commission File No. 0-20117) with the commission on January 3, 2002)

            4.1      -- Rights Agreement, dated as of January 2, 2002, between
                        Texas Biotechnology Corporation and The Bank of New
                        York, as Rights Agent, including exhibits thereto.
                        (incorporated by reference to Exhibit 1 to the Company's
                        Form 8-A (Commission File No. 0-20117) with the commission on January 3, 2002)

            4.2      -- Form of Rights Certificate (incorporated by reference to
                        Exhibit 3 to the Company's Form 8-A (Commission File No.
                        0-20117) with the commission on January 3, 2002)

            10.1     -- Employment Agreement with Dr. Richard A.F. Dixon dated
                        July 15, 1990 (incorporated by reference to Exhibit 10.3
                        to the Company's Form 10 (Commission File No. 0-20117) effective June 26, 1992 (as amended))

            10.2     -- Consulting Agreement with Mr. John M. Pietruski dated
                        January 1, 1992 (incorporated by reference to Exhibit
                        10.6 to the Company's Form 10 (Commission File No.
                        0-20117) effective June 26, 1992 (as amended))

            10.3     -- Employment Agreement with David B. McWilliams dated July
                        15, 1992 (incorporated by reference to Exhibit 19.1 to the Company's Form 10-Q (Commission File No. 0-20117)
                        for the quarter ended June 30, 1992)

            10.4     -- Consulting Agreement with Hennessey & Associates, Ltd.
                        (incorporated by reference to Exhibit 19.1 to the Company's Form 10-Q (Commission File No. 0-20117) for the quarter ended September 30, 1992)

            10.5*    -- Sublicense and License Agreement dated May 27, 1993
                        between Company and Genentech, Inc., together with
                        exhibits (incorporated by reference to Exhibit 10.17 to
                        the Company's Form 10-Q (Commission File No. 0-20117)
                        for the quarter ended June 30, 1993 and incorporated by
                        reference to Exhibit 10.17 to the Company's Form
                        10-Q/A-1 (Commission File No. 0-20117) for the quarter
                        ended June 30, 1993)

            10.6*    -- Stock Agreement dated May 27, 1993 between the Company
                        and Genentech, Inc. (incorporated by reference to
                        Exhibit 10.18 to the Company's Form 10-Q (Commission
                        File No. 0-20117) for the quarter ended June 30, 1993)

            10.7     -- Lease Agreement dated, February 24, 1995 between Texas
                        Biotechnology Corporation and Doctors Center, Inc.
                        (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K (Commission File No. 0-20117) for the year ended December 31, 1994)

            10.8     -- Amended and Restated 1990 Incentive Stock Option Plan
                        (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K (Commission File No. 0-20117) for the year ended December 31, 1994)

            10.9     -- Amended and Restated 1992 Incentive Stock Option Plan
                        (as of March 3, 1995) (incorporated by reference to
                        Exhibit 10.34 to the Company's Form 10-K (Commission
                        File No. 0-20117) for the year ended December 31, 1994)

            10.10    -- Amended and Restated Stock Option Plan for Non-Employee
                        Directors (incorporated by reference to Exhibit 10.39 to the Company's Form 10-Q (Commission File No. 0-20117)
                        for the quarter ended June 30, 1995)

            10.11    -- 1995 Stock Option Plan (incorporated by reference to
                        Exhibit 10.40 to the Company's Form 10-Q (Commission
                        File No. 0-20117) for the quarter ended June 30, 1995)

            10.12    -- Amended and Restated 1995 Non-Employee Director Stock
                        Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit
                        10.55 to the Company's Form 10-Q (Commission File No.
                        1-12574) for the quarter ended June 30, 1996)

            10.13*   -- Strategic Alliance Agreement between Texas Biotechnology
                        Corporation and LG Chemical, Ltd. dated October 10, 1996
                        (incorporated by reference to Exhibit 10.56 to the
                        Company's Form 10-Q (Commission File No. 1-12574) for
                        the quarter ended September 30, 1996)

            10.14    -- Common Stock Purchase Agreement between Texas
                        Biotechnology Corporation and LG Chemical, Ltd. dated
                        October 10, 1996 (incorporated by reference to Exhibit
                        10.57 to the Company's Form 10-Q (Commission File No.
                        1-12574) for the quarter ended September 30, 1996)

            10.15    -- Amendment to the 1995 Stock Option Plan of Texas
                        Biotechnology Corporation dated March 4, 1997
                        (incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q (Commission File No. 1-12574) for the quarter ended June 30, 1997 with the Commission on August 14, 1997)

            10.16    -- Amendment to the 1995 Non-Employee Director Stock Option
                        Plan of Texas Biotechnology Corporation dated March 4,
                        1997 (incorporated by reference to Exhibit 10.63 to the Company's Form 10-Q (Commission File No. 1-12574) for the quarter ended June 30, 1997 with the Commission on August 14, 1997)

            10.17    -- Agreement between Joseph M. Welch and Texas
                        Biotechnology Corporation dated June 1, 1993
                        (incorporated by reference to Exhibit 10.66 to the Company's Form 10-K (Commission File No. 1-12574) with the Commission on March 25, 1999)

            10.18    -- Employment Agreement with Pamela M. Murphy and Texas
                        Biotechnology Corporation dated February 26, 1998
                        (incorporated by reference to Exhibit 10.68 to the Company's Form 10-Q (Commission File No. 1-12574) for the Quarter ended March 31, 1999 with the Commission on May 13, 1999)

            10.19    -- Texas Biotechnology Corporation 1999 Stock Incentive
                        Plan (incorporated by reference to Exhibit 10.71 to the Company's Form 10-Q (Commission File No. 1-12574) for the Quarter ended March 31, 1999 with the Commission on May 13, 1999)

            10.20    -- Amendment to Lease Agreement between Texas Biotechnology
                        Corporation and the University of Texas Health Science
                        Center at Houston, dated April 1, 1999 (incorporated by
                        reference to Exhibit 10.71 to the Company's Form 10-Q
                        (Commission File No. 1-12574) for the Quarter ended
                        September 30, 1999 with the Commission on November 15,
                        1999)

            10.21*   -- License and Research and Development Agreement dated
                        July 21, 2000 between Revotar Biopharmaceuticals AG and
                        Texas Biotechnology Corporation. (incorporated by
                        reference to Exhibit 10.74 to the Company's Form 10-K
                        (Commission File No. 000-20117) for the year ended
                        December 31, 2000 with the Commission on April 2, 2001)

            10.22    -- Fifth amendment dated January 1, 2000 to Consulting
                        Agreement with John M. Pietruski dated January 1, 1992
                        (incorporated by reference to Exhibit 10.75 to the Company's Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2000 with the Commission on April 2, 2001)

            10.23    -- Notice to the University of Texas Health Science Center
                        at Houston dated June 30, 2000 of exercise of renewal option in Lease Agreement (incorporated by reference to Exhibit 10.76 to the Company's Form 10-K (Commission
                        File No. 000-20117) for the year ended December 31, 2000
                        with the Commission on April 2, 2001)

            10.24    -- Amendment to Lease Agreement dated January 1, 2001
                        between Texas Biotechnology Corporation and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.77 to the Company's Form 10-K
                        (Commission File No. 000-20117) for the year ended
                        December 31, 2000 with the Commission on April 2, 2001)

            10.25+   -- Form of Employee Agreement between Texas Biotechnology
                        Corporation and Bruce D. Given, M.D. and Richard A.F.
                        Dixon, Ph.D. dated March 12, 2002.

            10.26+   -- Form of Employee Agreement between Texas Biotechnology
                        Corporation and Stephen L. Mueller, Pamela M. Murphy,
                        Philip M. Brown and R. Duane Clark dated March 12, 2002.

            10.27+   -- Form of Indemnification Agreement between Texas
                        Biotechnology Corporation and its officers and directors
                        dated March 12, 2002.

            10.28+   -- Retirement Agreement between Texas Biotechnology
                        Corporation and David B. McWilliams dated March 21,
                        2002.

            10.29+   -- Employment Agreement between Texas Biotechnology
                        Corporation and Bruce D. Given, M. D. dated March 21,
                        2002

            10.30    -- Amendment to Amended and Restated 1995 Non-Employee
                        Director Stock Option Plan, dated March 6, 2000
                        (incorporated by reference to Exhibit 4.1 to the
                        Company's Registration Statement on Form S-8 (Commission
                        File No. 333-41864) with the commission on July 20,
                        2000)

            10.31    -- Amendment to the 1999 Stock Incentive Plan adopted on
                        March 13, 2001 (incorporated by reference to Exhibit 4.1
                        to the Company's Registration Statement on Form S-8
                        (Commission File No. 333-72468) with the commission on October 30, 2001)

            99.1     -- Agreement between Mitsubishi Chemical Corporation, Texas
                        Biotechnology Corporation and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (Commission File
                        No. 1-12574) with the Commission on August 25, 1997)

            99.2     -- Product Development License and Co-Promotion Agreement
                        between Texas Biotechnology Corporation and SmithKline
                        Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K
                        (Commission File No. 1-12574) with the Commission on
                        August 25, 1997)

            99.3     -- Common Stock Purchase Agreement between Texas
                        Biotechnology Corporation and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.3 to the Company's Form 8-K (Commission File
                        No. 1-12574) with the Commission on August 25, 1997)

            99.4     -- Agreement of Limited Partnership of ICOS-Texas
                        Biotechnology L.P. among ICOS-ET-LP LLC and Texas
                        Biotechnology Corporation, as Limited Partners, and
                        ICOS-ET-GP LLC and TBC-ET, Inc., as General Partners
                        dated June 6, 2000. (incorporated by reference to
                        Exhibit 99.4 to the Company's Quarterly Report on Form
                        10-Q (Commission File No. 000-20117) for the quarter
                        ended June 30, 2000 with the commission on August 14,
                        2000)

            99.5*    -- Endothelin License Agreement by and between Texas
                        Biotechnology Corporation and ICOS-Texas Biotechnology
                        L.P. dated June 6, 2000. (incorporated by reference to
                        Exhibit 99.5 to the Company's Quarterly Report on Form
                        10-Q (Commission File No. 000-20117) for the quarter
                        ended June 30, 2000 with the commission on August 14,
                        2000)

            99.6*    -- Formation and Performance Agreement by and between ICOS
                        Corporation and Texas Biotechnology Corporation dated
                        June 6, 2000. (incorporated by reference to Exhibit 99.6
                        to the Company's Quarterly Report on Form 10-Q
                        (Commission File No. 000-20117) for the quarter ended
                        June 30, 2000 with the commission on August 14, 2000)

            99.7*    -- Research and Development Service Agreement by and
                        between ICOS Corporation, Texas Biotechnology
                        Corporation and ICOS-Texas Biotechnology L.P. dated June
                        6, 2000. (incorporated by reference to Exhibit 99.7 to
                        the Company's Quarterly Report on Form 10-Q (Commission
                        File No. 000-20117) for the quarter ended June 30, 2000
                        with the commission on August 14, 2000)

            99.8*    -- Research Collaboration and License Agreement by and
                        between Texas Biotechnology Corporation and
                        Schering-Plough LTD. dated June 30, 2000. (incorporated
                        by reference to Exhibit 99.8 to the Company's Quarterly
                        Report on Form 10-Q (Commission File No. 000-20117) for
                        the quarter ended June 30, 2000 with the commission on
                        August 14, 2000)

            99.9*    -- Research Collaboration and License Agreement by and
                        between Texas Biotechnology Corporation and Schering
                        Corporation dated June 30, 2000. (incorporated by
                        reference to Exhibit 99.9 to the Company's Quarterly
                        Report on Form 10-Q (Commission File No. 000-20117) for
                        the quarter ended June 30, 2000 with the commission on
                        August 14, 2000)

            21.0+    -- Subsidiaries of the Registrant

            23.1+    -- Independent Auditors' Consent

----------
   * The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

   +  Filed herewith