Form 10-Q
period 2002-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2002-05-15
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 2002

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

           Class                                 Outstanding at May 6, 2002
           -----                                 --------------------------

common stock, $0.005 par value                            43,745,872

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS



                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                    3

           Consolidated Statements of Operations and Comprehensive Income for the
           three months ended March 31, 2002 and 2001                                                4

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2002 and 2001                                                                   5

           Notes to Consolidated Financial Statements                                                6

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  17

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              23


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               25

           ITEM 2:  Changes in Securities                                                           25

           ITEM 3:  Defaults Upon Senior Securities                                                 25

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             25

           ITEM 5:  Other Information                                                               25

           ITEM 6:  Exhibits and Reports on Form 8-K                                                25


SIGNATURES                                                                                          26

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        ($ IN THOUSANDS, EXCEPT PER DATA)


                                                                           MARCH 31,     DECEMBER 31,
ASSETS                                                                       2002           2001
------                                                                   ------------    ------------
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                         $     26,308    $     10,086
       Short-term investments                                                  29,416          46,465
       Accounts receivable                                                        943             655
       Other current receivables                                                  326             618
       Receivable from related party under collaborative arrangement              665           1,144
       Prepaids                                                                 2,225           1,350
                                                                         ------------    ------------
            Total current assets                                               59,883          60,318

Long-term investments                                                          30,680          38,876
Equipment and leasehold improvements, net                                       5,306           4,300
Other assets                                                                      841             868
                                                                         ------------    ------------
            Total assets                                                 $     96,710    $    104,362
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                  $      2,455    $      2,187
       Accrued expenses                                                         2,617           3,902
       Deferred revenue from related party                                      1,159           1,159
       Deferred revenue from unrelated parties                                    748             748
                                                                         ------------    ------------
            Total current liabilities                                           6,979           7,996

Liability to related party                                                      3,872           3,533
Deferred revenue from related party                                             1,434           1,722
Deferred revenue from unrelated parties                                         2,854           3,041
Deferred credit                                                                 2,620           2,620
Minority interest in Revotar                                                      956           1,213

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share. At March 31, 2002, and December 31, 2001, 5,000,000 shares authorized;
            none outstanding                                                       --              --
       Common stock, par value $.005 per share. At March 31, 2002
            75,000,000 shares authorized; 43,913,972 shares issued
            At December 31, 2001, 75,000,000 shares authorized;
            43,783,638 shares issued                                              220             218
       Additional paid-in capital                                             211,483         210,616
       Deferred compensation expense                                             (300)             --
       Treasury stock, 213,000 shares at March 31, 2002, and
            December 31, 2001                                                  (1,602)         (1,602)
       Accumulated other comprehensive loss                                      (360)           (299)
       Accumulated deficit                                                   (131,446)       (124,696)
                                                                         ------------    ------------
            Total stockholders' equity                                         77,995          84,237
                                                                         ------------    ------------
            Total liabilities and stockholders' equity                   $     96,710    $    104,362
                                                                         ============    ============


           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)



                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------
Revenues:
      Research agreements                               $        913    $      1,434
      Collaborative research and development from
           ICOS-TBC, L.P.                                        240             401
      Royalty income, net                                        965             177
      License fee and milestone income                           475             257
                                                        ------------    ------------
           Total revenues                                      2,593           2,269
                                                        ------------    ------------

Expenses:
      Research and development                                 5,190           3,509
      Equity in loss of ICOS-TBC, L.P.                         2,510           1,529
      General and administrative                               2,667           1,455
                                                        ------------    ------------
           Total expenses                                     10,367           6,493
                                                        ------------    ------------

           Operating loss                                     (7,774)         (4,224)

Investment income, net                                           767           1,653
                                                        ------------    ------------
           Net loss before minority interest                  (7,007)         (2,571)

Minority interest in loss of Revotar                             257              61
                                                        ------------    ------------

      Net loss                                                (6,750)         (2,510)

Other comprehensive loss:
      Unrealized loss on foreign currency translation            (61)           (295)
                                                        ------------    ------------

           Comprehensive loss                           $     (6,811)   $     (2,805)
                                                        ============    ============

Net loss per common share-
      basic and diluted                                 $      (0.15)   $      (0.06)
                                                        ============    ============

Weighted average common shares used to compute
      basic and diluted net loss per share                43,613,146      43,665,512
                                                        ============    ============

           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     ($ in thousands, except per share data)
                                   (unaudited)



                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $     (6,750)   $     (2,510)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation and amortization                                        257             223
           Equity in loss of ICOS-TBC, L.P.                                   2,510           1,529
           Minority interest in loss of Revotar                                (257)            (61)
           Expenses paid with stock                                             230              --
           Compensation expense related to stock options                        182              63
           Loss on disposition of fixed assets                                   --               6
          Amortization of premium/discount on investments                        66              --
     Change in operating assets and liabilities, net of
      effect of acquisition:
          Decrease in interest receivable included in short-term
             and long-term investments                                          278             143
          (Increase) decrease in accounts receivable                           (288)             12
          Increase in prepaids                                                 (875)           (149)
          Decrease (increase) in other current receivables                      292            (862)
          Decrease (increase) in receivable from related party under
             collaborative arrangement                                          479          (1,248)
          Decrease in current liabilities                                    (1,017)         (1,062)
          (Decrease) increase in liability to related party                  (2,171)              4
          Decrease in deferred revenue from unrelated parties                  (187)           (136)
          Decrease in deferred revenue from related party                      (288)           (125)
                                                                       ------------    ------------
     Net cash used in operating activities                                   (7,539)         (4,173)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                         (1,236)           (248)
   Purchase of investments                                                  (32,888)        (54,403)
   Maturity of investments                                                   57,789          31,690
                                                                       ------------    ------------
     Net cash provided by (used in)  investing activities                    23,665         (22,961)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option and
     warrant exercises, net                                                     157          21,107
                                                                       ------------    ------------
     Net cash provided by financing activities                                  157          21,107

Effect of exchange rate changes on cash                                         (61)           (295)
                                                                       ------------    ------------
     Net increase (decrease)  in cash and cash equivalents                   16,222          (6,322)

Cash and cash equivalents at beginning of year                               10,086          48,470
                                                                       ------------    ------------

Cash and cash equivalents at end of year                               $     26,308    $     42,148
                                                                       ============    ============

Supplemental schedule of noncash financing activities:
   deferred compensation expense                                       $        300    $         --
                                                                       ============    ============
   issuance of Common Stock for expenses                               $        230    $         --
                                                                       ============    ============

           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Texas Biotechnology Corporation and its subsidiaries (collectively referred to as the "Company" or "TBC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ended December 31, 2002.

(2)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         (a) Organization

                  Texas Biotechnology Corporation (the "Company" or "TBC"), a Delaware corporation, is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, TBC, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS are both 50% owners in ICOS-TBC. During the third quarter of 2000, TBC formed Revotar Biopharmaceuticals AG ("Revotar"), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize TBC's selectin antagonists. The Company retained an approximately 55% interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product for which it receives royalty income, Argatroban, began during November 2000.

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

         (c) Cash, Cash Equivalents, Short-Term Investments and
             Long-Term Investments

                  Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At March 31, 2002, approximately $396,000 was invested in demand and money market accounts, and approximately $25,912,000 was invested in corporate commercial paper and loan participations with a maturity of less than three months. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At March 31, 2002, the Company's short-term investments consisted of approximately $28,896,000 in corporate commercial paper and loan participations, time deposits of $436,000 and accrued interest of $84,000. Long-term investments consist of approximately $23,991,000 in government agency bonds, and $6,329,000 in corporate bonds and loan participations and $360,000 in accrued interest thereon, all with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

         (e) Investment in ICOS - TBC

                  The Company accounts for the investment in ICOS-TBC using the equity method. Because the Company had no basis in the technology transferred to ICOS-TBC as the Company's original investment, the Company did not record an amount for its original investment. The Company records its share of the ICOS-TBC loss as a liability to related party as the Company funds its portion of the loss.

                  ICOS-TBC paid a license fee and a milestone payment to the Company in 2000 and 2001, respectively. Because the Company has continuing obligations to ICOS-TBC, the Company deferred these amounts and is amortizing them into revenue over the estimated developmental period of the underlying technology.

         (f) Research and Development Costs

                  All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits charged to research and development in the three-month period ended March 31, 2002 and 2001 were approximately $2,092,000 and $1,598,000, respectively. Payments related to the acquisition of in-process research and development, if any, are expensed as incurred until the development phase of the purchased compound is completed.

         (g) Net Loss Per Common Share

                  Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three month periods ended March 31, 2002 and 2001, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,613,146 and 43,665,512 shares, respectively. Securities convertible into common stock, comprised of stock options and warrants totaling 5,485,252 and 4,313,914 shares at March 31, 2002 and 2001, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

         (h) Revenue Recognition

                  Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and we have received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements which are still in the developmental stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company's intellectual property are similarly deferred, and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods, and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

         (i) Patent Application Costs

                  Costs incurred in filing for, defending and maintaining patents are expensed as incurred.

         (j) Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

         (k) Intangible Assets

                  Intangible assets, consisting of amounts paid for products approved by the United States Food and Drug Administration ("FDA"), are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for each of the three month periods ended March 31, 2002 and 2001 was $27,000. Amortization of intangible assets is included in general and administrative expense in the consolidated statements of operations and comprehensive income.

         (l) Treasury Stock

                  Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period. Pursuant to the stock repurchase program, the Company had repurchased 213,000 shares for $1,602,000 during the year ended December 31, 2001. No treasury shares were repurchased in the three month period ended March 31, 2002.

         (m) Income Taxes

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

         (n) Impairment of Long-lived Assets

                  As circumstances dictate, the Company evaluates the recoverability of its intangible and long-lived assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

         (o) New Accounting Pronouncements

                  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS141), "Business Combinations." SFAS141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS141 did not have a material impact on the Company because it currently has no planned or pending acquisitions.

                  In July 2001, the FASB also issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS142) which was effective for the Company as of January 1, 2002. SFAS142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. The adoption of SFAS142 by the Company did not have a material impact on its business because it currently has no goodwill or other intangible assets with indefinite lives.

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

                  In October 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. SFAS144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS144 as of January 1, 2002 did not have a significant impact on the Company's financial condition.

         (p) Reclassifications

                  Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2002 presentation with no effect on net loss previously reported.


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

       The Company has reserved Common Stock for issuance as of March 31, 2002 as follows:


       Stock option plans...................................          6,020,409
       Warrants outstanding.................................            247,858
                                                                    -----------
             Total shares reserved..........................          6,268,267

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

                  If a person or group acquires a 15% or larger position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase fractional shares of Preferred Stock having twice the value of the $55 exercise price, with each fractional Preferred Share valued at the market price of the Common Stock. Also, if following an acquisition of 15% or more of the Company's Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase Common Stock of the acquiring company having a value of twice the $55.00 exercise price. The effect will be to entitle the Company's shareholders to buy stock in the acquiring company at 50% of its market price.

                  The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15% or more of its Common Stock by a person or group or commencement of a tender offer for such 15% ownership. The Rights expire on January 2, 2012.

(4)      STOCK OPTIONS

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and applies FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations in reporting for its plans.

         A summary of stock options as of March 31, 2002, follows:


                          EXERCISE PRICE                              EXERCISED/                   AVAILABLE
  STOCK OPTION PLANS        PER SHARE    AUTHORIZED    OUTSTANDING     OTHER       EXERCISABLE    FOR GRANT
  ------------------      -------------  ----------    -----------   ---------     -----------   -----------
1990 Plan............     $ 1.38-$21.59     285,715        155,494     130,221        139,664             --
1992 Plan............     $ 1.41-$21.59   1,700,000        881,381     789,971        823,976         28,648
Director Plan........     $ 3.50-$ 4.54      71,429         34,242      37,187         34,242             --
1995 Plan............     $ 1.31-$21.59   2,000,000      1,584,506     395,133      1,447,412         20,361
1995 Director Plan...     $ 1.38-$11.31     500,000        326,596      44,535        264,096        128,869
1999 Plan ...........     $ 5.51-$20.13   3,000,000      2,255,175     139,688        477,410        605,137
                                          ---------    -----------   ---------     ----------    -----------
       TOTALS........                     7,557,144      5,237,394   1,536,735      3,186,800        783,015
                                          =========    ===========   =========     ==========    ===========

         Pursuant to provisions contained within his employment agreement, in March 2002 the Company's new chief executive officer was awarded 50,000 shares of the Company's common stock out of the 1999 Plan. The awarded shares will vest after completion of three years' service to the Company. The Company recorded deferred compensation expense of $309,000, which will be recognized over the vesting period. General and administrative expenses included $9,000 in compensation expense during the quarter ended March 31, 2002.

         In conjunction with the retirement of the Company's former chief executive officer, the Company modified vesting and time to exercise of certain stock options of the officer and recorded compensation expense of approximately $173,000, which was included in general and administrative expenses, during the quarter ended March 31, 2002.

(5)    INCOME TAXES

       The Company did not incur tax expense during the three month periods ended March 31, 2002 and 2001, due to operating losses and the related increase in the valuation allowance.

       The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes for the three months ended March 31, 2002 and 2001 is as follows:


                                              2002                2001
                                          ------------       ------------
Computed "expected" tax expense           $ (2,362,000)      $   (879,000)
Effect of:
     Permanent differences                     178,000            122,000
     Increase in valuation allowance         2,184,000            757,000
                                          ------------       ------------
Tax expense                               $         --       $         --
                                          ============       ============

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2002 and December 31, 2001 are as follows:


                                   MARCH 31, 2002    DECEMBER 31, 2001
                                   --------------    -----------------
Loss carryforwards                  $ 33,529,000       $ 30,472,000
Start-up costs                        10,088,000         10,775,000
Property, plant and equipment            895,000            993,000
Deferred revenue                       2,167,000          2,333,000
Other                                    969,000            891,000
                                    ------------       ------------
     Gross deferred tax assets        47,648,000         45,464,000
     Valuation allowance             (47,648,000)       (45,464,000)
                                    ------------       ------------
     Net deferred tax assets        $         --       $         --
                                    ============       ============

       The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is more likely than not that the Company will not recover these assets. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2005 through 2022.

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:


                                                        MARCH 31,       DECEMBER 31,
                                                          2002              2001
                                                      ------------      ------------
Laboratory and office equipment                       $  9,640,000      $  8,407,000
Leasehold improvements                                   4,305,000         4,302,000
                                                      ------------      ------------
                                                        13,945,000        12,709,000
Less accumulated depreciation and amortization .         8,639,000         8,409,000
                                                      ------------      ------------
                                                      $  5,306,000      $  4,300,000
                                                      ============      ============

(7)      ENTITY-WIDE GEOGRAPHIC DATA

         The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations:



                       MARCH 31, 2002   DECEMBER 31, 2001
                       --------------   -----------------
Long-lived assets:
   United States        $  5,067,000      $  4,446,000
   Germany                 1,080,000           722,000
                        ------------      ------------
Total                   $  6,147,000      $  5,168,000
                        ============      ============

(8)      RESEARCH AGREEMENTS

         Under the terms of the Company's agreement with ICOS-TBC, the Company will provide, and be reimbursed for, research and development activities conducted on behalf of ICOS-TBC. See Note 9, License Agreements, below.

         The Company also receives reimbursement for certain research costs pursuant to its agreements with Schering-Plough (Note 9), Revotar (Note 10) and GlaxoSmithKline ("GSK") (Note 11).

(9)      LICENSE AGREEMENTS

         Mitsubishi Pharma Agreement

                  TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010 and a use patent which expires in 2009. During 2000, we signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May, which is being recognized in revenues over the expected development period, and accordingly, revenues in the three month period ended March 31, 2002 include approximately $95,000 related to such milestone payment.

                  In exchange for the license from Genentech, Inc, (the "Former Licensor") of its Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with HIT. The value of $965,970 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in the three month periods ended March 31, 2002 and 2001 was approximately $27,000 and $26,000, respectively. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

         ICOS Corporation Partnership

                  On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership seeks to develop and globally commercialize ET(A) receptor antagonists. As a result of the Company's contribution of technology, ICOS-TBC paid a license fee to the Company in June 2000, and has made a milestone payment that together with additional milestone payments could be as much as $53.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology, and the Company recognized approximately $121,000 of it as revenue during each of the three month periods ended March 31, 2002 and 2001. See Note 2(h), Revenue Recognition, above.

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

                  In July 2001, the Company earned a milestone, as a result of the achievement of an objective defined in the partnership agreement. The Company is recognizing the revenue associated with the milestone over the expected development period, and revenues included approximately $167,000 in the three month period ended March 31, 2002.

                  During the three month periods ended March 31, 2002 and 2001, the Company recognized a loss of approximately $2,510,000 and $1,529,000, respectively, representing the Company's proportionate share of the losses of ICOS-TBC, including amounts billed by the Company to ICOS-TBC as discussed in Note 8, Research Agreements, above.

         Schering-Plough Research Collaboration and License Agreement

                  On June 30, 2000, TBC and Schering-Plough ("Schering") entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma.

                  Under the terms of the agreement, Schering obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. This upfront license fee is being amortized into revenue over the expected development period. License fee and milestone income in the three month periods ended March 31, 2002 and 2001 included approximately $92,000 and $136,000, respectively, related to this upfront license fee. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million.

(10)     FOREIGN SUBSIDIARY

         During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,000 on its consolidated balance sheet at March 31, 2002 and December 31, 2001. The minority interest in Revotar at March 31, 2002 and December 31, 2001, was $956,000 and $1,213,000, respectively. The Company's consolidated net loss for the three month periods ended March 31, 2002 and 2001 was reduced by $257,000 and $61,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses.

         The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate could then be reset to the U.S. prime rate plus 2.5 percent if such rate is higher than seven percent.

         As part of the agreement to form Revotar, the Company and the other initial investors agreed to issue rights to purchase common stock of Revotar held by them to Aqua Partners LLC ("Aqua"), which assisted in the formation of Revotar. The shareholders have signed an agreement that provides Aqua with the option to acquire up to 3.26% of the shares owned by each shareholder for a total amount of approximately $540,000, payable to the shareholders.

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

(12)     401(k) PLAN

         The Company has a 401(k) plan under which all employees with three months of service are eligible to participate and may contribute up to 15 percent of their compensation, with a maximum contribution of $11,000 per employee in 2002. Under the terms of the Economic Growth and Tax Relief Reconciliation Act, employees aged 50 or older may contribute an additional $1,000 to the 401(k) Plan in 2002, such additional contribution would be eligible for employer matching. Effective on January 1, 2001, the Compensation and Personnel Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended. Charges to operating expense for employer match during the three month periods ended March 31, 2002 and 2001 were approximately $50,000 and $40,000, respectively.

(13)     COMMITMENTS AND CONTINGENCIES

         (a) Foreign Currency Exchange Risk

                  The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

                  The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included unrealized losses of $61,000 and $295,000, respectively, in its comprehensive loss for the three month periods ended March 31, 2002 and 2001. The Company had an intercompany receivable from its German subsidiary at March 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

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

ITEM 2

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001


                                    OVERVIEW

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and our condensed consolidated financial statements and the related notes to the financial statements included in this Quarterly Report on Form 10-Q.

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

              MAJOR COMPOUNDS IN RESEARCH AND DEVELOPMENT PROGRAMS

ARGATROBAN

         Argatroban was approved by the FDA in 2000, is indicated for prophylaxis or treatment of thrombosis in patients with HIT and began shipping in November 2000. A key element of our continuing development strategy is to seek regulatory approvals and expand the marketed uses of Argatroban for other indications. GSK is our development, manufacturing and marketing partner for Argatroban. In April 2002, we received approval from the FDA on our sNDA for Argatroban for use in HIT patients undergoing PCI. Argatroban is in an on-going Phase II human clinical trial to evaluate its use in acute ischemic stroke, and we are evaluating, in conjunction with GSK, the use of Argatroban for use in hemodialysis patients.

SITAXSENTAN

         In June 2000, we established ICOS-TBC, a 50/50-owned limited partnership with ICOS, to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711. During 2001, we initiated a pivotal phase IIb/III clinical trial for pulmonary arterial hypertension ("PAH"), in which we expect to complete enrollment during the second quarter of 2002.

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

TBC1269

         We are developing a selectin antagonist, TBC1269, for the treatment of asthma and psoriasis. The intravenous form of the drug has been tested in Phase II clinical trials. During 2000, we formed Revotar, a majority owned German subsidiary located in Berlin, to further the development of this program. During 2001, Revotar completed Phase I clinical trials for asthma utilizing an inhaled form of TBC1269 and a Phase IIa clinical trial in psoriasis is being conducted with an injectable form of TBC1269 as a proof-of-concept.

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

         We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $131.4 million from the date of our inception to March 31, 2002. We have primarily financed our operations to date through a series of private placement and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" of our Annual Report on Form 10-K for the year ended December 31, 2001.

                THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

         Revenues in the quarter ended March 31, 2002 increased approximately $324,000, compared with the quarter ended March 31, 2001. The increase is attributable to increased royalty income earned on sales of Argatroban, partially offset by reduced collaborative research and development revenues, discussed below.

         Royalties earned on sales of Argatroban were $965,000 in the first quarter of 2002, an increase of $788,000 over the first quarter of 2001. During the quarter ended March 31, 2002, Argatroban achieved its best quarterly sales results since sales began in November 2000. Net sales during the first quarter of 2002 were approximately $6.2 million, an increase of $1.7 million over the fourth quarter of 2001.

         Collaborative research and development revenues received from the ICOS-TBC partnership declined approximately $161,000 in the first quarter of 2002, compared with the first quarter of 2001. The involvement of the Company's research and development staff will vary from quarter to quarter, depending upon the activities being performed.

         Research agreement revenues, resulting from the Company's collaborative efforts with unrelated parties, declined $521,000 in the first quarter of 2002, compared with the first quarter of 2001. Research agreement revenues in the first quarter of 2001 included approximately $325,000 from the Company's research agreement with LG Chemical, which was terminated in August 2001.

         Total research and development expenses (including the Company's share of expenses incurred by the ICOS-TBC partnership) were $7,700,000 in the first quarter of 2002, an increase of $2,662,000 over the comparable amount in the first quarter of 2001. The increase is primarily due to costs of clinical trials ongoing throughout the quarter ended March 31, 2002. Trials ongoing during the first quarter of 2002 include a Phase II study of Argatroban in ischemic stroke and a Phase IIb/III trial of sitaxsentan for pulmonary hypertension, conducted by the ICOS-TBC partnership.

         General and administrative expenses in the first quarter of 2002 were $2,667,000, an increase of $1,212,000 over the first quarter of 2001. The increase is comprised of additional selling and marketing support of Argatroban, increased costs at Revotar, which began operation late in year 2000, and costs associated with the retirement, recruiting and hiring of key personnel, including a non-cash charge of approximately $182,000 in compensation expense primarily related to modifications to stock options of our retired CEO.

         Investment income declined to $767,000 in the first quarter of 2001, compared with $1,653,000 in the first quarter of 2001. The decline is primarily due to a combination of lower prevailing interest rates during 2002 compared with 2001 and to reduced funds available for investment during the quarter ended March 31, 2002.

         In the quarter ended March 31, 2002, the Company reported a net loss of $6,750,000, or $0.15 per share, basic and diluted. The comparable net loss in the quarter ended March 31, 2001 was $2,510,000, or $0.06 per share. The increased loss in the current quarter, compared to the quarter ended March 31, 2001, is primarily due to higher research and development costs, increased general and administrative expenses, and lower investment income, as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $86,400,000 at March 31, 2002, compared with $95,400,000 at December 31, 2001. We used $7,539,000 in cash on operating activities during the three months ended March 31, 2002, compared to cash used on operating activities of $4,173,000 during the quarter ended March 31, 2001. The increased use of cash in the current quarter is due to higher operating expenses and reduced investment income, compared with the first quarter of 2001, as discussed above.

         Investing activities generated $23,665,000 during the quarter ended March 31, 2002, compared to a use of cash of $22,961,000 in the quarter ended March 31, 2001. Purchases of equipment and leasehold improvements increased $988,000 in the first quarter of 2002, compared with the first quarter of 2001. In the quarter ended March 31, 2002, the effect of increased capital expenditures was offset by a decline in investments in marketable securities. In the quarter ended March 31, 2001, invested funds increased, primarily because of the investment of the proceeds received upon the exercise of public warrants in January 2001, discussed below.

         Financing activities generated $157,000 during the quarter ended March 31, 2002, from the exercise of stock options and the sale of stock at market price to the Company's new CEO, pursuant to his employment agreement. In the quarter ended March 31, 2001, we received proceeds of $21,107,000 upon the exercise of public and non-public common stock purchase warrants.

Material Commitments

         Our only material contractual commitments are comprised of a loan commitment to Revotar and office and laboratory facility leases. We and the minority shareholders of Revotar have committed to lend Revotar, on an unsecured basis, approximately $4.5 million, of which our commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. Our portion of the loan is denominated in U.S. dollars at an interest rate of seven percent fixed for the first two years and resets to the greater of seven percent or U.S. prime plus two and one-half percent on April 1, 2004. It is likely that Revotar may need to seek additional funding through collaborative arrangements and/or through public or private financings during 2002. A likely result of additional financings would be to reduce our ownership percentage in Revotar.

         The Company had long-term obligations under our office and laboratory leases as follows (in thousands):

                                              Less than      1-3            4-5       After 5
        Contractual Obligations      Total      1 year      years          years       years
        -----------------------      -----    ---------     -----          -----      -------
           Operating Leases         $7,826      $1,617       $3,573        $2,636       ---


Outlook for 2002

         We expect revenues in year 2002 to be in the range of $8.5 to $11.0 million, including royalties on Argatroban sales, reimbursements from collaborative partners of research and development expenses, research reimbursements from ICOS-TBC for the development of endothelin antagonist products, and amortization of earned license fees and milestones. We expect sales of Argatroban by GSK to be in the range of $18 to $22 million. We believe investment income will be in the range of $1.8 million to $2.5 million, depending upon prevailing interest rates and invested balances.

         Expenses in year 2002 are expected to be between $45 and $48 million. The expected increase over year 2001 expenses is primarily in the area of clinical development and reflects the Company's intention to expand the use of Argatroban in ischemic stroke and PCI, demonstrate the safety and efficacy of sitaxsentan as a treatment of PAH, advance the development of TBC3711 and continue development work of TBC1269 as a treatment for asthma and other indications.

         For a number of reasons discussed elsewhere in this Form 10-Q, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See "Additional Risk Factors" in Item 1, "Business" of our annual report on Form 10-K for the year ended December 31, 2001, and "Longer-Term Outlook", below.

         Below is a summary of our ongoing research and development projects, and an estimation of the distribution of our year 2002 research and development expenditures for each of them.



                                                        Expected Distribution of
Research and Development Programs                         2002 R&D Expenditures
---------------------------------------                 ------------------------
Argatroban                                                             21%
Endothelin Antagonist                                                  27%
   (Sitaxsentan and TBC3711)
Selectin Antagonist (TBC1269)                                          13%
VCAM/VLA-4                                                             10%
Other                                                                  29%
                                                            -------------
                                  Total                               100%


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

Off-Balance Sheet Arrangements

         We do not engage in off-balance sheet financing arrangements; however we are obligated to fund our proportionate share (50%) of any contractual obligations of ICOS-TBC.

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

         You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the contingent factors described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and described under "Additional Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 could substantially harm our business, results of operations and financial condition. Upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

         We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included an unrealized loss of approximately $61,000 in its comprehensive loss for the three months ended March 31, 2002. The Company had an intercompany receivable from our German subsidiary at March 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. We have contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, we have not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

         On March 25, 2002, we issued 5,000 shares of common stock to an officer and director, pursuant to provisions in his employment agreement, for cash proceeds of $31,500. The issuance of common stock was exempt from registration under Rule 144 of the Securities Act of 1933 as amended. The common stock may not be sold in the United States absent registration or compliance with the requirements of Rule 144.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Four reports on Form 8-K were filed during the quarter ended March 31, 2002. A Report on Form 8-K dated January 3, 2002 was filed regarding the issuance of rights under the Shareholder Rights Plan. A Report on Form 8-K dated February 5, 2002 was filed regarding confirmation of the Company's 2001 guidance and a review of the outlook for 2002. A Report on Form 8-K dated February 26, 2002 was filed regarding the Company's 2001 fourth quarter and year-end financial results. A Report on Form 8-K dated March 21, 2002 was filed regarding Bruce D. Given, M.D. being named as President and CEO and the retirement of David McWilliams.

                         TEXAS BIOTECHNOLOGY CORPORATION

                                 MARCH 31, 2002

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2002.




                                    TEXAS BIOTECHNOLOGY CORPORATION


                                    By:  /s/   BRUCE D. GIVEN, M.D.
                                         ---------------------------------------
                                    Bruce D. Given, M.D.
                                    President and Chief Executive Officer






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