Form 10-K/A
period 2001-12-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2002-07-09
CIK 887023

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-20017
                         TEXAS BIOTECHNOLOGY CORPORATION
             (Exact name of Registrant as specified in its charter)


                       DELAWARE                     13-3532643
                      (State of                 (I.R.S. Employer
                    Incorporation)            Identification Number)

                             7000 FANNIN, 20TH FLOOR
                              HOUSTON, TEXAS 77030
                                 (713) 796-8822
   (Address and telephone number of principal executive offices and zip code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                 NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS            ON WHICH REGISTERED
           ---------------------------------    -----------------------
             Common Stock, $.005 par value      Nasdaq National Market
             Preferred Stock Purchase Rights    Nasdaq National Market


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $150,048,000 as of July 1, 2002.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares outstanding of each of the registrant's classes of common stock as of July 1, 2002:

                             TITLE OF CLASS                     NUMBER OF SHARES
                    -------------------------------             ----------------
                     Common Stock, $.005 par value                  43,745,872

   Documents incorporated by reference:

                                DOCUMENT                         FORM 10-K PARTS
            ----------------------------------------------       ---------------
            Definitive Proxy Statement, to be filed within             III
                    120 days of December 31, 2001
                         (specified portions)

================================================================================

================================================================================

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the Consolidated Financial Statements, the reports thereon, and the notes thereto commencing at Page F-1 of this Annual Report on Form 10-K. Set forth below is an index to such Financial Statements.

                                                                           PAGE
                                                                           ----
          Independent Auditors' Report...................................  F-1

          Consolidated Balance Sheets....................................  F-2

          Consolidated Statements of Operations and Comprehensive Loss...  F-3

          Consolidated Statements of Stockholders' Equity................  F-4

          Consolidated Statements of Cash Flows..........................  F-6

          Notes to Consolidated Financial Statements.....................  F-7

      2. FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report

         Balance Sheets of ICOS-Texas Biotechnology L.P. (A Development Stage Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, statements of partners' deficit and cash flows for the year ended December 31, 2001, the period from June 6, 2000 (inception) through December 31, 2000 and the period from June 6, 2000 (inception) through December 31, 2001, and notes thereto.

         All other schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

      3. INDEX TO EXHIBITS

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 8th day of July, 2002.

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

  (d) FINANCIAL STATEMENTS OF 50-PERCENT-OR-LESS OWNED PERSONS



                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)



                                TABLE OF CONTENTS


                                                                                 PAGE
Independent Auditors' Report                                                       2

Balance Sheets as of December 31, 2001 and 2000                                    3

Statements of Operations for the year ended December 31, 2001, the period from June 6, 2000 (inception) through December 31, 2000 and the period
   from June 6, 2000 (inception) through December 31, 2001                         4

Statements of Partners' Deficit for the year ended December 31, 2001 and
   the period from June 6, 2000 (inception) through December 31, 2000              5

Statements of Cash Flows for the year ended December 31, 2001, the period from June 6, 2000 (inception) through December 31, 2000 and the period
   from June 6, 2000 (inception) through December 31, 2001                         6

Notes to Financial Statements                                                    7-9

                        ICOS - TEXAS BIOTECHNOLOGY L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                              Financial Statements

                           December 31, 2001 and 2000

                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
ICOS - Texas Biotechnology L.P.:


We have audited the accompanying balance sheets of ICOS - Texas Biotechnology L.P. (a development stage limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the year ended December 31, 2001, the period from June 6, 2000 (inception) to December 31, 2000, and the period from June 6, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOS - Texas Biotechnology L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, the period from June 6, 2000 (inception) to December 31, 2000, and the period from June 6, 2000 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ICOS - Texas Biotechnology L.P. will continue as a going concern. As discussed in note 6 to the financial statements, ICOS - Texas Biotechnology L.P. has experienced recurring losses from operations and has a partners' deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG LLP
Seattle, Washington
January 23, 2002

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                      (in thousands)
                                                                 -------------------------
                                                                        December 31,
                                                                 -------------------------
                                                                    2001           2000
                                                                 ----------     ----------
                            ASSETS

Current assets:
    Cash                                                         $        1     $       21
    Receivable from Texas Biotechnology Corporation                      --            470
                                                                 ----------     ----------
                                                                 $        1     $      491
                                                                 ==========     ==========


               LIABILITIES AND PARTNERS' DEFICIT

Current liabilities - accrued expenses payable to partners       $    7,059     $    3,397

Partners' deficit:
    General partner interests:
      ICOS-ET-GP LLC                                                    (30)            (7)
      TBC-ET, Inc.                                                      (30)            (7)
    Limited partner interests:
      ICOS-ET-LP LLC                                                 (3,499)        (1,446)
      Texas Biotechnology Corporation                                (3,499)        (1,446)
                                                                 ----------     ----------
        Total partners' deficit                                      (7,058)        (2,906)
                                                                 ----------     ----------
                                                                 $        1     $      491
                                                                 ==========     ==========


                 See accompanying notes to financial statements.

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                                                (in thousands)
                                                        ----------------------------------------------------------------
                                                                            Period from               Period from
                                                         Year ended   June 6, 2000 (inception)  June 6, 2000 (inception)
                                                        December 31,    through December 31,       through December 31,
                                                            2001                2000                      2001
                                                        ------------  ------------------------  ------------------------
Revenue                                                 $        --          $       547               $       547

Operating expenses:
  Development - contributed technology
    license from Texas Biotechnology Corporation              4,000                4,000                     8,000
  Development - Texas Biotechnology Corporation               6,190                4,706                    10,896
  Development - ICOS Corporation                             12,682                2,809                    15,491
  General and administrative                                     26                    8                        34
                                                        -----------          -----------               -----------
    Total operating expenses                                 22,898               11,523                    34,421
                                                        -----------          -----------               -----------
Net loss                                                $   (22,898)         $   (10,976)              $   (33,874)
                                                        ===========          ===========               ===========


                See accompanying notes to financial statements.

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' DEFICIT


                                                                       (in thousands)
                                          ------------------------------------------------------------------------------
                                                                                        Texas Biotechnology   Partners'
                                          ICOS-ET-GP LLC  TBC-ET, Inc.  ICOS-ET-LP LLC      Corporation        Deficit
                                          --------------  ------------  --------------  -------------------  -----------
Balances at June 6, 2000 (inception)        $       --     $       --    $        --       $        --       $       --
Partner contributions:
  Cash                                               4              4          4,031             2,031            6,070
  Technology license                                --             --             --             4,000            4,000
Capital distribution                                --             --             --            (2,000)          (2,000)
Net loss                                           (11)           (11)        (5,477)           (5,477)         (10,976)
                                            ----------     ----------    -----------       -----------       ----------
Balances at December 31, 2000                       (7)            (7)        (1,446)           (1,446)          (2,906)
Partner contributions:
  Cash                                              --             --          9,373             7,373           16,746
  Technology license                                --             --             --             4,000            4,000
Capital distribution                                --             --             --            (2,000)          (2,000)
Net loss                                           (23)           (23)       (11,426)          (11,426)         (22,898)
                                            ----------     ----------    -----------       -----------       ----------
Balances at December 31, 2001               $      (30)    $      (30)   $    (3,499)      $    (3,499)      $   (7,058)
                                            ==========     ==========    ===========       ===========       ==========


                See accompanying notes to financial statements.

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                            (in thousands)
                                                                  ------------------------------------------------------------------
                                                                                       Period from                Period from
                                                                   Year ended    June 6, 2000 (inception)   June 6, 2000 (inception)
                                                                  December 31,     through December 31,       through December 31,
                                                                      2001                2000                       2001
                                                                  ------------   ------------------------   ------------------------
Cash flows from operating activities:
    Net loss                                                       $   (22,898)        $   (10,976)              $   (33,874)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Contributed technology license                                   4,000               4,000                     8,000
        Change in operating assets and liabilities:
            Receivable from Texas Biotechnology Corporation                470                (470)                       --
            Accrued expenses payable to partners                         3,662               3,397                     7,059
                                                                   -----------         -----------               -----------

               Net cash used in operating activities                   (14,766)             (4,049)                  (18,815)
                                                                   -----------         -----------               -----------
Cash flows from financing activities:
    Partner contributions                                               16,746               6,070                    22,816
    Capital distributions                                               (2,000)             (2,000)                   (4,000)
                                                                   -----------         -----------               -----------
               Net cash provided by financing activities                14,746               4,070                    18,816

               Net increase (decrease) in cash                             (20)                 21                         1

Cash at beginning of period                                                 21                  --                        --
                                                                   -----------         -----------               -----------
Cash at end of period                                              $         1         $        21               $         1
                                                                   ===========         ===========               ===========


                 See accompanying notes to financial statements.

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)
                          Notes to Financial Statements

                           December 31, 2001 and 2000
                 (Dollars in thousands, unless otherwise noted)



(1)  ORGANIZATION AND BUSINESS OPERATIONS

     ICOS-Texas Biotechnology L.P. (the "Partnership"), is a development stage limited partnership that was formed on June 6, 2000 by Texas Biotechnology Corporation, a Delaware corporation ("TBC"), and ICOS-ET-LP LLC, a Washington limited liability company ("ICOS-LP"), as limited partners, and TBC-ET, Inc., a Delaware corporation ("TBC-GP"), and ICOS-ET-GP LLC, a Washington limited liability company ("ICOS-GP"), as general partners. The Partnership was organized to develop and globally commercialize endothelin receptor antagonists. The Partnership is managed jointly by TBC-GP and ICOS-GP. Profits, losses and distributions, except for distributions for payment of TBC's exclusive license (see note 3), are allocated based on respective ownership interests. ICOS Corporation ("ICOS") is the sole member of both ICOS-LP and ICOS-GP. Both TBC and ICOS provide the Partnership with research and development services.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) REVENUE RECOGNITION

         Revenue represents research payments received by TBC, which were assigned to the Partnership and recognized as the related services were performed.

     (c) RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

     (d) INCOME TAXES

         No Federal income tax expense or benefit is included in the financial statements since such taxes, if any, are payable or recoverable by each partner.

     (e) OPERATING SEGMENTS

         The Partnership has one operating segment, the development and commercialization of endothelin receptor antagonist products for human therapeutic use.

                        ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)
                          Notes to Financial Statements

                           December 31, 2001 and 2000
                 (Dollars in thousands, unless otherwise noted)


 (3) EQUITY TRANSACTIONS

     TBC made an initial capital contribution to the Partnership of an exclusive worldwide license of intellectual property associated with endothelin receptor antagonists, including patent rights and technical information, and ICOS-LP made an initial capital contribution to the Partnership of $2 million in cash. In exchange for their contributions, each party received a 49.9% limited partnership interest in the Partnership. ICOS-GP and TBC-GP each contributed $4 in exchange for a .1% general partnership interest in the Partnership.

     The technology license contributed to the Partnership by TBC was initially valued at $4 million, based on the cash contribution from ICOS-LP and the concurrent capital distribution to TBC discussed below. The contributed valuation of the technology license increased by $4 million in 2001, upon the achievement of certain development objectives, and may increase by up to $103 million in the future, if certain additional milestones are achieved as provided for in the Agreement of Limited Partnership of ICOS-Texas Biotechnology L.P. (the "Agreement").

     Under the terms of the Agreement, TBC received a capital distribution of $2 million in conjunction with formation of the Partnership and received an additional $2 million capital distribution in October 2001 upon the achievement of certain development objectives. TBC may receive up to $51.5 million in further milestone-related capital distributions based on the achievement of certain other objectives as specified in the Agreement. Any such capital distributions are required to be funded by additional capital contributions from ICOS-LP.

 (4) LICENSE AGREEMENTS

     In connection with TBC's initial capital contribution, the Partnership entered into an Endothelin License Agreement with TBC, subject to the rights of an agreement with LG Chemical, Ltd. discussed below. Under the Endothelin License Agreement, the Partnership received an exclusive right and license to certain proprietary patent rights, technical information, technology and know-how relating to, and useful in, the manufacture, production and worldwide commercial sale of endothelin products for human therapeutic use. The value of the license was charged to development expense as the underlying technology represented incomplete product research and development.

     In October 1996, TBC entered into a Strategic Alliance Agreement with LG Chemical, Ltd. ("LG Chem"), a Korean corporation, (the "LG Chem Agreement"), pursuant to which TBC granted LG Chem certain technology rights and agreed to perform certain research and development activities on behalf of LG Chem in exchange for the right to receive research and royalty payments in the future.

     In conjunction with its formation, the Partnership was assigned and assumed certain of TBC's rights and obligations under the LG Chem Agreement. During 2000, the Partnership recognized $547 in revenue associated with services performed under the LG Chem Agreement, of which $470 was due from TBC at December 31, 2000, which was collected in 2001. The LG Chem Agreement was terminated during 2001. The Partnership will not recognize any further revenue or receive any additional payments under the LG Chem Agreement.

                        ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)
                          Notes to Financial Statements

                           December 31, 2001 and 2000
                 (Dollars in thousands, unless otherwise noted)


(5)  RESEARCH AND DEVELOPMENT SERVICE AGREEMENT

     In June 2000, the Partnership entered into a Research and Development Service Agreement (the "R&D Agreement") with TBC and ICOS, pursuant to which TBC and ICOS agreed to provide research and development services for, and on behalf of, the Partnership. The Partnership reimburses TBC and ICOS, at a per-hour amount, calculated on the basis of actual hours incurred by TBC and ICOS, plus certain development and administrative expenses. There is no minimum commitment for research and development, and the Partnership can contract with other parties to provide research and development services.

(6)  FINANCING

     Pursuant to the Agreement, ongoing activities of the Partnership are to be funded by the limited partners in relation to their limited partnership interests. At December 31, 2001, the Partnership had a partners' deficit of $7.1 million. To continue operations, the Partnership will need to obtain additional financing from the partners or other sources. However, there is no assurance that the partners will provide adequate financing to fund the Partnership, or that additional funding will be available from other sources. If additional funds are not available, the Partnership will be required to delay, reduce, or eliminate its research and development programs.

                                INDEX TO EXHIBITS


  EXHIBIT NO                  DESCRIPTION OF EXHIBIT
  ----------                  ----------------------
    23.1+               -- Independent Auditors' Consent
    23.2+               -- Independent Auditors' Consent

---------------
  +  Filed herewith