Form 10-Q
period 2002-06-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2002-08-14
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR QUARTER ENDED JUNE 30, 2002

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

          Class                             Outstanding at August 8, 2002
          -----                             -----------------------------
common stock, $0.005 par value                         43,800,373

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001           1

           Consolidated Statements of Operations and Comprehensive Loss for the
           three and six months ended June 30, 2002 and 2001                               2

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2002 and 2001                                                          3

           Notes to Consolidated Financial Statements                                      4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        16

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                    24

PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                     25

           ITEM 2:  Changes in Securities                                                 25

           ITEM 3:  Defaults Upon Senior Securities                                       25

           ITEM 4:  Submission of Matters to a Vote of Security Holders                   25

           ITEM 5:  Other Information                                                     25

           ITEM 6:  Exhibits and Reports on Form 8-K                                      26

SIGNATURES                                                                                27

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             JUNE 30,        DECEMBER 31,
ASSETS                                                                        2002              2001
                                                                            ---------         ---------
                                                                           (unaudited)
Current assets:
      Cash and cash equivalents                                             $  29,912         $  10,086
      Short-term investments                                                   22,212            46,465
      Accounts receivable                                                         880               655
      Other current receivables                                                   395               618
      Receivable from related party under collaborative arrangement               329             1,144
      Prepaids                                                                  1,757             1,350
                                                                            ---------         ---------
         Total current assets                                                  55,485            60,318

Long-term investments                                                          27,406            38,876
Equipment and leasehold improvements, net                                       5,915             4,300
Other assets                                                                      815               868
                                                                            ---------         ---------
         Total assets                                                       $  89,621         $ 104,362
                                                                            =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                      $   1,180         $   2,187
      Accrued expenses                                                          3,202             3,902
      Obligation under capital leases                                              10                --
      Deferred revenue from related party                                       1,150             1,159
      Deferred revenue from unrelated parties                                     927               748
                                                                            ---------         ---------
         Total current liabilities                                              6,469             7,996

Liability to related party                                                      2,975             3,533
Deferred revenue from related party                                             1,146             1,722
Deferred revenue from unrelated parties                                         3,482             3,041
Obligation under capital leases                                                    23                --
Deferred credit                                                                 2,620             2,620
Minority interest in Revotar                                                      733             1,213

Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $.005 per share.  At June 30, 2002, and December 31, 2001, 5,000,000 shares authorized;
         none outstanding                                                          --                --
      Common stock, par value $.005 per share.  At June 30, 2002
         75,000,000 shares authorized; 43,958,872 shares issued
         At December 31, 2001, 75,000,000 shares authorized;
         43,783,638 shares issued                                                 220               218
      Additional paid-in capital                                              211,651           210,616
      Deferred compensation expense                                              (274)               --
      Treasury stock, 213,000 shares at June 30, 2002, and
         December 31, 2001                                                     (1,602)           (1,602)
      Accumulated other comprehensive loss                                       (155)             (299)
      Accumulated deficit                                                    (137,667)         (124,696)
                                                                            ---------         ---------
         Total stockholders' equity                                            72,173            84,237
                                                                            ---------         ---------
         Total liabilities and stockholders' equity                         $  89,621         $ 104,362
                                                                            =========         =========

           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 ---------------------------------         ---------------------------------
                                                     JUNE 30,           JUNE 30,             JUNE 30,             JUNE 30,
                                                      2002                2001                 2002                 2001
                                                 ------------         ------------         ------------         ------------
Revenues:
   Research agreements                           $        914         $      1,364         $      1,827         $      2,797
   Collaborative research and development
     from ICOS-TBC, L.P.                                  246                  379                  486                  780
   Royalty income, net                                    840                  392                1,805                  569
   License fee, milestones and grants                     626                  328                1,101                  586
                                                 ------------         ------------         ------------         ------------
     Total revenues                                     2,626                2,463                5,219                4,732
                                                 ------------         ------------         ------------         ------------
Expenses:
   Research and development                             5,472                4,550               10,821                8,059
   Equity in loss of ICOS-TBC, L.P.                     1,957                2,242                4,467                3,771
   General and administrative                           2,254                1,778                4,762                3,233
                                                 ------------         ------------         ------------         ------------
     Total expenses                                     9,683                8,570               20,050               15,063
                                                 ------------         ------------         ------------         ------------
     Operating loss                                    (7,057)              (6,107)             (14,831)             (10,331)

Investment income, net                                    613                1,445                1,380                3,098
                                                 ------------         ------------         ------------         ------------
     Loss before minority interest                     (6,444)              (4,662)             (13,451)              (7,233)

Minority interest in loss of Revotar                      223                  123                  480                  185
                                                 ------------         ------------         ------------         ------------
   Net loss                                            (6,221)              (4,539)             (12,971)              (7,048)

Other comprehensive loss:
   Unrealized gain (loss) on
     foreign currency translation                         205                 (148)                 144                 (444)
                                                 ------------         ------------         ------------         ------------
     Comprehensive loss                          $     (6,016)        $     (4,687)        $    (12,827)        $     (7,492)
                                                 ============         ============         ============         ============
Net loss per common share-
   basic and diluted                             $      (0.14)        $      (0.10)        $      (0.30)        $      (0.16)
                                                 ============         ============         ============         ============
Weighted average common shares
   used to compute basic and diluted
   net loss per share                              43,745,625           43,703,465           43,679,752           43,684,593
                                                 ============         ============         ============         ============

           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                             2002             2001
                                                                           --------         --------
Cash flows from operating activities:
   Net loss                                                                $(12,971)        $ (7,048)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                         568              391
          Equity in loss of ICOS-TBC, L.P.                                    4,467            3,771
          Minority interest in loss of Revotar                                 (480)            (185)
          Expenses paid with stock                                              242               --
          Compensation expense related to stock options                         213               98
          Loss on disposition of fixed assets                                    --                6
         Amortization of premium/discount on investments                         79               --
    Change in operating assets and liabilities:
         Decrease in interest receivable included in short-term
            and long-term investments                                           331              491
         Increase in accounts receivable                                       (225)            (237)
         Increase in prepaids                                                  (407)            (155)
         Decrease (increase) in other current receivables                       223             (542)
         Decrease (increase) in receivable from related party under
            collaborative arrangement                                           815           (3,031)
         Decrease in accounts payable and accrued expenses                   (1,707)            (179)
         Decrease in liability to related party                              (5,025)          (1,175)
         Increase in deferred revenue from unrelated parties                    620            1,656
         Decrease in deferred revenue from related party                       (585)            (246)
                                                                           --------         --------
    Net cash used in operating activities                                   (13,842)          (6,385)
                                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                         (2,097)            (772)
   Purchase of investments                                                  (55,142)         (93,020)
   Maturity of investments                                                   90,455           63,270
                                                                           --------         --------
    Net cash provided by (used in)  investing activities                     33,216          (30,522)
                                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock                                                 --           (1,268)
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                      308           21,107
                                                                           --------         --------
    Net cash provided by financing activities                                   308           19,839
                                                                           --------         --------
Effect of exchange rate changes on cash                                         144             (444)
                                                                           --------         --------
    Net increase (decrease)  in cash and cash equivalents                    19,826          (17,512)

Cash and cash equivalents at beginning of period                             10,086           48,470
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 29,912         $ 30,958
                                                                           ========         ========
Supplemental schedule of noncash financing activities:
   Deferred compensation expense                                           $    274         $     --
   Issuance of common stock for expenses                                        242               --
   Acquisition of equipment under capital leases                                 34               --
                                                                           ========         ========

           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Texas Biotechnology Corporation, a Delaware Corporation, and its subsidiaries (collectively referred to as the "Company" or "TBC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2002.

(2)   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      (a) Organization

          The Company is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, TBC, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS are both 50% owners in ICOS-TBC. During the third quarter of 2000, TBC formed Revotar Biopharmaceuticals AG ("Revotar"), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize TBC's selectin antagonists. The Company retained an approximately 55% interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product for which it receives royalty income, Argatroban, began during November 2000.

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

      (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term
          Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At June 30, 2002, approximately $1,382,000 was invested in demand and money market accounts, and approximately $28,530,000 was invested in corporate commercial paper and loan participations with a maturity of less than three months. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At June 30, 2002, the Company's short-term investments consisted of approximately $20,096,000 in corporate commercial paper and loan participations, $2,000,000 in government securities, and accrued interest of $116,000. Long-term investments consist of approximately $16,992,000 in government agency bonds, $10,140,000 in corporate bonds and loan participations and $274,000 in accrued interest thereon, all with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

      (e) Investment in ICOS - TBC

          The Company accounts for the investment in ICOS-TBC using the equity method. Because the Company had no basis in the technology transferred to ICOS-TBC as the Company's original investment, the Company did not record an amount for its original investment. The Company records its share of the ICOS-TBC loss as a liability to related party until the Company funds its portion of the loss.

         ICOS-TBC paid a license fee and a milestone payment to the Company in 2000 and 2001, respectively. Because the Company has continuing obligations to ICOS-TBC, the Company deferred these amounts and is amortizing them into revenue over the estimated developmental period of the underlying technology.

      (f) Research and Development Costs

          All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits charged to research and development in the three-month periods ended June 30, 2002 and 2001 were approximately $2,307,000 and $1,664,000, respectively, and in the six-month periods ended June 30, 2002 and 2001 were approximately $4,558,000 and $3,362,000, respectively. Payments related to the acquisition of in-process research and development, if any, are expensed as incurred.

      (g) Net Loss Per Common Share

          Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended June 30, 2002 and 2001, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,745,625 and 43,703,465 shares, respectively. Securities convertible into common stock, comprised of stock options and warrants totaling 5,499,880 and 4,351,562 shares at June 30, 2002 and 2001, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

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

      (k) Intangible Assets

          Intangible assets, consisting of amounts paid for products approved by the United States Food and Drug Administration ("FDA"), are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for each of the three-month periods ended June 30, 2002 and 2001 was $27,000, and in the six-month periods ended June 30, 2002 and 2001 was $53,000. Amortization of intangible assets is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

      (l) Treasury Stock

          Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period. Pursuant to the stock repurchase program, the Company had repurchased 213,000 shares for $1,602,000 during the year ended December 31, 2001. No shares were repurchased in the three or six-month periods ended June 30, 2002. During the three and six month periods ended June 30, 2001, the Company repurchased 160,000 shares at a cost of approximately $1,268,000.

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

           In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13 and Technical Corrections," (SFAS145). SFAS145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS145 is effective for the Company in January 2003. The Company does not expect the adoption of SFAS145 to have a significant impact on its financial condition or results of operations.


           In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," (SFAS146) which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS146 is effective for the Company in January 2003. The Company does not expect the adoption of SFAS146 to have a significant impact on its financial condition or results of operations.

      (p) Reclassifications

          Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2002 presentation with no effect on net loss previously reported.

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

      The Company has reserved Common Stock for issuance as of June 30, 2002 as follows:

          Stock option plans..........................         5,931,763
          Warrants outstanding........................           247,858
                                                               ---------
               Total shares reserved..................         6,179,621
                                                               =========

      Shareholders' Rights Plan

         In January 2002, the Company adopted a shareholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock held of record as of the close of business on January 22, 2002. Each Right initially entitles a stockholder to purchase a one one-thousandth fraction of a share of Preferred Stock - Junior Participating Series A (the "Preferred Stock") for $55.00. Each such fraction of a share of Preferred Stock has terms designed to make it essentially equivalent to one share of Common Stock. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company's Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% of the Common Stock. Prior to such an event, the Rights will be evidenced by and traded in tandem with the Common Stock.

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

(4)   STOCK OPTIONS

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and applies FASB Statement No. 123, "Accounting for Stock-Based Compensation", and related interpretations in reporting for its plans.

      A summary of stock options as of June 30, 2002, follows:

                         EXERCISE PRICE                              EXERCISED/                    AVAILABLE
  STOCK OPTION PLANS       PER SHARE     AUTHORIZED    OUTSTANDING     OTHER       EXERCISABLE     FOR GRANT
  ------------------       ---------     ----------    -----------     -----       -----------    ----------
1990 Plan............     $ 1.38-$21.59     285,715        112,636     173,079         96,806            ---
1992 Plan............     $ 1.41-$21.59   1,700,000        871,998     828,002        814,926            ---
Director Plan........     $3.50-$  4.54      71,429         28,527      42,902         28,527            ---
1995 Plan............     $ 1.31-$21.59   2,000,000      1,584,339     395,133      1,457,411         20,528
1995 Director Plan...     $ 1.38-$11.31     500,000        386,596      46,577        284,096         66,827
1999 Plan ...........     $ 5.51-$20.13   3,000,000      2,267,926     139,688        484,915        592,386
                                         ----------    -----------    --------      ---------    -----------
       TOTALS........                     7,557,144     5,252,022    1,625,381      3,166,681        679,741
                                         ==========  ============    =========      =========    ===========

        Pursuant to provisions contained within his employment agreement, in March 2002 the Company's new chief executive officer purchased 5,000 shares at market price and was awarded 50,000 shares of the Company's common stock out of the 1999 Plan. The awarded shares will vest after completion of three years' service to the Company. The Company recorded deferred compensation expense of $309,000, which will be recognized over the vesting period. General and administrative expenses during the three and six months ended June 30, 2002 included compensation expense related to such grant of approximately $26,000 and $34,000, respectively.

        In conjunction with the retirement of the Company's former chief executive officer, the Company modified vesting and time to exercise of certain stock options of the officer and recorded compensation expense of approximately $173,000, which was included in general and administrative expenses, during the six months ended June 30, 2002.

(5)   INCOME TAXES

      The Company did not incur tax expense during the three and six-month periods ended June 30, 2002 and 2001, due to operating losses and the related increase in the valuation allowance.

      The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes for the three months ended June 30, 2002 and 2001 is as follows:

                                                 2002            2001
                                             ------------    ------------
    Computed "expected" tax expense          $ (2,177,000)   $ (1,589,000)
    Effect of:
        Permanent differences                     101,000        (473,000)
        Increase in valuation allowance         2,076,000       2,062,000
                                             ------------    ------------
    Tax expense                              $        ---    $        ---
                                             ============    ============

      The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes for the six months ended June 30, 2002 and 2001 is as follows:

                                                  2002           2001
                                              ------------   ------------
    Computed "expected" tax expense           $ (4,539,000)  $ (2,468,000)
    Effect of:
        Permanent differences                      279,000       (351,000)
        Increase in valuation allowance          4,260,000      2,819,000
                                              ------------   ------------
    Tax expense                               $        ---   $        ---
                                              ============   ============

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2002 and December 31, 2001 are as follows:

                                          JUNE 30, 2002     DECEMBER 31, 2001
                                        ---------------     -----------------
    Loss carryforwards                     $ 36,217,000       $   30,472,000
    Start-up costs                            9,402,000           10,775,000
    Property, plant and equipment               773,000              993,000
    Deferred revenue                          2,345,000            2,333,000
    Other                                       987,000              891,000
                                        ---------------      ---------------
        Gross deferred tax assets            49,724,000           45,464,000
        Valuation allowance                 (49,724,000)         (45,464,000)
                                        ---------------      ---------------
        Net deferred tax assets            $        ---       $          ---
                                        ===============      ===============

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

(6)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of the following:

                                                    JUNE 30,          DECEMBER 31,
                                                      2002                2001
                                                 ----------------      -----------
     Laboratory and office equipment             $     10,530,000      $ 8,407,000
     Leasehold improvements                             4,310,000        4,302,000
                                                 ----------------      -----------
                                                       14,840,000       12,709,000
     Less accumulated depreciation and                  8,925,000        8,409,000
                                                 ----------------      -----------
     amortization............................
                                                 $    _ 5,915,000      $ 4,300,000
                                                 ================      ===========

(7)   ENTITY-WIDE GEOGRAPHIC DATA

      The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations:

                                             JUNE 30, 2002   DECEMBER 31, 2001
                                            ---------------  -----------------
            Long-lived assets:
               United States                $     5,125,000   $     4,446,000
               Germany                            1,605,000          722,000
                                            ---------------   --------------
            Total                           $     6,730,000   $     5,168,000
                                            ===============   ===============

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

(9)   LICENSE AGREEMENTS

      Mitsubishi Pharma Agreement

         TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010, a patent on the manufacturing process to produce Argatroban that expires in 2019, and a patent for the use of Argatroban as a fibrinolysis-enhancing agent which expires in 2009. The Mitsubishi composition of matter patent on Argatroban has expired. During 2000, we signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which is being recognized in revenues over the expected development period, and accordingly, revenues in the three and six month periods ended June 30, 2002 include approximately $95,000 and $191,000, respectively, related to such milestone payment. Revenues in the three and six month periods ended June 30, 2001 include approximately $71,000 related to such milestone payment.

         In exchange for the license from Genentech, Inc, (the "Former Licensor") of its Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with heparin-induced thrombocytopenia ("HIT"). The value of $965,970 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in the three and a six-month period ended June 30, 2002 was approximately $26,000 and $53,000, respectively. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

      ICOS Corporation Partnership

         On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership seeks to develop and globally commercialize ET(A) receptor antagonists. As a result of the Company's contribution of technology, ICOS-TBC paid a license fee to the Company in June 2000, and has made a milestone payment that together with additional milestone payments could be as much as $53.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology, and the Company recognized approximately $121,000 and $242,000 of it as revenue during the three and six month periods ended June 30, 2002, and the three and six month periods ended June 30, 2001, respectively. See Note 2(h), Revenue Recognition, above.

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

         In July 2001, the Company earned a milestone, as a result of the achievement of an objective defined in the partnership agreement. The Company is recognizing the revenue associated with the milestone over the expected development period, and revenues included approximately $167,000 and $333,000 in the three and six-month periods ended June 30, 2002, respectively.

         During the three month periods ended June 30, 2002 and 2001, the Company recognized a loss of approximately $1,957,000 and $2,242,000, respectively, representing the Company's proportionate share of the losses of ICOS-TBC, including amounts billed by the Company to ICOS-TBC as discussed in Note 8, Research Agreements, above. During the six-month periods ended June 30, 2002 and June 30, 2001, such losses recognized by the Company totaled $4,467,000 and $3,771,000, respectively.

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

         Under the terms of the agreement, Schering obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. This upfront license fee is being amortized into revenue over the expected development period. License fee milestone and grants in the three and six-month periods ended June 30, 2002 included approximately $92,000 and $183,000, respectively, related to this upfront license fee. During the three and six month periods ended June 30, 2001, the Company recognized revenues of approximately $136,000 and $273,000 related to this license fee, respectively.

         In June 2002, the Company achieved a milestone under the agreement with Schering as a result of the nomination of an initial candidate for Schering's further development. This milestone payment will be recognized into revenue over the expected development period. License fees, milestones and grants for the three and six-month periods ended June 30, 2002 included approximately $15,000 related to this milestone payment. Total payments to TBC under the terms of the agreement, excluding royalties, could reach $87.0 million. Additionally, in June 2002, Schering and the Company agreed to extend Schering's support of the research collaboration to a third year, through June 30, 2003.

(10)  FOREIGN SUBSIDIARY

      During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,000 on its consolidated balance sheet at June 30, 2002 and December 31, 2001. The minority interest in Revotar at June 30, 2002 and December 31, 2001, was $733,000 and $1,213,000, respectively. The Company's consolidated net loss for the three month periods ended June 30, 2002 and 2001 was reduced by $223,000 and $123,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses. The Company's consolidated net loss for the six-month periods ended June 30, 2002 and 2001 was reduced by $480,000 and $185,000, respectively.

      The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate could then be reset to the U.S. prime rate plus
2.5 percent if such rate is higher than seven percent. Pursuant to such agreement, the Company advanced approximately $700,000 to Revotar in June 2002.

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

      We currently market Argatroban and enjoy market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We can obtain an extension under Waxman/Hatch until December 31, 2005 under certain circumstances pertaining to submission of pediatric data. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires in 2010. We will also be submitting a process patent, that expires in 2019, to the FDA for inclusion in the FDA Orange Book of Approved Drug Products. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents. The composition of matter patent on Argatroban has expired. We have access to other patents held by Mitsubishi, however, these are not being utilized currently.

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

(12)  401(k) PLAN

      The Company has a 401(k) plan under which all employees with three months of service are eligible to participate and may contribute up to 60 percent of their compensation, with a maximum contribution of $11,000 per employee in 2002. Under the terms of the Economic Growth and Tax Relief Reconciliation Act, employees aged 50 or older may contribute an additional $1,000 to the 401(k) Plan in 2002, such additional contribution would be eligible for employer matching. Effective on January 1, 2001, the Compensation and Personnel Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended. Charges to operating expense for employer match during the three-month periods ended June 30, 2002 and 2001 were approximately $53,000 and $44,000, respectively. During the six-month periods ended June 30, 2002 and 2001, charges to operating expense for employer match were $103,000 and $84,000, respectively.

(13)  COMMITMENTS AND CONTINGENCIES

      (a) Foreign Currency Exchange Risk

          The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

          The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included an unrealized gain of $205,000 and an unrealized loss of $148,000, respectively, in its comprehensive loss for the three-month periods ended June 30, 2002 and 2001. In the six-month periods ended June 30, 2002 and 2001, the

      Company's comprehensive loss included an unrealized gain of $144,000 and an unrealized loss of $444,000, respectively. The Company had an intercompany receivable from its German subsidiary at June 30, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

      (b) Obligation under capital leases

          During the three month period ended June 30, 2002, the Company entered into a lease of certain equipment under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as equipment and leasehold improvements, and was $34,000 at June 30, 2002. Accumulated amortization of the leased equipment at June 30, 2002 was approximately $1,000. Amortization of assets under capital leases is included in depreciation and amortization expense.

         The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2002, are as follows:

                                                  Year Ending
                                                  December 31    Amount
                                                  -----------   --------
                                                         2002   $  8,000
                                                         2003     14,000
                                                         2004     14,000
                                                         2005      4,000
                                                                --------
      Total minimum lease payments                                40,000

      Less: Amount representing interest                          (7,000)
                                                                --------
      Present value of minimum lease payments                     33,000
      Less: Current maturities of
            capital lease obligations                            (10,000)
                                                                --------
      Long-term capital lease obligations                       $ 23,000
                                                                ========

      (c) Legal proceedings

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

           THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001


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

      Our strategy is to identify and develop novel product candidates for underserved indications, and to commercialize those candidates through collaborations with other pharmaceutical and biotechnology companies. On occasion in the future, we may choose to commercialize products on our own. An important part of our strategy is the selection of corporate partners to enhance our drug discovery and development efforts. Our partners and we currently have four products in clinical development.

              MAJOR COMPOUNDS IN RESEARCH AND DEVELOPMENT PROGRAMS

ARGATROBAN

      Argatroban was approved by the FDA in 2000, is indicated for prophylaxis or treatment of thrombosis in patients with HIT and began shipping in November 2000. A key element of our continuing development strategy is to seek regulatory approvals and expand the marketed uses of Argatroban for other indications. GSK is our development, manufacturing and marketing partner for Argatroban. In April 2002, we received approval from the FDA on our supplemental new drug application for Argatroban for use in HIT patients undergoing percutaneous coronary intervention (PCI.) Argatroban is in an on-going Phase II human clinical trial to evaluate its use in acute ischemic stroke, and we are evaluating, in conjunction with GSK, the use of Argatroban in hemodialysis patients. We have recently completed patient enrollment in a Phase II clinical trial, conducted in conjunction with GSK, for the use of Argatroban in patients undergoing PCI.

SITAXSENTAN

      In June 2000, we established ICOS-TBC, a 50/50-owned limited partnership with ICOS, to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711. During 2001, we initiated a pivotal phase IIb/III clinical trial for pulmonary arterial hypertension ("PAH"), which completed enrollment in July 2002. We believe that results of this trial will be available in the second half of 2002.

      Patients completing the above trial have been eligible to enroll in an extension trial for the purpose of obtaining long-term safety data. As seen previously with sitaxsentan and other endothelin receptor antagonists, liver function abnormalities have been observed in both the phase IIb/III trial, and the extension trial. Although all liver injury in the current trials has been reversible, the partnership has decided, as a precaution, to conclude the extension trial. Since the trial is still ongoing, and the results are blinded, we do not know the risk/benefit profile of sitaxsentan at this time.


TBC3711

      TBC3711 is our second oral endothelin A receptor selective antagonist to enter clinical development. Endothelin receptor antagonists are believed to be potentially effective in the treatment of a variety of diseases where the regulation of vascular constriction and tone is important. Two Phase I clinical studies of TBC3711 were completed in year 2001 to determine the safety and tolerability of TBC3711.

BIMOSIAMOSE (TBC1269)

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

VLA-4 ANTAGONIST PROGRAM

We are developing, in collaboration with Schering, a VLA-4 antagonist for the treatment of asthma. In June 2002, we achieved a milestone under the Schering agreement as a result of the nomination of an initial candidate for Schering's further development.

                              RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

      o We recognize revenue from service contracts as services are performed.

      o Royalty revenue is recognized as products are sold by a licensee and we have received sufficient information to record a receivable. Our royalty revenue is based on net sales of product, that is, sales net of discounts, returns and allowances. We have estimated a percentage of gross sales, based on recent experience, as an allowance for future returns, however there can be no assurance that our estimate will be accurate.

      o Revenue from collaborative research and development activities is recognized as services are performed.

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

      We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We may initiate certain commercial activities in the future, which could contribute to future operating losses. We have sustained net losses of approximately $137.7 million from the date of our inception to June 30, 2002. We have primarily financed our operations to date through a series of private placement and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in
Item 1 "Business" of our Annual Report on Form 10-K for the year ended December 31, 2001.

            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

      Revenues in the quarter ended June 30, 2002 increased approximately $163,000, compared with the quarter ended June 30, 2001. In the six months ended June 30, 2002, revenues increased approximately $487,000, compared with the six months ended June 30, 2001. The increase is attributable to increased royalty income earned on sales of Argatroban, partially offset by reduced collaborative research and development revenues, discussed below.

      Royalties earned on sales of Argatroban were $840,000 in the second quarter of 2002, an increase of $448,000 over the second quarter of 2001. In the six months ended June 30, 2002, royalties were $1,805,000, an increase of $1,236,000 over the six months ended June 30, 2001.

      Collaborative research and development revenues received from the ICOS-TBC partnership declined approximately $133,000 in the second quarter of 2002, compared with the second quarter of 2001, and approximately $294,000 in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The involvement of the Company's research and development staff will vary from quarter to quarter, depending upon the activities being performed.

      Research agreement revenues, resulting from the Company's collaborative efforts with unrelated parties, declined $450,000 in the second quarter of 2002, compared with the second quarter of 2001, and declined approximately $970,000 in the comparable six month periods. Research agreement revenues in the first six months of 2001 included approximately $1,000,000 for preclinical studies which were in addition to the contractual amount specified in the Company's research agreement with Schering.

      Revotar has been awarded research grants from the German government, and earned approximately $137,000 during the three and six months ended June 30, 2002.

      Total research and development expenses (including the Company's share of expenses incurred by the ICOS-TBC partnership) were $7,429,000 in the second quarter of 2002, an increase of $637,000 over the comparable amount in the second quarter of 2001. In the six months ended June 30, 2002, total research and development expenses were $15,288,000, an increase of $3,458,000 compared with the six months ended June 30, 2001. The increase is primarily due to costs of clinical trials ongoing throughout the periods ended June 30, 2002. Trials ongoing during the first six months of 2002 include a Phase II study of Argatroban in ischemic stroke, a Phase II study of Argatroban in patients undergoing PCI, and a Phase IIb/III trial of sitaxsentan for pulmonary hypertension, conducted by the ICOS-TBC partnership.

      General and administrative expenses in the second quarter of 2002 were $2,254,000, an increase of $476,000 over the second quarter of 2001. In the comparable six-month periods, general and administrative expenses increased $1,529,000. The increase is comprised of additional selling and marketing support of Argatroban, increased costs at Revotar, which began operation late in year 2000, and costs associated with the retirement, recruiting and hiring of key personnel, including a non-cash charge of approximately $182,000 in compensation expense primarily related to modifications to stock options of our retired CEO.

      Investment income declined to $613,000 in the second quarter of 2002, and to $1,380,000 in the six months ended June 30, 2002, compared with $1,445,000 in the second quarter of 2001 and $3,098,000 in the six months ended June 30, 2001. The decline is primarily due to a combination of lower prevailing interest rates during 2002 compared with 2001 and to reduced funds available for investment during the periods ended June 30, 2002.

      In the quarter ended June 30, 2002, we reported a net loss of $6,221,000, or $0.14 per share, basic and diluted. The comparable net loss in the quarter ended June 30, 2001 was $4,539,000, or $0.10 per share. The increased loss in the current quarter, compared to the quarter ended June 30, 2001, is primarily due to higher research and development costs, increased general and administrative expenses, and lower investment income, as discussed above.

      In the six months ended June 30, 2002, we reported a net loss of $12,971,000, or $0.30 per share, as compared with a net loss of $7,048,000 or $0.16 per share in the six months ended June 30, 2001. The increased loss during the current year period is due to higher research and development costs, increased general and administrative expenses, and lower investment income, as discussed above.


                         LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $79,530,000 at June 30, 2002, compared with $95,427,000 at December 31, 2001. We used $13,842,000 in cash in operating activities during the six months ended June 30, 2002, compared to cash used in operating activities of $6,385,000 during the six months ended June 30, 2001. The increased use of cash in the current year period is due to higher operating expenses and reduced investment income, compared with the first half of 2001, as discussed above.

      Investing activities generated $33,216,000 during the six months ended June 30, 2002, compared to a use of cash of $30,522,000 in the six months ended June 30, 2001. Purchases of equipment and leasehold improvements increased $1,359,000 in the first half of 2002, compared with the first half of 2001. In the six months ended June 30, 2002, the effect of increased capital expenditures was offset by a decline in investments in marketable securities. In the six months ended June 30, 2001, invested funds increased, primarily because of the investment of the proceeds received upon the exercise of public warrants in January 2001, discussed below.

      Financing activities generated $308,000 during the six months ended June 30, 2002, from the exercise of stock options and the sale of stock at market price to the Company's new CEO, pursuant to his employment agreement. In the six months ended June 30, 2001, we received proceeds of approximately $21,107,000 upon the exercise of public and non-public common stock purchase warrants.

Material Commitments

      Our only material contractual commitments are comprised of a loan commitment to Revotar and office and laboratory facility leases. We and the minority shareholders of Revotar have committed to lend Revotar, on an unsecured basis, approximately $4.5 million, of which our commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. Our portion of the loan is denominated in U.S. dollars at an interest rate of seven percent fixed for the first two years and resets to the greater of seven percent or U.S. prime plus two and one-half percent on April 1, 2004. In June 2002, approximately $700,000 was advanced to Revotar pursuant to the loan agreement. It is likely that Revotar may need to seek additional funding through collaborative arrangements and/or through public or private financings during 2002. A likely result of additional financings would be to reduce our ownership percentage in Revotar.

      The Company had long-term obligations under our office and laboratory leases as follows (in thousands):

                                      Less
                                     than 1      1-3        4-5     After
   Contractual Obligations   Total    year      years      years    5 years
   -----------------------   -----    ----      -----      -----    -------
      Operating Leases      $7,826   $1,617     $3,573     $2,636     ---
       Capital Leases           33       10       23         ---      ---

Outlook for 2002

      We expect revenues in year 2002 to be in the range of $8.5 to $11.0 million, including royalties on Argatroban sales, reimbursements from collaborative partners of research and development expenses, research reimbursements from ICOS-TBC for the development of endothelin antagonist products, and amortization of earned license fees and milestones. We expect sales of Argatroban by GSK to be in the range of $22 to $26 million. We believe investment income will be in the range of $1.8 million to $2.5 million, depending upon prevailing interest rates and invested balances.

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

        Research and Development
        Programs                              2002 R&D Expenditures
        ---------------------------------   --------------------------
        Argatroban                                     21%
        Endothelin Antagonist                          27%
          (Sitaxsentan and TBC3711)
        Selectin Antagonist (TBC1269)                  13%
        VCAM/VLA-4                                     10%
        Other                                          29%
                                            --------------------------
                                   Total              100%

Longer-Term Outlook

      We expect to continue to incur substantial expenditures related to the discovery, development and commercialization of small molecule drugs to treat significant unmet medical needs. During the second quarter of 2002, we announced a new strategic plan that is intended to accelerate our transition from a research and development company to a profitable commercial business. If we are successful in the implementation of this plan, we anticipate that this transition could increase our costs related to marketing and sales. We anticipate that our operating expenses will increase in subsequent years because:

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

      o If, on the basis of the Phase II results from the ongoing ischemic stroke trial, we decide to conduct additional trials in ischemic stroke, the costs of such trials could be significant. It is difficult at this time to estimate the magnitude of costs until results are obtained from the ongoing trial.

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

      o     possible emergence of generic competition;

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

      Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through 2004. Notwithstanding revenues which may be produced through sales of potential future products, if approved, we anticipate that we may need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the drug development process and the timing of regulatory approvals required to market these drugs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct. The ability to achieve our expectations is contingent upon a number of factors, which include, without limitation:

      o     market acceptance and commercial success of Argatroban;

      o expenses and risks associated with clinical trials to expand the indications for Argatroban;

      o     effect of any current or future competitive products;

      o     the possible emergence of generic competition;

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

      o     retention of key personnel;

      o     capital market conditions; and

      o     effective commercialization activities and arrangements.

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

      We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included an unrealized gain of $205,000 and $144,000 in its comprehensive loss for the three and six months ended June 30, 2002, respectively, and unrealized losses of approximately $148,000 and $444,000 in its comprehensive loss for the three and six months ended June 30, 2001. The Company had an intercompany receivable from our German subsidiary at June 30, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. We have contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, we have not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 23, 2002, an annual meeting of our stockholders was held. The holders of 40,198,233 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

      (a) Election of Directors

          The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                                       NUMBER OF
                                  NUMBER OF             VOTES
                   NAME           VOTES FOR           ABSTAINING
                   ----           ---------           ----------
           Ron J. Anderson        39,794,691            403,542

           Frank C. Carlucci      39,841,736            356,497

           Robert J. Cruikshank   39,852,040            346,193

           Richard A. F. Dixon    39,869,715            328,518

           Bruce D. Given         39,871,885            326,348

           Suzanne Oparil         39,794,791            403,442

           John M. Pietruski      39,858,710            339,523

           William R. Ringo, Jr.  39,862,985            335,248

           James A. Thomson       39,857,915            340,318

           James T. Willerson     39,866,935            331,298

ITEM 5.  OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Two reports on Form 8-K were filed during the quarter ended June 30, 2002. A Report on Form 8-K dated May 1, 2002 was filed regarding the Company's first quarter earnings and guidance on 2002 Argatroban sales. A Report on Form 8-K dated June 26, 2002 was filed regarding a mid-year update on the Company's accomplishments.

  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------
      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

                         TEXAS BIOTECHNOLOGY CORPORATION

                                  JUNE 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2002.




                                TEXAS BIOTECHNOLOGY CORPORATION


                                By: /s/ BRUCE D. GIVEN, M.D.
                                    --------------------------------------
                                Bruce D. Given, M.D.
                                President and Chief Executive Officer



                                By: /s/ STEPHEN L. MUELLER
                                   ---------------------------------------
                                Stephen L. Mueller
                                Vice President, Finance and Administration
                                Secretary and Treasurer
                                (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------
      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002