Form 10-Q
period 2002-09-30
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2002-11-08
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 2002

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

            Class                              Outstanding at October 31, 2002
            -----                              -------------------------------
common stock, $0.005 par value                           43,807,427

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                  1

         Consolidated Statements of Operations and Comprehensive Loss for the
         three and nine months ended September 30, 2002 and 2001                                     2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001                                                                 3

         Notes to Consolidated Financial Statements                                                  4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                                                              16

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         25

         ITEM 4: CONTROLS AND PROCEDURES                                                            26

PART II. OTHER INFORMATION

         ITEM 1: Legal Proceedings                                                                  26

         ITEM 2: Changes in Securities and Use of Proceeds                                          26

         ITEM 3: Defaults Upon Senior Securities                                                    26

         ITEM 4: Submission of Matters to a Vote of Security Holders                                26

         ITEM 5: Other Information                                                                  26

         ITEM 6: Exhibits and Reports on Form 8-K                                                   26


SIGNATURES                                                                                          27

CERTIFICATIONS                                                                                      28

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                                   2002              2001
------                                                                              -------------      ------------
                                                                                     (unaudited)
Current assets:
       Cash and cash equivalents                                                     $     19,398      $     10,086
       Short-term investments                                                              27,888            46,465
       Accounts receivable                                                                    749               655
       Other current receivables                                                              507               618
       Receivable from related party under collaborative arrangement                          231             1,144
       Prepaids                                                                             1,346             1,350
                                                                                     ------------      ------------
           Total current assets                                                            50,119            60,318

Long-term investments                                                                      27,030            38,876
Equipment and leasehold improvements, net                                                   5,617             4,300
Other assets                                                                                  788               868
                                                                                     ------------      ------------
           Total assets                                                              $     83,554      $    104,362
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                              $        861      $      2,187
       Accrued expenses                                                                     4,106             3,902
       Obligation under capital leases                                                         10                --
       Deferred revenue from related party                                                  1,150             1,159
       Deferred revenue from unrelated parties                                                927               748
                                                                                     ------------      ------------
           Total current liabilities                                                        7,054             7,996

Liability to related party                                                                  2,742             3,533
Deferred revenue from related party                                                           863             1,722
Deferred revenue from unrelated parties                                                     3,251             3,041
Obligation under capital leases                                                                21                --
Deferred credit                                                                             2,620             2,620
Minority interest in Revotar                                                                  369             1,213

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share. At September 30, 2002, and December 31, 2001, 5,000,000 shares authorized;
           none outstanding                                                                    --                --
       Common stock, par value $.005 per share. At September 30, 2002
           75,000,000 shares authorized; 44,013,373 shares issued
           At December 31, 2001, 75,000,000 shares authorized;
           43,783,638 shares issued                                                           220               218
       Additional paid-in capital                                                         211,863           210,616
       Deferred compensation expense                                                         (249)               --
       Treasury stock, 213,000 shares at September 30, 2002, and
           December 31, 2001                                                               (1,602)           (1,602)
       Accumulated other comprehensive loss                                                   (91)             (299)
       Accumulated deficit                                                               (143,507)         (124,696)
                                                                                     ------------      ------------
           Total stockholders' equity                                                      66,634            84,237
                                                                                     ------------      ------------
           Total liabilities and stockholders' equity                                $     83,554      $    104,362
                                                                                     ============      ============


           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 --------------------------------      --------------------------------
                                                 September 30,      September 30,      September 30,      September 30,
                                                     2002               2001               2002               2001
                                                 -------------      -------------      -------------      -------------

Revenues:
    Research agreements                          $         827      $         499      $       2,654      $       3,296
    Collaborative research and development
      from ICOS-TBC, L.P.                                  286                386                772              1,166
    Royalty income, net                                    676                333              2,481                902
    License fees, milestones and grants                    616                486              1,717              1,072
                                                 -------------      -------------      -------------      -------------
      Total revenues                                     2,405              1,704              7,624              6,436
                                                 -------------      -------------      -------------      -------------

Expenses:
    Research and development                             5,286              3,776             16,107             11,835
    Equity in loss of ICOS-TBC, L.P.                     1,838              2,156              6,305              5,926
    General and administrative                           2,041              1,479              6,803              4,713
                                                 -------------      -------------      -------------      -------------
      Total expenses                                     9,165              7,411             29,215             22,474
                                                 -------------      -------------      -------------      -------------

      Operating loss                                    (6,760)            (5,707)           (21,591)           (16,038)

Investment income, net                                     556              1,152              1,936              4,250
                                                 -------------      -------------      -------------      -------------
      Loss before minority interest                     (6,204)            (4,555)           (19,655)           (11,788)

Minority interest in loss of Revotar                       364                266                844                451
                                                 -------------      -------------      -------------      -------------

      Net loss                                          (5,840)            (4,289)           (18,811)           (11,337)

Other comprehensive loss:
    Unrealized gain (loss) on
      foreign currency translation                          64                224                208               (220)
                                                 -------------      -------------      -------------      -------------

      Comprehensive loss                         $      (5,776)     $      (4,065)     $     (18,603)     $     (11,557)
                                                 =============      =============      =============      =============

Net loss per common share-
    basic and diluted                            $       (0.13)     $       (0.10)     $       (0.43)     $       (0.26)
                                                 =============      =============      =============      =============

Weighted average common shares
    used to compute basic and diluted
    net loss per share                              43,798,840         43,607,948         43,719,884         43,658,764
                                                 =============      =============      =============      =============

           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                               2002              2001
                                                                           ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $    (18,811)     $    (11,337)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                                831               595
       Equity in loss of ICOS-TBC, L.P.                                           6,305             5,926
       Minority interest in loss of Revotar                                        (844)             (451)
       Expenses paid with stock                                                     257               523
       Compensation expense related to stock options                                260                63
       Loss on disposition of fixed assets                                           --                 6
   Change in operating assets and liabilities:
       Decrease in interest receivable included in short-term
         and long-term investments                                                  284               230
       Increase in accounts receivable                                              (94)              (89)
       Decrease in prepaids                                                           4               449
       Decrease (increase) in other current receivables                             111            (1,903)
       Decrease (increase) in receivable from related party under
         collaborative arrangement                                                  913              (170)
       Decrease in accounts payable and accrued expenses                         (1,122)           (2,010)
       Decrease in liability to related party                                    (7,096)           (5,147)
       Increase in deferred revenue from unrelated parties                          389             1,457
       (Decrease) increase in deferred revenue from related party                  (868)            1,471
                                                                           ------------      ------------
         Net cash used in operating activities                                  (19,481)          (10,387)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                             (2,034)           (1,629)
   Purchase of investments                                                      (73,398)         (111,980)
   Maturity of investments                                                      103,537            88,077
                                                                           ------------      ------------
         Net cash provided by (used in) investing activities                     28,105           (25,532)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock                                                     --            (1,602)
   Repayment of capital lease obligations                                            (3)               --
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                          483            20,645
                                                                           ------------      ------------
         Net cash provided by financing activities                                  480            19,043
                                                                           ------------      ------------

Effect of exchange rate changes on cash                                             208              (220)
                                                                           ------------      ------------
   Net increase (decrease) in cash and cash equivalents                           9,312           (17,096)

Cash and cash equivalents at beginning of period                                 10,086            48,470
                                                                           ------------      ------------

Cash and cash equivalents at end of period                                 $     19,398      $     31,374
                                                                           ============      ============

Supplemental schedule of noncash financing activities:
   Deferred compensation expense                                           $        249      $         --
   Issuance of common stock for expenses                                            257               523
   Acquisition of equipment under capital leases                                     34                --
                                                                           ============      ============

        See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Texas Biotechnology Corporation, a Delaware Corporation, and its subsidiaries (collectively referred to as the "Company" or "TBC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2002.

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

         (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

                  Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. At September 30, 2002, approximately $313,000 was invested in demand and money market accounts, and approximately $19,085,000 was invested in corporate commercial paper and loan participations with a maturity of less than three months. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. At September 30, 2002, the Company's short-term investments consisted of approximately $25,664,000 in corporate commercial paper and loan participations, $2,000,000 in government securities, and accrued interest of $224,000. Long-term investments consist of approximately $16,714,000 in government agency bonds, $10,101,000 in corporate bonds and loan participations and $215,000 in accrued interest thereon, all with a remaining maturity of one year or more. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity.

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

         (f) Research and Development Costs

                  All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits charged to research and development in the three-month periods ended September 30, 2002 and 2001 were approximately $2,421,000 and $1,815,000, respectively, and in the nine-month periods ended September 30, 2002 and 2001 were approximately $6,979,000 and $5,177,000, respectively. Payments related to the acquisition of in-process research and development, if any, are expensed as incurred.

         (g) Net Loss Per Common Share

                  Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended September 30, 2002 and 2001, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,798,840 and 43,607,948 shares, respectively. Securities convertible into common stock, comprised of stock options and warrants totaling 5,367,964 and 4,326,812 shares at September 30, 2002 and 2001, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

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

         (j) Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the USA. Actual results could differ from these estimates.

         (k) Intangible Assets

                  Intangible assets, consisting of amounts paid for products approved by the United States Food and Drug Administration ("FDA"), are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for each of the three-month periods ended September 30, 2002 and 2001 was $27,000, and in the nine-month periods ended September 30, 2002 and 2001 was $80,000. Amortization of intangible assets is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

         (l) Treasury Stock

                  Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately 7 percent, of the Company's outstanding common stock over an 18 month period. Pursuant to the stock repurchase program, the Company had repurchased 213,000 shares for $1,602,000 during the year ended December 31, 2001. No shares were repurchased in the three or nine-month periods ended September 30, 2002. During the three and nine-month periods ended September 30, 2001, the Company repurchased 53,000 and 213,000 shares, respectively, at a cost of approximately $334,000 and $1,602,000, respectively.

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

         (o) New Accounting Pronouncements

                  In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS143 is effective for all fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS143 to have a significant impact on its financial condition or results of operations.

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

         (p) Reclassifications

                  Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2002 presentation with no effect on net loss previously reported.

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

         The Company has reserved Common Stock for issuance as of September 30, 2002 as follows:

         Stock option plans .........................       5,780,451
         Warrants outstanding .......................         246,586
                                                            ---------
               Total shares reserved ................       6,027,037
                                                            =========

         Our only warrants outstanding at September 30, 2002 include 142,858 warrants issued to Genentech in 1997, and 103,728 warrants granted in 1999 in connection with consulting services.

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

         A summary of stock options as of September 30, 2002, follows:

                             EXERCISE PRICE                                        EXERCISED/                        AVAILABLE
  STOCK OPTION PLANS           PER SHARE         AUTHORIZED      OUTSTANDING         OTHER         EXERCISABLE       FOR GRANT
  ------------------         --------------     ------------     ------------     ------------     ------------     ------------
1990 Plan ..............     $ 1.38-$21.59           285,715          108,350          177,365           92,520               --
1992 Plan ..............     $ 1.41-$21.59         1,700,000          728,973          971,027          676,400               --
Director Plan ..........     $ 3.50-$ 4.54            71,429           28,527           42,902           28,527               --
1995 Plan ..............     $ 1.31-$21.59         2,000,000        1,581,839          395,133        1,500,438           23,028
1995 Director Plan .....     $ 1.38-$11.31           500,000          386,596           50,578          284,096           62,826
1999 Plan ..............     $ 2.29-$20.13         3,000,000        2,287,093          139,688          493,251          573,219
                                                ------------     ------------     ------------     ------------     ------------
      Totals ...........                           7,557,144        5,121,378        1,776,693        3,075,232          659,073
                                                ============     ============     ============     ============     ============

         Pursuant to provisions contained within his employment agreement, in March 2002 the Company's new chief executive officer purchased 5,000 shares at market price and was awarded 50,000 shares of the Company's common stock out of the 1999 Plan. The awarded shares will vest after completion of three years' service to the Company. The Company recorded deferred compensation expense of $309,000, which will be recognized over the vesting period. General and administrative expenses during the three and nine months ended September 30, 2002 included compensation expense related to such grant of approximately $25,000 and $60,000, respectively.

         In conjunction with the retirement of the Company's former chief executive officer, the Company modified provisions regarding vesting and time to exercise of certain stock options of the officer and recorded compensation expense of approximately $173,000, which was included in general and administrative expenses, during the nine months ended September 30, 2002.

(5)      INCOME TAXES

         The Company did not incur tax expense during the three and nine-month periods ended September 30, 2002 and 2001, due to operating losses and the related increase in the valuation allowance.

         The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes for the three months ended September 30, 2002 and 2001 is as follows:

                                                              2002              2001
                                                          ------------      ------------
         Computed "expected" tax expense                  $ (2,044,000)     $ (1,501,000)
         Effect of:
              Permanent differences                            314,000          (409,000)
              Increase in valuation allowance                1,730,000         1,910,000
                                                          ------------      ------------
         Tax expense                                      $         --      $         --
                                                          ============      ============

         The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes for the nine months ended September 30, 2002 and 2001 is as follows:

                                                              2002              2001
                                                          ------------      ------------
         Computed "expected" tax expense                  $ (6,583,000)     $ (3,969,000)
         Effect of:
              Permanent differences                            593,000          (760,000)
              Increase in valuation allowance                5,990,000         4,729,000
                                                          ------------      ------------
         Tax expense                                      $         --      $         --
                                                          ============      ============

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2002 and December 31, 2001 are as follows:

                                                      SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                      ------------------   -----------------
         Loss carryforwards                               $ 39,368,000        $ 30,472,000
         Start-up costs                                      8,688,000          10,775,000
         Property, plant and equipment                         333,000             993,000
         Deferred revenue                                    2,229,000           2,333,000
         Other                                                 836,000             891,000
                                                          ------------        ------------
              Gross deferred tax assets                     51,454,000          45,464,000
              Valuation allowance                          (51,454,000)        (45,464,000)
                                                          ------------        ------------
              Net deferred tax assets                     $         --        $         --
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

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2002              2001
                                                          -------------     ------------
         Laboratory and office equipment                  $ 10,463,000      $  8,407,000
         Leasehold improvements                              4,310,000         4,302,000
                                                          ------------      ------------
                                                            14,773,000        12,709,000
         Less accumulated depreciation and amortization      9,156,000         8,409,000
                                                          ------------      ------------
                                                          $  5,617,000      $  4,300,000
                                                          ============      ============

(7)      ENTITY-WIDE GEOGRAPHIC DATA

         The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations:

                                                      SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                      ------------------  -----------------
         Long-lived assets:
            United States                                 $  4,997,000      $  4,446,000
            Germany                                          1,408,000           722,000
                                                          ------------      ------------
         Total                                            $  6,405,000      $  5,168,000
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

(9)      LICENSE AGREEMENTS

         Mitsubishi Pharma Agreement

                  TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010, a patent on the manufacturing process to produce Argatroban that expires in 2019, and a patent for the use of Argatroban as a fibrinolysis-enhancing agent which expires in 2009. The Mitsubishi composition of matter patent on Argatroban has expired. During 2000, we signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which is being recognized in revenues over the expected development period, and accordingly, revenues in the three and nine-month periods ended September 30, 2002 include approximately $95,000 and $286,000, respectively, related to such milestone payment. Revenues in the three and nine-month periods ended September 30, 2001 include approximately $107,000 and $178,000, respectively, related to such milestone payment.

                  In exchange for the license from Genentech, Inc, (the "Former Licensor") of its Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the FDA for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with heparin-induced thrombocytopenia ("HIT"). The value of $965,970 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in the three and a nine-month period ended September 30, 2002 was approximately $27,000 and $80,000, respectively. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

         ICOS Corporation Partnership

                  On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership seeks to develop and globally commercialize ET(A) receptor antagonists. As a result of the Company's contribution of technology, ICOS-TBC paid a license fee to the Company in June 2000, and has made a milestone payment that together with additional milestone payments could be as much as $53.5 million for the development and commercialization of products resulting from the collaboration. The license fee is being amortized over the estimated development period of the licensed technology, and the Company recognized approximately

         $121,000 and $363,000 of it as revenue during the three and nine month periods ended September 30, 2002, and the three and nine month periods ended September 30, 2001, respectively. See Note 2(h), Revenue Recognition, above.

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

                  In July 2001, the Company earned a milestone, as a result of the achievement of an objective defined in the partnership agreement. The Company is recognizing the revenue associated with the milestone over the expected development period, and revenues included approximately $167,000 and $500,000 in the three and nine-month periods ended September 30, 2002, respectively, and approximately $167,000 in the three and nine-month periods ended September 30, 2001, respectively.

                  During the three month periods ended September 30, 2002 and 2001, the Company recognized a loss of approximately $1,838,000 and $2,156,000, respectively, representing the Company's proportionate share of the losses of ICOS-TBC, including amounts billed by the Company to ICOS-TBC as discussed in Note 8, Research Agreements, above. During the nine-month periods ended September 30, 2002 and September 30, 2001, such losses recognized by the Company totaled $6,305,000 and $5,926,000, respectively.

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

                  Under the terms of the agreement, Schering obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. This upfront license fee is being amortized into revenue over the expected development period. License fees, milestones and grants in the three and nine-month periods ended September 30, 2002 included approximately $91,000 and $274,000, respectively, related to this upfront license fee. During the three and nine month periods ended September 30, 2001, the Company recognized revenues of approximately $92,000 and $364,000 related to this license fee, respectively.

                  In June 2002, the Company achieved a milestone under the agreement with Schering as a result of the nomination of an initial candidate for Schering's further development. This milestone payment will be recognized into revenue over the expected development period. License fees, milestones and grants for the three and nine-month periods ended September 30, 2002 included approximately $45,000 and $60,000 related to this milestone payment, respectively. Total payments to TBC under the terms of the agreement, excluding royalties, could reach $87.0 million. Additionally, in June 2002, Schering and the Company agreed to extend Schering's support of the research collaboration to a third year, through June 30, 2003.

(10)     FOREIGN SUBSIDIARY

         During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is reported as a deferred credit of $2,620,000 on its consolidated balance sheet at September 30, 2002 and December 31, 2001. The minority interest in Revotar at September 30, 2002 and December 31, 2001, was $369,000 and $1,213,000, respectively. The Company's consolidated net loss for the three month periods ended September 30, 2002 and 2001 was reduced by $364,000 and $266,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses. The Company's consolidated net loss for the nine-month periods ended September 30, 2002 and 2001 was reduced by $844,000 and $451,000, respectively.

         Revotar has been awarded research grants from the German government, and earned approximately $97,000 and $234,000 during the three and nine months ended September 30, 2002, respectively, which is included in license fees, milestones and grants.

         The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate could then be reset to the U.S. prime rate plus
2.5 percent if such rate is higher than seven percent. Pursuant to such agreement, the Company advanced approximately $700,000 to Revotar in June 2002, and approximately $500,000 in October 2002.

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

(11)     COMMERCIALIZATION AGREEMENT

         In connection with TBC's development and commercialization of Argatroban, in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with GSK (the "GSK Agreement") whereby GSK was granted exclusive rights to work with TBC in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK's agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. TBC began a Phase II clinical trial in March 2001 to evaluate the use of Argatroban for ischemic stroke, and announced preliminary results in October 2002. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to co-promote these products through its own sales force in certain circumstances. TBC will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

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

(12)     401(k) PLAN

         The Company has a 401(k) plan under which all employees with three months of service are eligible to participate and may contribute up to 60 percent of their compensation, with a maximum contribution of $11,000 per employee in 2002. Under the terms of the Economic Growth and Tax Relief Reconciliation Act, employees aged 50 or older may contribute an additional $1,000 to the 401(k) Plan in 2002, such additional contribution would be eligible for employer matching. Effective on January 1, 2001, the Compensation and Personnel Committee of the Board of Directors approved an employer matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended. Charges to operating expense for employer match during the three-month periods ended September 30, 2002 and 2001 were approximately $52,000 and $42,000, respectively. During the nine-month periods ended September 30, 2002 and 2001, charges to operating expense for employer match were $155,000 and $126,000, respectively.

(13)     COMMITMENTS AND CONTINGENCIES

         (a) Foreign Currency Exchange Risk

                  The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

                  The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included unrealized gains of $64,000 and $224,000, respectively, in its comprehensive loss for the three-month periods ended September 30, 2002 and 2001. In the nine-month periods ended September 30, 2002 and 2001, the Company's comprehensive loss included an unrealized gain of $208,000 and an unrealized loss of $220,000, respectively. The Company had an intercompany receivable from its German subsidiary at September 30, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

         (b) Obligation under Capital Leases

                  In June 2002 the Company entered into a lease of certain equipment under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as equipment and leasehold improvements, and was $34,000 at September 30, 2002. Accumulated amortization of the leased equipment at September 30, 2002 was approximately $3,000. Amortization of assets under capital leases is included in depreciation and amortization expense.

                  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of September 30, 2002, are as follows:

                                                           YEAR ENDING
                                                           DECEMBER 31             AMOUNT
                                                           -----------          -----------
                                                                  2002          $     4,000
                                                                  2003               14,000
                                                                  2004               14,000
                                                                  2005                4,000
                                                                                -----------
         Total minimum lease payments                                                36,000

         Less: Amount representing interest                                          (5,000)
                                                                                -----------
         Present value of minimum lease payments                                     31,000
         Less: Current maturities of capital lease obligations                      (10,000)
                                                                                -----------
         Long-term capital lease obligations                                    $    21,000
                                                                                ===========

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

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001


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

              MAJOR COMPOUNDS IN RESEARCH AND DEVELOPMENT PROGRAMS

ARGATROBAN

         Argatroban was approved by the FDA in 2000, is indicated for prophylaxis or treatment of thrombosis in patients with HIT and began shipping in November 2000. A key element of our continuing development strategy is to expand the uses of Argatroban. GSK is our development, manufacturing and marketing partner for Argatroban. In April 2002, we received approval from the FDA on our supplemental new drug application for Argatroban for use in HIT patients undergoing percutaneous coronary intervention (PCI.) We are evaluating, in conjunction with GSK, the use of Argatroban in hemodialysis patients. We have recently completed patient enrollment in a Phase II clinical trial, conducted in conjunction with GSK, for the use of Argatroban in patients undergoing PCI.

         Argatroban will be evaluated in combination with t-PA as a new approach to the treatment of acute ischemic stroke by the University of Texas Medical School in Houston. The trial will be funded by the National Institute of Neurological Disorders and Stroke at the National Institutes of Health (NIH).

         Initial top line results for ARGIS-1, a Phase II multi-center trial designed to assess the safety and efficacy of two doses of Argatroban, compared to placebo, within 12 hours of the onset of a stroke, showed that Argatroban met the primary endpoint, with no statistical difference in symptomatic intracranial hemorrhage rates between Argatroban and placebo. Positive results were also observed for the secondary safety endpoint, asymptomatic intracranial hemorrhage. While the ARGIS-1 trial was powered only to determine the safety of Argatroban, traditional neurologic assessments were also evaluated at intervals up to 90 days. Based on the preliminary analysis at 90 days, there were no statistically significant effects or major trends observed in the measures used to determine efficacy. A full analysis of the trial is underway to determine whether there were any meaningful efficacy trends in specific patient sub groups, stroke types and/or treatment windows. In light of a lack of an overall efficacy trend, and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program. If the sub group analyses demonstrate potential efficacy in a defined patient population, we plan to pursue alternative means to fund further clinical development.

SITAXSENTAN

         In June 2000, we established ICOS-TBC, a 50/50-owned limited partnership with ICOS, to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711. During 2001, we initiated STRIDE, a pivotal phase IIb/III clinical trial for pulmonary arterial hypertension ("PAH"), which completed enrollment in July 2002. The primary endpoint of the STRIDE trial was change in percent of predicted peak VO2 from baseline to week 12. The results showed a statistically significant improvement for the 300 mg dose group compared with placebo treatment (7% relative improvement). The primary endpoint was not statistically significant for the 100 mg dose group. A secondary endpoint was change in six-minute walk distance from baseline to week 12. The results showed a significant improvement for both the sitaxsentan 100 mg and 300 mg groups, compared with placebo treatment (9% relative improvement). The six-minute walk test is the most widely used efficacy test for drugs treating PAH. NYHA class improvement, another important measure that reflects limitations in physical activity, was also statistically significant for the sitaxsentan 100 mg and 300 mg dose groups compared with placebo treatment. The most frequent adverse events that occurred in patients receiving sitaxsentan, and were more common than in placebo-treated patients, were headache, peripheral edema, nausea, nasal congestion and prolonged clotting time.

         Patients completing the above trial had been eligible to enroll in an extension trial for the purpose of obtaining long-term safety data, for a maximum of 55 weeks exposure to sitaxsentan in both studies combined. Liver abnormalities have previously been recognized as complications related to the endothelin antagonist class of drugs. Liver abnormalities in the STRIDE trial were defined as elevated serum aminotransferase values that were more than three times normal. Incidences of liver abnormalities, which reversed in all cases, were approximately 2% for the placebo group, 0% for the sitaxsentan 100 mg group and 10% for the sitaxsentan 300 mg group. When data from the STRIDE trial are combined with data from the extension trial, the incidences of liver abnormalities, which were all reversible, were 5% for the sitaxsentan 100 mg dose group and 21% for the sitaxsentan 300 mg dose group. Although all liver injury in the current trials has been reversible, the partnership decided, as a precaution, to conclude the extension trial.

         We expect to meet with the FDA over the next two to three months to discuss the next steps for sitaxsentan.

TBC3711

         TBC3711 is our second oral endothelin A receptor selective antagonist to enter clinical development. Endothelin receptor antagonists are believed to be potentially effective in the treatment of a variety of diseases where the regulation of vascular constriction and tone is important. Two Phase I clinical studies of TBC3711 were completed in year 2001 to determine the safety and tolerability of TBC3711. At this time, there are no plans to take TBC3711 into Phase II clinical trials.

BIMOSIAMOSE (TBC1269)

         We are developing a selectin antagonist, TBC1269, for the treatment of asthma and psoriasis. The intravenous form of the drug has been tested in Phase II clinical trials. During 2000, we formed Revotar, a majority owned German subsidiary located in Berlin, to further the development of this product. During 2001, Revotar completed Phase I clinical trials for asthma utilizing an inhaled form of TBC1269 and a

Phase IIa clinical trial in psoriasis has been conducted with an injectable form of TBC1269 as a proof-of-concept. Revotar is conducting a Phase IIa trial for bimosiamose as an inhaled therapy for asthma.

         Revotar also announced, in August 2002, results of Phase I studies, using a single dose of the inhaled formulation of bimosiamose in 48 healthy volunteers. There were no serious adverse effects and detectable plasma levels were achieved at the higher dose levels. A maximum tolerated dose of 140 mg was also achieved. In a double-blind, multiple dose, Phase I safety study, bimosiamose was administered by inhalation twice a day for seven days using several dose levels ranging from eight to 70 mg. As in the previous study, there were no serious adverse events, and the upper dose, which resulted in systemic exposure, was also well tolerated and well characterized.

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

Stock Options

         We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25") in accounting for our stock option plans and apply FASB Statement No. 123, "Accounting for Stock-Based Compensation", and related interpretations ("SFAS 123") in reporting for our stock option plans. APB 25 utilizes the "intrinsic value" of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the "measurement date" which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our common stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the "fair value" of the option as defined by SFAS 123, utilizing the Black-Scholes option pricing model. We recorded compensation expense for the "fair value" of options granted to non-employees.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Commitments and Contingencies

         We are currently involved in certain legal proceedings as discussed in "Commitments and Contingencies" in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. If an unfavorable ruling were to occur in any quarterly period, however, there exists the possibility of a material impact on that period.

GENERAL

         Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years.

         We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We may initiate certain commercial activities in the future, which could contribute to future operating losses. We have sustained net losses of approximately $143.5 million from the date of our inception to September 30, 2002. We have primarily financed our operations to date through a series of private placement and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in
Item 1 "Business" of our Annual Report on Form 10-K for the year ended December 31, 2001.

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues in the quarter ended September 30, 2002 increased approximately $701,000, compared with the quarter ended September 30, 2001. In the nine months ended September 30, 2002, revenues increased approximately $1,188,000, compared with the nine months ended September 30, 2001. The increase is attributable to increased royalty income earned on sales of Argatroban and increased license fees, milestones and grants, partially offset by reduced research and development revenues, discussed below.

         Royalties earned on sales of Argatroban were $676,000 in the third quarter of 2002, an increase of $343,000 over the third quarter of 2001. In the nine months ended September 30, 2002, royalties were $2,481,000, an increase of $1,579,000 over the nine months ended September 30, 2001. We earn royalties based upon sales by GSK to drug wholesalers. Sales to wholesalers should, over time, reflect consumption of Argatroban in hospital procedures, however fluctuation from quarter to quarter may occur, reflecting increases or decreases in wholesaler inventory levels. In October 2002, GSK initiated a broad-based HIT disease education media campaign designed to increase awareness of HIT, the life-threatening reaction to heparin for which Argatroban is approved. As medical education is key to growing Argatroban sales in HIT, we believe this initiative, along with increased direct selling efforts, are likely to have a positive impact on Argatroban sales.

         Collaborative research and development revenues received from the ICOS-TBC partnership declined approximately $100,000 in the third quarter of 2002, compared with the third quarter of 2001, and approximately $394,000 in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The involvement of the Company's research and development staff will vary from quarter to quarter, depending upon the activities being performed.

         Research agreement revenues, resulting from the Company's collaborative efforts with unrelated parties, increased $328,000 in the third quarter of 2002, compared with the third quarter of 2001, and declined approximately $642,000 in the comparable nine month periods. Research agreement revenues in the third quarter of 2001 were negatively affected by the termination of the Company's agreement with LG Chemical. The Company's research and development activity conducted under the Schering agreement during the three and nine months ended September 30, 2002, has declined, compared with the three and nine months ended September 30, 2001. Most of the Company's efforts toward development of an initial candidate for clinical development had been completed late in year 2001. As discussed above, we achieved a milestone under the Schering agreement as a result of the nomination of an initial candidate for Schering's further development in the second quarter of 2002.

         License fees, milestones and grants increased $130,000 and $645,000 in the three and nine month periods ended September 30, 2002, respectively. Revotar has been awarded research grants from the German government, and earned approximately $97,000 and $234,000 during the three and nine months ended September 30, 2002, respectively. In addition to the grant revenues received by Revotar, the increase in license fees, milestones and grants in the nine-months ended September 30, 2002 was primarily comprised of revenues related to the milestone payment received from Mitsubishi in May 2001, the milestone payment received from ICOS in July 2001, and the milestone payment received from Schering in June 2002. See Note 9 to the Consolidated Financial Statements.

         Total research and development expenses (including the Company's share of expenses incurred by the ICOS-TBC partnership) were $7,124,000 in the third quarter of 2002, an increase of $1,192,000 over the comparable amount in the third quarter of 2001. In the nine months ended September 30, 2002, total research and development expenses were $22,412,000, an increase of $4,651,000 compared with the nine months ended September 30, 2001. The increase is primarily due to costs of clinical trials which began to incur significant expenses early in year 2002 and were ongoing throughout the periods ended September 30, 2002. Trials ongoing during the first nine months of 2002 include a Phase II study of Argatroban in ischemic stroke, a Phase II study of Argatroban in patients undergoing PCI, and a Phase IIb/III trial of sitaxsentan for pulmonary hypertension, conducted by the ICOS-TBC partnership. All of these trials are now complete and the results are being analyzed.

         General and administrative expenses in the third quarter of 2002 were $2,041,000, an increase of $562,000 over the third quarter of 2001. In the comparable nine-month periods, general and administrative expenses increased $2,090,000. The increase during the 2002 periods is primarily comprised of additional selling and marketing support of Argatroban and increased costs at Revotar. Revotar began operation late in year 2000, however only minimal activity was conducted at Revotar until the second half of year 2001.

The nine-months ended September 30, 2002 also included the effect of costs associated with the retirement, recruiting and hiring of key personnel, including a non-cash charge in the first quarter of 2002 of approximately $182,000 in compensation expense primarily related to modifications to stock options of our retired CEO.

         Investment income declined to $556,000 in the third quarter of 2002, and to $1,936,000 in the nine months ended September 30, 2002, compared with $1,152,000 in the third quarter of 2001 and $4,250,000 in the nine months ended September 30, 2001. The decline is primarily due to a combination of lower prevailing interest rates during 2002 compared with 2001 and to reduced funds available for investment during the periods ended September 30, 2002.

         In the quarter ended September 30, 2002, we reported a net loss of $5,840,000, or $0.13 per share, basic and diluted. The comparable net loss in the quarter ended September 30, 2001 was $4,289,000, or $0.10 per share. The increased loss in the current quarter, compared to the quarter ended September 30, 2001, is primarily due to higher research and development costs, increased general and administrative expenses, and lower investment income, as discussed above.

         In the nine months ended September 30, 2002, we reported a net loss of $18,811,000, or $0.43 per share, as compared with a net loss of $11,337,000 or $0.26 per share in the nine months ended September 30, 2001. The increased loss during the current year period is due to higher research and development costs, increased general and administrative expenses, and lower investment income, as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

         We have financed our research and development activities and other operations primarily through public and private offerings of our common stock and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. We have not conducted any offerings in 2002, and have relied on our cash balances from prior offerings and our revenues to fund operations, with the result that our cash balance has decreased in 2002.

         Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $74,316,000 at September 30, 2002, compared with $95,427,000 at December 31, 2001. We used $19,481,000 in cash in operating activities during the nine months ended September 30, 2002, compared to cash used in operating activities of $10,387,000 during the nine months ended September 30, 2001. The increased use of cash in the current year period is due to higher operating expenses and reduced investment income, compared with the nine months ended September 30, 2001, as discussed above.

         Investing activities generated $28,105,000 during the nine months ended September 30, 2002, compared to a use of cash of $25,532,000 in the nine months ended September 30, 2001. In the nine months ended September 30, 2002, a decline in investments in marketable securities occurred as cash from matured investments was consumed in or set aside for our operating activities. In the nine months ended September 30, 2001, invested funds increased, primarily because of the investment of the proceeds received upon the exercise of public warrants in January 2001, discussed below.

         Financing activities generated $480,000 during the nine months ended September 30, 2002, from the exercise of stock options and the sale of stock at market price to the Company's new CEO, pursuant to his employment agreement. In the nine months ended September 30, 2001, we received proceeds of approximately $20,593,000 upon the exercise of public and non-public common stock purchase warrants, and approximately $52,000 from the exercise of stock options.

Material Commitments

         Our only material contractual commitments are comprised of a loan commitment to Revotar and office and laboratory facility leases. We and the minority shareholders of Revotar have committed to lend

Revotar, on an unsecured basis, approximately $4.5 million, of which our commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. Our portion of the loan is denominated in U.S. dollars at an interest rate of seven percent fixed for the first two years and resets to the greater of seven percent or U.S. prime plus two and one-half percent on April 1, 2004. In June 2002, approximately $700,000 was advanced to Revotar pursuant to the loan agreement, and an additional $500,000 was advanced in October 2002. Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. If they are not successful in obtaining such funding, Revotar will be unable to repay our loans. A likely result of additional financings would be to reduce our ownership percentage in Revotar.

         The Company had long-term obligations under our office and laboratory leases as follows (in thousands):

                                                     Less than          1-3             4-5           After 5
       Contractual Obligations         Total          1 year           years           years           years
       -----------------------      -----------     -----------     -----------     -----------     -----------
       Operating Leases             $     7,826     $     1,617     $     3,573     $     2,636              --
       Capital Leases                        31              10              21              --              --

Outlook for 2002

         We expect revenues in year 2002 to be in the range of $8.5 million to $11 million, including royalties on Argatroban sales, reimbursements from collaborative partners of research and development expenses, research reimbursements from ICOS-TBC for the development of endothelin antagonist products, and amortization of earned license fees and milestones. We expect net sales of Argatroban by GSK to be in the range of $22 million to $26 million. We believe investment income will be in the range of $1.8 million to $2.5 million, depending upon prevailing interest rates and invested balances.

         Expenses in year 2002 are expected to be between $41 million and $44 million. The expected increase over year 2001 expenses is primarily in the area of clinical development and reflects the Company's efforts to expand the use of Argatroban in ischemic stroke and PCI, demonstrate the safety and efficacy of sitaxsentan as a treatment of PAH, advance the development of TBC3711 and continue development work of TBC1269 as a treatment for asthma and other indications.

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

     Research and Development Programs               2002 R&D Expenditures
     ---------------------------------               ---------------------
     Argatroban                                               19%
     Endothelin Antagonist                                    32%
        (sitaxsentan and TBC3711)
     Selectin Antagonist (TBC1269)                             9%
     VCAM/VLA-4                                               12%
     Early Stage Research                                     28%
                                                     -----------
               Total                                         100%

Longer-Term Outlook

         We expect to continue to incur substantial expenditures related to the discovery, development and commercialization of small molecule drugs to treat significant unmet medical needs. For example:

         o We expect to incur significant expenses in conjunction with the ICOS-TBC partnership for endothelin antagonists associated with clinical trial costs for sitaxsentan and research and clinical trial costs for development of TBC1269 compounds and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:

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

         o expenses and risks associated with clinical trials to expand the use of Argatroban;

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

         Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through 2004. We anticipate that we may need to secure additional funds to continue the required levels of research and development to reach our current long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required. There can be no assurances that such funding will be available on acceptable terms. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the drug development process and the timing of regulatory approvals required to market these drugs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct. The ability to achieve our expectations is contingent upon a number of factors, which include, without limitation:

         o        market acceptance and commercial success of Argatroban;

         o expenses and risks associated with clinical trials to expand the use of Argatroban;

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

         We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. Accordingly, we included an unrealized gain of $64,000 and $208,000 in its comprehensive loss for the three and nine months ended September 30, 2002, respectively, and an unrealized gain of approximately $224,000 and an unrealized loss of approximately $220,000 for the three and nine-months ended September 30, 2001, respectively. We had an intercompany receivable from our German subsidiary at September 30, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. We have contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, we have not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective, providing management with material information relating to the Company that is required to be included in our reports filed or submitted under the Exchange Act on a timely basis. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Two reports on Form 8-K were filed during the quarter ended September 30, 2002. A Report on Form 8-K dated July 22, 2002 was filed providing an update on the sitaxsentan Phase IIb/III Pulmonary Arterial Hypertension Trial. A Report on Form 8-K dated August 9, 2002 was filed regarding the Company's results of operations during the three and six months ended June 30, 2002, and raised guidance on Argatroban sales.

EXHIBIT NO.      DESCRIPTION

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

                         TEXAS BIOTECHNOLOGY CORPORATION

                               SEPTEMBER 30, 2002

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November, 2002.



                                    TEXAS BIOTECHNOLOGY CORPORATION


                                    By: /s/  Bruce D. Given, M.D.
                                        ----------------------------------------
                                    Bruce D. Given, M.D.
                                    President and Chief Executive Officer




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

                                 CERTIFICATIONS

I, Bruce D. Given, M.D., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Texas Biotechnology Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                       By /s/ Bruce D. Given, M.D.
                                                --------------------------------
                                                Bruce D. Given, M.D.
                                                President and Chief Executive
                                                Officer

                                 CERTIFICATIONS

I, Stephen L. Mueller, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Texas Biotechnology Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                       By /s/ Stephen L. Mueller
                                                --------------------------------
                                                Stephen L. Mueller
                                                Vice President, Finance and
                                                Administration Secretary and
                                                Treasurer

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