Form 10-Q
period 2003-03-31
TEXAS BIOTECHNOLOGY CORP /DE/
filed 2003-05-15
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH
                31, 2003

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

Yes  [X]    No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, exclusive of treasury shares, as of the latest practicable date.

                  Class                         Outstanding at May 6, 2003
                  -----                         --------------------------

      common stock, $0.005 par value                    44,280,125

                         TEXAS BIOTECHNOLOGY CORPORATION

                                TABLE OF CONTENTS



                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                    1

           Consolidated Statements of Operations and Comprehensive Loss for the
           three months ended March 31, 2003 and 2002                                                2

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2003 and 2002                                                                   3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  17

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              26

           ITEM 4:   CONTROLS AND PROCEDURES                                                        26


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               27

           ITEM 2:  Changes in Securities and Use of Proceeds                                       27

           ITEM 3:  Defaults Upon Senior Securities                                                 27

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             27

           ITEM 5:  Other Information                                                               27

           ITEM 6:  Exhibits and Reports on Form 8-K                                                27

SIGNATURES                                                                                          28

CERTIFICATIONS                                                                                      29

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        ($ IN THOUSANDS, EXCEPT PER DATA)
                                   (UNAUDITED)

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       2003               2002
                                                                                    -----------       -----------
ASSETS
Current assets:
       Cash and cash equivalents                                                    $     27,030       $     21,228
       Short-term investments                                                             19,713             26,533
       Accounts receivable                                                                 1,139              1,098
       Other current receivables                                                             131                473
       Receivable from related party under collaborative arrangement                       1,248                393
       Prepaids                                                                            2,235              1,482
                                                                                    ------------       ------------
           Total current assets                                                           51,496             51,207

Long-term investments                                                                     13,105             20,244
Equipment and leasehold improvements, net                                                  5,454              5,579
Other assets                                                                                 736                762
                                                                                    ------------       ------------
           Total assets                                                             $     70,791       $     77,792
                                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                        $             812 $              950
       Accrued expenses                                                                    2,335              3,774
       Deferred revenue from related party                                                   591                591
       Deferred revenue from unrelated parties                                               927                927
       Payable to related party                                                            2,375              2,664
                                                                                    ------------       ------------
           Total current liabilities                                                       7,040              8,906

Deferred revenue from related party                                                        1,046              1,181
Deferred revenue from unrelated parties                                                    2,787              3,019
Minority interest in Revotar                                                               2,418              2,608

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share.  At March 31, 2003, and December 31, 2002, 5,000,000 shares authorized;
           none outstanding.                                                                  --                 --
       Common stock, par value $.005 per share.  At March 31, 2003
           75,000,000 shares authorized; 44,458,644 shares issued.
           At December 31, 2002, 75,000,000 shares authorized;
           44,015,364 shares issued.                                                         222                220
       Additional paid-in capital                                                        212,282            211,847
       Deferred compensation expense                                                        (319)              (223)
       Treasury stock, 213,000 shares at March 31, 2003, and
           December 31, 2002                                                              (1,602)            (1,602)
       Accumulated other comprehensive income                                                 62                  1
       Accumulated deficit                                                              (153,145)          (148,165)
                                                                                    ------------       ------------
           Total stockholders' equity                                                     57,500             62,078
           Total liabilities and stockholders' equity                          $          70,791 $           77,792
                                                                                    ============       ============

           See accompanying notes to consolidated financial statements

      TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE LOSS
           ($ in thousands, except per share data)
                         (unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                                 2003               2002
                                                              -----------         -----------
Revenues:
      Research agreements                                     $       742         $       913
      Collaborative research and development from
          ICOS-TBC, L.P.                                              664                 240
      Royalty income, net                                           1,148                 965
      License fees, milestones and grants                             662                 475
                                                              -----------         -----------
Total revenues                                                      3,216               2,593
                                                              ===========         ===========
Expenses:
      Research and development                                      4,219               5,190
      Equity in loss of ICOS-TBC, L.P.                              2,386               2,510
      General and administrative                                    2,154               2,667
                                                              -----------         -----------
          Total expenses                                            8,759              10,367
                                                              ===========         ===========
          Operating loss                                           (5,543)             (7,774)

Investment income, net                                                373                 767
                                                              -----------         -----------
          Loss before minority interest                            (5,170)             (7,007)

Minority interest in loss of Revotar                                  190                 257
                                                              -----------         -----------

      Net loss                                                     (4,980)             (6,750)

Other comprehensive gain (loss):
      Unrealized gain (loss) on foreign currency translation           61                 (61)
                                                              -----------         -----------
          Comprehensive loss                                  $    (4,919)        $    (6,811)
                                                              ===========         ===========
Net loss per common share-
      basic and diluted                                       $     (0.11)        $     (0.15)
                                                              ===========         ===========
Weighted average common shares used to compute
      basic and diluted net loss per share                     43,945,274          43,613,146
                                                              ===========         ===========


           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ($ in thousands, except per share data)
                                   (unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                        2003                     2002
                                                                                     -----------              -----------
Cash flows from operating activities:
   Net loss                                                                          $    (4,980)             $    (6,750)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                                      263                      270
          Equity in loss of ICOS-TBC, L.P.                                                 2,386                    2,510
          Minority interest in loss of Revotar                                              (190)                    (257)
          Expenses paid with stock                                                           325                      230
          Compensation expense related to stock options                                       16                      182
         Amortization of premium/discount on investments                                      32                       66
    Change in operating assets and liabilities:
         Decrease in interest receivable included in short-term
            and long-term investments                                                        186                      278
         Increase in accounts receivable                                                     (40)                    (288)
         Increase in prepaids                                                               (753)                    (872)
         Decrease in other current receivables                                               384                      284
         (Increase ) decrease in receivable from related party under
            collaborative arrangement                                                       (861)                     479
         Decrease in current liabilities                                                  (1,601)                  (1,011)
         Decrease in liability to related party                                           (2,675)                  (2,172)
         Decrease in deferred revenue from unrelated parties                                (232)                    (187)
         Decrease in deferred revenue from related party                                    (136)                    (288)
                                                                                     -----------              -----------
    Net cash used in operating activities                                                 (7,876)                  (7,526)
                                                                                     -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                         (56)                  (1,245)
   Purchases of investments                                                               (8,307)                 (32,888)
   Maturity of investments                                                                22,048                   57,769
                                                                                     -----------              -----------
    Net cash provided by investing activities                                             13,685                   23,636
                                                                                     -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                                     -                      157
                                                                                     -----------              -----------
    Net cash provided by financing activities                                                  -                      157

Effect of exchange rate changes on cash                                                       (7)                     (45)
                                                                                     -----------              -----------
    Net increase in cash and cash equivalents                                              5,802                   16,222

Cash and cash equivalents at beginning of period                                          21,228                   10,086
                                                                                     -----------              -----------
Cash and cash equivalents at end of period                                           $    27,030              $    26,308
                                                                                     ===========              ===========
Supplemental schedule of noncash financing activities:
   deferred compensation expense                                                     $       162              $       300
                                                                                     ===========              ===========
   issuance of Common Stock for expenses                                             $       325              $       230
                                                                                     ===========              ===========


           See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2003 (UNAUDITED)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Texas Biotechnology Corporation, a Delaware corporation, and its subsidiaries (collectively referred to as the "Company" or "TBC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2003.

(2)    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (a) Organization

           The Company is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, TBC, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. TBC and ICOS were both 50% owners in ICOS-TBC until April 22, 2003, at which time the Company purchased ICOS's share of ICOS-TBC and changed the name of ICOS-TBC to Encysive, L.P. ("Encysive"). The acquisition of ICOS's ownership interest in ICOS-TBC is referred to herein as the "Acquisition". See Note 14. During the third quarter of 2000, TBC formed Revotar Biopharmaceuticals AG ("Revotar"), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize TBC's selectin antagonists. The Company retained an approximately 55% interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product for which it receives royalty income, Argatroban, began during November 2000.

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

                                               March 31, 2003         December 31, 2002
                                               --------------         -----------------
Cash and cash equivalents:
   Demand and money market accounts            $        5,145           $          609
   Corporate commercial paper                          21,885                   20,619
                                               --------------           --------------
Total cash and cash equivalents                $       27,030                   21,228
                                               ==============           ==============
Short-term investments:
   U.S. Government agency securities           $        5,000           $        3,999
   Corporate commercial paper and
  loan participations                                  14,569                   22,333
   Accrued interest on above                              144                      201
                                               --------------           --------------
Total short-term investments                   $       19,713           $       26,533
                                               ==============           ==============
Long-term investments:
   U.S. Government agency securities           $        5,000           $       12,000
   Corporate commercial paper and
  loan participations                                   8,013                    7,990
   Accrued interest on above                               92                      254
                                               --------------           --------------
Total long-term investments                    $       13,105           $       20,244
                                               ==============           ==============

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

(e)      Investment in ICOS - TBC  (Encysive)

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

           ICOS-TBC paid a license fee and a milestone payment to the Company in 2000 and 2001, respectively. Because the Company has continuing obligations to ICOS-TBC, the Company deferred these amounts and is amortizing them into revenue over the estimated developmental period of the underlying technology. Approximately $1,637,000 in remaining deferred license fee and milestone income received from ICOS-TBC at the date of the Acquisition will be recognized as an offset to the purchase price paid to ICOS. Subsequent to the Acquisition, the Company's consolidated financial statements will include the accounts of ICOS-TBC. See Note 14.

       (f) Research and Development Costs

           All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits charged to research and development in the three-month periods ended March 31, 2003 and 2002 were approximately $2,586,000 and $2,373,000, respectively. Payments related to the acquisition of in-process research and development, if any, are expensed as incurred.

       (g) Net Loss Per Common Share

           Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2003 and 2002, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,945,274 and 43,613,146 shares, respectively. Securities convertible into Common Stock, comprised of stock options and warrants totaling 5,637,230 and 5,485,252 shares at March 31, 2003 and 2002, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

       (h) Revenue Recognition

           Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements which are still in the development stage and for which the Company continues to have obligations under the agreement. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company's intellectual property are similarly deferred, and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods, and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

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

       (k) Intangible Assets

           Intangible assets, included in other assets, consisting of amounts paid for products approved by the United States Food and Drug Administration ("FDA"), are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for each of the three-month periods ended March 31, 2003 and 2002 was $27,000. Amortization of intangible assets is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

       (l) Treasury Stock

           Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately seven percent, of the Company's outstanding Common Stock over an 18 month period. Pursuant to the stock repurchase program, the Company had repurchased 213,000 shares for $1,602,000 during the year ended December 31, 2001. No shares were repurchased in the three-month periods ended March 31, 2003 and 2002.

       (m) Stock Based Compensation

           At March 31, 2003, the Company has six stock-based compensation plans for employees and non-employee directors, which are described more fully in Note 4. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Net loss in the three- months ended March 31, 2003 and 2002 included stock-based compensation expense as a result of modifications made to certain options previously issued to retiring employees, and resulting from the grant of shares of restricted stock to certain employees. No other stock-based employee compensation expenses is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation ($ in thousands, except for per share data).

                                                                       Three Months Ended March 31,
                                                                  ---------------------------------------
                                                                     2003                       2002
                                                                  ------------              -------------
           Net loss, as reported                                  $     (4,980)             $      (6,750)
           Add: Stock-based employee
                  compensation expense
                  included in reported
                  net loss                                                  66                        181
           Deduct: Total stock-based employee
                  compensation expense determined
                  under fair value method for all
                  awards                                                (1,162)                      (866)
                                                                  ------------              -------------
           Pro forma net loss                                     $     (6,076)             $      (7,435)
                                                                  ============              =============
           Loss per share:
                 As reported: basic and diluted                   $      (0.11)             $       (0.15)
                 Pro forma: basic and diluted                     $      (0.14)             $       (0.17)

           The per-share weighted average fair value of stock options granted during the three-month periods ended March 31, 2003 and 2002 was $0.52 and $3.53, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                              Three Months Ended March 31,
                                              -----------------------------
                                                  2003             2002
                                              ------------     ------------
           Expected dividend yield                0.0%             0.0%
           Risk-free interest rate                2.5%             2.8%
           Expected volatility                   71.9%            74.3%
           Expected life in years                 4.24             4.53

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

       (p) New Accounting Pronouncements

            In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13 and Technical Corrections," (SFAS145). SFAS145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS145 was effective for the Company in January 2003. The Company's adoption of SFAS145 did not have a significant impact on its financial condition or results of operations.

            In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," (SFAS146) which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS146 was effective for the Company in January 2003. The Company's adoption of SFAS146 did not have a significant impact on its financial condition or results of operations.

            In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. When the Company adopts the provisions of FIN No. 46 in the third quarter of 2003 for existing entities its investment in Encysive, L.P. will be consolidated.


            In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. The Company will adopt this statement in the third quarter of 2003 and is currently evaluating the provisions of this statement to determine its impact on the financial statements.

       (q) Reclassifications

           Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2003 presentation with no effect on net loss or stockholders' equity previously reported.

(3)    CAPITAL STOCK

       The Company has reserved Common Stock for issuance as of March 31, 2003 as follows:

            Stock option plans.......................              7,321,346
            Warrants outstanding.....................                246,586
                                                                 -----------
                 Total shares reserved...............              7,567,932
                                                                 ===========

     The Company's only warrants outstanding at March 31, 2003 include 142,858 warrants issued to Genentech in 1997, and 103,728 warrants granted in 1999 in connection with non-employee services.

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

           If a person or group acquires a 15% or larger position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase fractional shares of Preferred Stock having twice the value of the $55.00 exercise price, with each fractional Preferred Share valued at the market price of the Common Stock. Also, if following an acquisition of 15% or more of the Company's Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase Common Stock of the acquiring company having a value of twice the $55.00 exercise price. The effect will be to entitle the Company's shareholders to buy stock in the acquiring company at 50% of its market price.

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

       A summary of stock options as of March 31, 2003, follows:

                               EXERCISE PRICE                              EXERCISED/                 AVAILABLE
    STOCK OPTION PLANS           PER SHARE       AUTHORIZED    OUTSTANDING    OTHER      EXERCISABLE  FOR GRANT
    ------------------           ---------       ----------    -----------    -----      -----------  ---------
1990 Plan.................     $ 1.38-$21.59       285,715         88,348     197,367        88,348          ---
1992 Plan.................     $ 1.41-$21.59     1,700,000        683,140   1,016,860       680,307          ---
Director Plan.............     $3.50-$  4.54        71,429         28,527      42,902        28,527          ---
1995 Plan.................     $ 0.93-$21.59     2,000,000      1,595,461     395,133     1,485,265        9,406
1995 Director Plan (1)....     $ 1.38-$11.31       800,000        386,596      65,033       324,096      348,371
1999 Plan  (2)............     $ 0.93-$20.13     4,750,000      2,608,572     568,504     1,137,013    1,572,924
                                                ----------      ---------    --------     ---------   ----------
       TOTALS.............                       9,607,144      5,390,644   2,285,799     3,743,556    1,930,701
                                                ==========    ===========   =========     =========   ==========

(1) Includes 300,000 authorized shares which are subject to approval of stockholders at the 2003 Annual Meeting, to be held May 16, 2003.
(2) Includes 1,750,000 authorized shares and 132,752 outstanding but not exercisable options which were issued subject to approval of stockholders at the 2003 Annual Meeting, to be held May 16, 2003.

         Pursuant to provisions contained within his employment agreement, in March 2002 the Company's new chief executive officer purchased 5,000 shares at market price and was awarded 50,000 shares of the Company's Common Stock out of the 1999 Plan. The awarded shares will vest after completion of three years' service to the Company. The Company recorded deferred compensation expense of $309,000, which is being recognized over the vesting period. General and administrative expenses in the three-month periods ended March 31, 2003 and 2002 included $26,000 and $9,000, respectively, related to this grant.

         In January 2003, the Company issued 105,250 shares of restricted Common Stock to non-officer employees remaining after the restructuring. The shares will vest after completion of one year of service to the Company. The Company recorded deferred compensation expense of $162,000, which will be recognized over the vesting period. Research and Development expenses and General and Administrative expenses during the three months ended March 31, 2003 included $35,000 and $5,000, respectively related to these grants.

         In conjunction with the retirement of the Company's former chief executive officer, the Company modified provisions regarding vesting and time to exercise of certain stock options of the officer and recorded compensation expense of approximately $173,000, which was included in general and administrative expenses, during the three months ended March 31, 2002.

(5)      INCOME TAXES

       The Company did not incur tax expense during the three-month period ended March 31, 2003, due to operating losses and the related increase in the valuation allowance.

       The reconciliation of income taxes at the statutory rate of 35% applied to loss before taxes for the three months ended March 31, 2003 and 2002 is as follows ($ in thousands):

                                                                2003               2002
                                                                ----               ----
    Computed "expected" tax benefit                         $    (1,743)        $    (2,362)
    Effect of:
         Permanent differences                                       34                 178
         Increase in valuation allowance                          1,709               2,184
                                                            -----------         -----------
    Tax benefit                                             $        --         $        --
                                                            ===========         ===========


       The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2003 and December 31, 2002 are as follows ($ in thousands):

                                                           MARCH 31, 2003     DECEMBER 31, 2002
                                                           --------------     -----------------
         Loss carryforwards                                 $    44,475         $     41,946
         Start-up costs                                           7,315                8,001
         Property, plant and equipment                              (87)                 (71)
         Deferred revenue                                         1,920                2,053
         Other                                                    1,062                1,047
                                                            -----------         ------------
              Gross deferred tax assets                          54,685               52,976
              Valuation allowance                               (54,685)             (52,976)
                                                            -----------         ------------
              Net deferred tax assets                       $        --         $         --
                                                            ===========         ============


       The Company has established a valuation allowance for the full amount of these deferred tax assets, as management believes that it is more likely than not that the Company will not recover these assets. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2005 through 2023.

(6)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following ($ in thousands):

                                                           MARCH 31, 2003     DECEMBER 31, 2002
                                                           --------------     -----------------
       Laboratory and office equipment                      $    10,803         $     10,667
       Leasehold improvements                                     4,311                4,311
                                                            -----------         ------------
                                                                 15,114               14,978
       Less accumulated depreciation and amortization             9,660                9,399
                                                            -----------         ------------
                                                            $     5,454         $      5,579
                                                            ===========         ============

(7)    ENTITY-WIDE GEOGRAPHIC DATA

       The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations ($ in thousands):


                                   MARCH 31, 2003         DECEMBER 31, 2002
                                   --------------         -----------------
Long-lived assets:
   United States                     $    4,749              $     4,884
   Germany                                1,441                    1,457
                                     ----------              -----------
      Total                          $    6,190              $     6,341
                                     ==========              ===========



                                             THREE MONTHS ENDED
                                   MARCH 31, 2003         DECEMBER 31, 2002
                                   --------------         -----------------
Revenues:
   United States                     $    2,933              $     2,593
   Germany                                  283                       --
                                     ----------              -----------
      Total                          $    3,216              $     2,593
                                     ==========              ===========

(8)    RESEARCH AGREEMENTS

       Under the terms of the Company's agreement with ICOS-TBC, prior to the Acquisition, the Company provided, and was reimbursed for, research and development activities conducted on behalf of ICOS-TBC. See Note 9, License Agreements, and Note 14, Subsequent Event.

       The Company also receives reimbursement for certain research costs pursuant to its agreements with Schering-Plough (Note 9), Revotar (Note 10) and GlaxoSmithKline ("GSK") (Note 11).

(9)    LICENSE AGREEMENTS

       Mitsubishi Pharma Agreement

           TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010, a patent on the manufacturing process to produce Argatroban that expires in 2010, and a patent for the use of Argatroban as a fibrinolysis-enhancing agent which expires in 2009. The Mitsubishi composition of matter patent on Argatroban has expired. During 2000, the Company signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which is being recognized in revenues over the expected development period, and accordingly, revenues in the three-month periods ended March 31, 2003 and 2002 include approximately $95,000 related to such milestone payment. In light of a lack of a positive overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program.

           In exchange for the license from Genentech, Inc, (the "Former Licensor") of its Argatroban technology, TBC issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the FDA for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with heparin-induced thrombocytopenia ("HIT"). The value of $965,970 was recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in the three-month periods ended March 31, 2003 and 2002 was approximately $26,000. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. TBC has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

       ICOS Corporation Partnership

           On June 6, 2000, ICOS and the Company entered into the ICOS-TBC limited partnership agreement. The partnership seeks to develop and globally commercialize ET(A) receptor antagonists. As a result of the Company's contribution of technology, ICOS-TBC paid a license fee to the Company in June 2000. The license fee is being amortized over the estimated development period of the licensed technology, and the Company recognized approximately $62,000 and $121,000 of it as revenue during the three-month periods ended March 31, 2003 and 2002, respectively.

           Pursuant to the terms of the limited partnership agreement, ICOS-TBC was initially capitalized by a cash contribution from ICOS and the Company's contribution of intellectual property associated with sitaxsentan sodium. The intellectual property contributed by the Company to ICOS-TBC had no basis for financial reporting purposes and, accordingly, the Company assigned no value to the transfer of technology.

           In July 2001, the Company earned a milestone as a result of the achievement of an objective defined in the partnership agreement. The Company is recognizing the revenue associated with the milestone over the expected development period, and revenues included approximately $86,000 and $167,000 in the three-month periods ended March 31, 2003 and 2002, respectively.

           During the three-month periods ended March 31, 2003 and 2002, the Company recognized a loss of approximately $2,386,000 and $2,510,000, respectively, representing the Company's proportionate share of the losses of ICOS-TBC.

           Approximately $1,637,000 in remaining deferred license fee and milestone income received from ICOS at the date of the Acquisition will be recognized as an offset to the purchase price paid to ICOS. See Note
       14. Subsequent to the Acquisition, the Company's consolidated financial statements will include the accounts of ICOS-TBC.

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

           Under the terms of the agreement, Schering obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. This upfront license fee is being amortized into revenue over the expected development period. License fees, milestones and grants in the three-month periods ended March 31, 2003 and 2002 included approximately $92,000, related to this upfront license fee.

           In June 2002, the Company achieved a milestone under the agreement with Schering as a result of the nomination of an initial candidate for Schering's further development. This milestone payment will be recognized into revenue over the expected development period. License fees, milestones and grants for the three-month period ended March 31, 2003 included approximately $45,000 related to this milestone payment. Total payments to TBC under the terms of the agreement, excluding royalties, could reach $87.0 million. Additionally, in June 2002, Schering and the Company agreed to extend Schering's support of the research collaboration to a third year, through June 30, 2003.

(10)   FOREIGN SUBSIDIARY

       During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The minority interest in Revotar at March 31, 2003 and December 31, 2002, was $2,418,000 and $2,608,000, respectively. The Company's consolidated net loss for the three-month periods ended March 31, 2003 and 2002 was reduced by $190,000 and $257,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses.

       Revotar has been awarded research grants from the German government, and earned approximately $283,000 during the three-months ended March 31, 2003, which is included in license fees, milestones and grants.

       The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate will be reset to the U.S. prime rate plus 2.5 % if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced approximately $2,237,000 to Revotar as of March 31, 2003. Revotar's management has informed the Company that they anticipate that Revotar will borrow the remaining commitment of approximately $1.1 million from the Company in the fourth quarter of 2003. The loan is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment.

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

       At present, Mitsubishi is the only manufacturer of Argatroban and has entered into the Mitsubishi Supply Agreement with GSK to supply Argatroban in bulk in order to meet GSK and TBC's needs under the GSK Agreement. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology to GSK. If GSK cannot commence manufacturing of Argatroban or alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

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

(12)   401(K) PLAN

       The Company has a 401(k) plan under which all employees with three months of service are eligible to participate and may contribute up to 60 % of their compensation, with a maximum contribution of $12,000 per employee in 2003. Under the terms of the Economic Growth and Tax Relief Reconciliation Act, employees aged 50 or older may contribute an additional $2,000 to the 401(k) Plan in 2003, such additional contribution would be eligible for employer matching. The Company provides a matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries. Charges to operating expense for employer match during the three-month periods ended March 31, 2003 and 2002 were approximately $46,000 and $50,000, respectively.

(13)   COMMITMENTS AND CONTINGENCIES

       (a) Foreign Currency Exchange Risk

           The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

           The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included an unrealized gain of $60,000 and unrealized loss of $61,000, respectively, in its comprehensive loss for the three-month periods ended March 31, 2003 and 2002. The Company had an intercompany receivable from its German subsidiary at March 31, 2003 and December 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. Revotar's management has informed the Company that they anticipate that Revotar will borrow the remaining commitment of approximately $1.1 million from the Company in the fourth quarter of 2003. The loan is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially.

       (b) Other Contingencies

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

(14)   SUBSEQUENT EVENT

         On April 22, 2003, the Company and ICOS executed a purchase and sale agreement (the "Agreement") pursuant to which the Company purchased the partnership interest of ICOS and its subsidiaries in ICOS-TBC. Under the Agreement, the Company agreed to pay to ICOS a purchase price of $10,000,000, of which $4,000,000 was paid on April 22, 2003. The remaining $6,000,000 is subject to a secured promissory note (the "Note") which requires a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the Note shall accrue interest at a rate which approximates the three-month London interbank offering rate for U.S. Dollars (LIBOR) plus 1.5%. The interest rate was established on April 22, 2003 at approximately 2.82% and will be adjusted on the first business day of each April, July, October and January thereafter (the LIBOR Adjustment Dates). Interest is payable on or before the tenth day after each LIBOR Adjustment Date. The Company's obligations under the Note are secured with an irrevocable standby letter of credit, for which the Company has pledged marketable securities with a value of approximately $7,000,000.

         Approximately $1,637,000 in remaining deferred license fee and milestone income received from ICOS at the date of the Acquisition will be recorded as a reduction in the acquisition cost recorded by the Company, resulting in a charge to operating expenses of approximately $8,363,000 in the second quarter of 2003.

         Following the Acquisition, the Company has changed the name of ICOS-TBC to Encysive, L.P. The Company's consolidated financial statements will include the accounts of Encysive, L.P..

 ITEM 2.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002


                                    OVERVIEW

       The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, and our condensed consolidated financial statements and the related notes to the financial statements included in this Quarterly Report on Form 10-Q.

       Since our inception in 1989, we have primarily devoted our resources to funding drug discovery, research and development. We are a biopharmaceutical company focused on the discovery, development and commercialization of novel, synthetic, small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. We believe that synthetic, small molecule therapeutics have several advantages over protein and peptide based large molecules. Small molecules generally are not immunogenic, can typically be protected with composition-of-matter patents and can be produced by conventional lower cost pharmaceutical manufacturing methods. Our research and development programs are focused on inhibitors (also referred to as antagonists or blockers) that can interrupt certain disease processes. Our programs seek to address unmet medical needs in cardiovascular diseases, thrombocytopenia, pulmonary arterial hypertension, heart failure and inflammatory diseases such as asthma.

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

       In June 2000, we established ICOS-TBC, a 50/50-owned limited partnership with ICOS Corporation ("ICOS"), to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711. In January 2003, ICOS announced that they had reached a conclusion that joint development of the endothelin receptor antagonist program should not continue, and in April 2003, we purchased the partnership interest of ICOS in ICOS-TBC for a purchase price of $10 million. Following the Acquisition, as discussed below, we intend to continue the development of the endothelin receptor antagonist program. Our strategy for managing our capital requirements includes seeking to license rights to sitaxsentan for select markets, while preferably retaining North American rights.

                       APPROVED DRUGS IN COMMERCIAL MARKET

ARGATROBAN

       Argatroban was approved by the FDA in 2000, is indicated for prophylaxis or treatment of thrombosis in patients with heparin-induced thrombocytopenia ("HIT") and for use in HIT patients undergoing percutaneous coronary intervention ("PCI".) Argatroban was approved in Canada in 2002 for use as anticoagulant therapy in patients with heparin-induced thrombocytopenia syndrome. During 2002, we completed initial studies to evaluate the use of Argatroban in hemodialysis patients and in PCI. The drug is being marketed in the U.S. and Canada by GlaxoSmithKline, plc ("GSK") and has been on the market in the U.S. and Canada since November 2000 and June 2002, respectively. GSK is our development, manufacturing and marketing partner for Argatroban.

         GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We recently received a formal Written Request from FDA to conduct a study with Argatroban in pediatric patients. Upon completion of this study, we will be eligible for an additional 6 months of market exclusivity. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires in 2010. We will also be submitting a process patent, that would expire in 2019, to the FDA for inclusion in the FDA Orange Book of Approved Drug Products. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents. The composition of matter patent on Argatroban has expired. The Company has access to other patents held by Mitsubishi, however, these are not being utilized currently.

                        RESEARCH AND DEVELOPMENT PROGRAMS

       Presently, we have four major product development programs.

Endothelin Antagonist Program. We are developing sitaxsentan, an endothelin(A) receptor antagonist, or ET(A), for the treatment of pulmonary arterial hypertension. During June 2000, we formed a partnership, ICOS-TBC, with ICOS Corporation to develop and commercialize ET(A) receptor antagonists. During 2002, ICOS-TBC successfully completed a Phase IIb/III pivotal clinical trial in pulmonary arterial hypertension with sitaxsentan. TBC3711, a second generation ET(A), has previously completed Phase I clinical trials and may be developed for cardiovascular or other diseases. Following the Acquisition, discussed above, we intend to initiate a final pivotal study in PAH during the second quarter of 2003, to include 50 and 100 mg oral doses of sitaxsentan, placebo and bosentan.

Thrombosis. During 2002, we completed a Phase II human clinical trial for Argatroban as a mono-therapy treatment for acute ischemic stroke. The clinical trial met the primary endpoint based on safety and showed positive results in the secondary safety endpoint. In light of a lack of a positive overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase II program. Currently, Argatroban is being evaluated in a clinical trial in combination with recombinant tissue Plasminogen Activator (rt-PA) as a new approach to the treatment of acute ischemic stroke by an investigator at the University of Texas Medical School at Houston.

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

Partnership Accounting

       From its inception in June 2000 through December 31, 2002, we and ICOS shared equally in the costs of ICOS-TBC. In January 2003, however, ICOS informed us that they had reached the conclusion that joint development of the endothelin receptor antagonist program through ICOS-TBC should not continue. As a result, since January 2003 we have agreed to be responsible for 100% of the costs of ICOS-TBC. Following the Acquisition, we have increased our ownership and potential commercial benefit of the endothelin receptor antagonist program from 50% to 100%.

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

       From its inception in June 2000 through March 31, 2003, we have accounted for our investment in ICOS-TBC under the equity method. As a result of the Acquisition, in the future we will include the accounts of Encysive, L.P. in our consolidated financial statements. A result of the consolidation of Encysive, L.P. with our financial statements is that the revenue item, "Collaborative research and development from ICOS-TBC, L.P." and the expense item, "Equity in loss of ICOS-TBC, L.P." will be eliminated. The operating expenses of Encysive will be included in our operating expenses.

       Remaining deferred revenue, comprised of the portion of the license fee and milestone payment received from ICOS that has not been recognized as revenue totaled $1,637,000 at March 31, 2003. The recognition of this amount upon the Acquisition will offset the effect of the $10,000,000 purchase price paid to ICOS and result in a net charge of approximately $8,363,000 in the second quarter of 2003.

Stock Options

       We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25") in accounting for our stock option plans and apply FASB Statement No. 123, "Accounting for Stock-Based Compensation", and related interpretations ("FAS 123") in reporting for our stock option plans. APB 25 utilizes the "intrinsic value" of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the "measurement date" which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our Common Stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the "fair value" of the option as defined by FAS 123, utilizing the Black-Scholes option pricing model. We recorded compensation expense for the "fair value" of options granted to non-employees.

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

       We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We may initiate certain commercial activities in the future, which could contribute to future operating losses. We have sustained net losses of approximately $153.1 million from the date of our inception to March 31, 2003. We have primarily financed our operations to date through a series of private placement and public offerings of our Common Stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in
Item 1 "Business" of our Annual Report on Form 10-K for the year ended December 31, 2002.

                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

         Revenues increased $623,000, or approximately 24.0% in the three months ended March 31, 2003, compared with the three months ended March 31, 2002. The increase was comprised of increased collaborative research and development revenues from ICOS-TBC, increased royalty income and increased license fees, milestones and grants. Research agreement revenues, however, declined $177,000 or approximately 19%. During the prior year quarter, we, along with GSK, were conducting clinical trials for additional uses of Argatroban and those trials completed during 2002.

          Collaborative research and development from ICOS-TBC, L.P. in the quarter ended March 31, 2003 increased $424,000, or approximately 177% compared with the quarter ended March 31, 2002. Beginning January 1, 2003, a significantly higher percentage of the development activity was performed by our employees than in previous periods.

         Royalty income from the sales of Argatroban increased $183,000, or approximately 19% as a result of increased sales by GSK. During 2002, GSK created a hospital based sales force and initiated programs to increase its sales efforts on Argatroban in the U.S. and Canada that we believe could have a positive effect on our royalties from GSK.

         License fees, milestones and grants increased $187,000, or approximately 39%, primarily due to the receipt of German government grants by Revotar during the quarter ended March 31, 2003.

         Research and development expense decreased $971,000, or approximately 19% in the three months ended March 31, 2003, compared with the three months ended March 31, 2002. The decrease is primarily due to a reduction in clinical trials expenses of $1,092,000 as we were conducting several trials, primarily ARGIS-I for Argatroban in stroke, during the prior year quarter. During the quarter ended March 31, 2003, research and development expense includes a restructuring charge, primarily comprised of severance benefits paid to terminated employees, of $503,000. In January 2003, we announced a reduction of headcount, primarily in the areas of basic exploratory biology, early stage target identification and support functions. As a result of the headcount reduction, our ongoing employee costs for research and development declined $392,000 in the three months ended March 31, 2003, compared with the three months ended March 31, 2002.

         Equity in loss of ICOS-TBC, L.P. declined $124,000, or approximately 5%, in the three months ended March 31, 2003, compared with the three months ended March 31, 2002. Our equity in loss for the three months ended March 31, 2002 is comprised of 50% of the loss of ICOS-TBC, which totaled $5,020,000. Our equity in loss for the three months ended March 31, 2003 is comprised of 100% of the loss of ICOS-TBC. The expenses of ICOS-TBC declined in the current year primarily in clinical trial costs, as the STRIDE trial was in progress during the prior year period.

         General and administrative expenses declined $513,000, or approximately 19% in the three months ended March 31, 2003, compared with the three months ended March 31, 2002. The prior year period included stock compensation expenses of $182,000, primarily resulting from modifications to stock options issued to our retiring CEO. General and administrative expenses in 2003 include $53,000 in costs related to the January 2003 restructuring. The remaining decrease in general and administrative expenses is primarily due to reduced travel and other employee related costs. In 2003 we intend to continue with strict cost control measures to minimize cash spent on administrative activities.

         Total operating expenses declined $1,608,000, or approximately 16% in the three months ended March 31, 2003, compared with the three months ended March 31, 2002. Operating expenses in the three months ended March 31, 2003 include a charge of $556,000 resulting from the restructuring of our research activities in January 2003. Operating expenses in the three months ended March 31, 2002 include stock compensation expenses of $182,000, primarily resulting from modifications to stock options issued to our retiring CEO. After taking these charges into consideration, other operating expenses declined $1,958,000, or approximately 19% in the current quarter, compared to the comparable prior year quarter. As discussed above, the decline is primarily due to reduced clinical trials costs and reduced headcount during the current year quarter.

         Operating loss declined $2,231,000, or approximately 29%, in the three months ended March 31, 2003, compared with the three months ended March 31, 2002, due to higher revenues and reduced operating expenses in the current year period.

         Investment income declined $394,000, or approximately 51% in the three months ended March 31, 2003, compared with the three months ended March 31, 2002 due to lower levels of funds available for investment in the current quarter.

         The minority interest in the loss of Revotar in the three months ended March 31, 2003 declined $67,000, or approximately 26% compared to the three months ended March 31, 2002, reflecting reduced expenses, primarily clinical trials costs, at Revotar in the current year quarter.

         Net loss in the three months ended March 31, 2003 declined $1,770,000, or approximately 26% compared with the three months ended March 31, 2002. The decreased net loss in the current quarter is due to higher revenues and lower operating expenses in the current quarter, partially offset by reduced investment income in the current quarter, all as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

         We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. We have not conducted any offerings in 2003, and have relied on our cash balances from prior offerings and our revenues to fund operations, with the result that our cash balance has decreased in 2003.

       Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $59,848,000 at March 31, 2003, compared with $68,005,000 at December 31, 2002. We used $7,876,000 in cash in operating activities during the three months ended March 31, 2003, compared to cash used in operating activities of $7,526,000 during the three months ended March 31, 2002. The increased use of cash in the current year period is primarily due to the effect of changing our relationship with ICOS in January 2003, after which we became responsible for 100% of the costs of Encysive, L.P. As a result of the Acquisition, as discussed in Note 14 to the Financial Statements included herein, we have made a payment to ICOS of $4 million on April 22, 2003 and agreed to pay $4 million in April 2004 and $2 million in October 2004. The Note is secured with an irrevocable standby letter of credit for which we have pledged marketable securities with a value of approximately $7,000,000. Pledged securities will be returned to us by the bank as payments are made on the Note.

       Investing activities generated $13,685,000 during the three months ended March 31, 2003, compared to $23,636,000 in the three months ended March 31, 2002. Purchases of equipment and leasehold improvements declined $1,189,000 in the current quarter, as a result of programs implemented by management to conserve cash. Other than expenditures for purchases of equipment and leasehold improvements, investing activities consist of purchases of, and maturities of investments. During the quarter ended March 31, 2002, the net cash provided from investing activities was primarily used to fund an increase of cash and cash equivalents in that quarter of $16,222,000. In the current quarter, cash and cash equivalents increased $5,802,000, which was primarily funded from investing activities.

       Cash flows from financing activities in the quarter ended March 31, 2002 of $157,000 reflected proceeds from the sale of Common Stock and option exercises. There was no financing activity in the quarter ended March 31, 2003.

Material Commitments

       As a result of the Acquisition, as discussed in Note 14 to the Financial Statements included herein, we have made a payment to ICOS of $4 million on April 22, 2003 and agreed to pay $4 million in April 2004 and $2 million in October 2004. The Note is secured with an irrevocable standby letter of credit for which we have pledged marketable securities with a value of approximately $7,000,000. Pledged securities will be returned to us by the bank as payments are made on the Note.

       Our only other material contractual commitments are comprised of a loan commitment to Revotar and office and laboratory facility leases. We and the minority shareholders of Revotar have committed to lend Revotar, on an unsecured basis, approximately $4.5 million, of which our commitment is approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. Our portion of the loan is denominated in U.S. dollars at an interest rate of seven percent fixed for the first two years and resets to the greater of seven percent or U.S. prime plus two and one-half percent on April 1, 2004. As of March 31, 2003, we have advanced $2,237,000 to Revotar under our loan commitment. Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. If they are not successful, Revotar will be unable to repay our loans. A likely result of additional financings would be to reduce our ownership percentage in Revotar.

       The Company had long-term obligations under our office and laboratory leases as follows (in thousands):

                                              Less than       1-3       4-5     After 5
           Contractual Obligations  Total      1 year        years     years     years
           -----------------------  ------     ------        -----     -----     -----
           Operating Leases        $ 4,873    $ 1,616      $ 3,126    $  131        --

Outlook for 2003

     In connection with the Acquisition, we have announced new guidance for 2003 as follows:

     Net sales of Argatroban by GSK..................$30.0 to $35.0 million
     Revenues........................................$10.0 to $11.5 million
     Expenses (1)....................................$50.0 to $53.0 million
     Investment income...............................$0.8 to $1.0 million
     Estimated net loss..............................$39.0 to $42.0 million
     Cash and Investments at Year-End 2003...........$30.0 to $32 million

     (1).Expenses net of minority interest in Revotar and include a charge of $8.4 million related to the Acquisition.

       For a number of reasons discussed elsewhere in this Form 10-Q, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See "Additional Risk Factors" in Item 1, "Business" of our annual report on Form 10-K for the year ended December 31, 2002, and "Longer-Term Outlook", below.

Longer-Term Outlook

       We expect to continue to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase in subsequent years because:

         o We expect to incur significant expenses in conjunction with additional clinical trial costs for sitaxsentan and research and clinical trial costs for development of bimosiamose compounds and expect to begin to incur cost for clinical trials related to additional compounds. These costs include:

             - hiring personnel to direct and carry out all operations related to clinical trials;

             -   hospital and procedural costs;

             -   services of contract research organizations; and

             - purchasing and formulating large quantities of the compound to be used in such trials.

         o There will be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications.

       We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, to fund the $6 million required future payments to ICOS and to market our products. Estimates of our future capital requirements will depend on many factors, including:

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

       Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through the end of the third quarter of 2004. We anticipate that we may need to secure additional funds to continue the required levels of research and development to reach our current long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required. Our strategy for managing our capital requirements includes seeking to license rights to sitaxsentan for select markets, while preferably retaining North American rights. There can be no assurances that such funding or licensing arrangements will be available on acceptable terms. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources.

Off-Balance Sheet Arrangements

       We do not engage in off-balance sheet financing arrangements.

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

       You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our Common Stock, you should be aware that the occurrence of any of the contingent factors described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and described under "Additional Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002 could substantially harm our business, results of operations and financial condition. Upon the occurrence of any of these events, the trading price of our Common Stock could decline, and you could lose all or part of your investment.

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

     We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. We, accordingly, included an unrealized gain of $61,000 and an unrealized loss of $61,000, respectively, in our comprehensive loss for the three-month periods ended March 31, 2003 and 2002. We had an intercompany receivable from its German subsidiary at March 31, 2003 and December 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments.

       The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate could then be reset to the U.S. prime rate plus
2.5 % if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced approximately $2,237,000 to Revotar as of March 31, 2003. Revotar's management has informed the Company that they anticipate that Revotar will borrow the remaining commitment of approximately $1.1 million from the Company in the fourth quarter of 2003. The loan is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Five reports on Form 8-K were filed during the quarter ended March 31, 2003. A report on Form 8-K dated January 7, 2003 was filed regarding the Company's restructuring plan. A report on Form 8-K dated January 30, 2003 was filed announcing the Company's negotiations regarding the reacquisition of full development and marketing rights to Sitaxsentan. A report on Form 8-K dated February 6, 2003 was filed regarding the amending of the license and research and development agreement the Company has with Revotar Biopharmaceuticals AG. A report on Form 8-K dated February 26, 2003 was filed regarding updated guidance for 2002 and initial estimates for 2003. A report on Form 8-K dated March 6, 2003 and amended on April 2, 2003 was filed regarding the Company's full year 2002 results.

     EXHIBIT NO.             DESCRIPTION
     -----------             -----------

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

                        TEXAS BIOTECHNOLOGY CORPORATION

                                  MAY 14, 2003

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2003.




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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                By   /s/  Bruce D. Given, M.D.
                                        ---------------------------------------
                                        Bruce D. Given, M.D.
                                        President and Chief Executive Officer

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                 By   /s/  Stephen L. Mueller
                                         --------------------------------------
                                         Stephen L. Mueller
                                         President and Chief Executive Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002