Form 10-Q
period 2003-06-30
ENCYSIVE PHARMACEUTICALS INC
filed 2003-08-13
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 2003

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-20117

                          ENCYSIVE PHARMACEUTICALS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3532643
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    6700 West Loop South, 4th Floor, Bellaire, Texas         77401
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


               Class                          Outstanding at August 4, 2003
               -----                          -----------------------------

   common stock, $0.005 par value                        44,430,169

                          ENCYSIVE PHARMACEUTICALS INC.

                                TABLE OF CONTENTS



                                                                                                  PAGE NO.
                                                                                                  --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS  (UNAUDITED)

           Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                     1

           Consolidated Statements of Operations and Comprehensive Loss for the
           three and six months ended June 30, 2003 and 2002                                         2

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2003 and 2002                                                                    3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  15

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              25

           ITEM 4:   CONTROLS AND PROCEDURES                                                        26


PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               26

           ITEM 2:  Changes in Securities and Use of Proceeds                                       26

           ITEM 3:  Defaults Upon Senior Securities                                                 26

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             26

           ITEM 5:  Other Information                                                               28

           ITEM 6:  Exhibits and Reports on Form 8-K                                                28


SIGNATURES                                                                                          29

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                 JUNE 30,    DECEMBER 31,
                                                                                                   2003          2002
                                                                                                ---------    ------------
ASSETS

Current assets:
       Cash and cash equivalents                                                                $  25,698     $  21,228
       Short-term investments                                                                      14,633        26,533
       Accounts receivable                                                                          1,154         1,098
       Other current receivables                                                                      250           473
       Receivable from related party under collaborative arrangement                                   --           393
       Prepaids                                                                                     1,646         1,482
                                                                                                ---------     ---------
           Total current assets                                                                    43,381        51,207

Long-term investments                                                                              11,112        20,244
Equipment and leasehold improvements, net                                                           5,170         5,579
Other assets                                                                                          709           762
                                                                                                ---------     ---------
           Total assets                                                                         $  60,372     $  77,792
                                                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                         $   1,561     $     950
       Accrued expenses                                                                             3,520         3,774
       Deferred revenue from related party                                                             --           591
       Deferred revenue from unrelated parties                                                        927           927
       Payable to related party                                                                        --         2,664
       Current maturity on long-term debt                                                           4,000            --
                                                                                                ---------     ---------
           Total current liabilities                                                               10,008         8,906

Long-term debt, less current maturity                                                               2,000            --
Deferred revenue from related party                                                                    --         1,181
Deferred revenue from unrelated parties                                                             2,556         3,019
Minority interest in Revotar                                                                        2,105         2,608

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share
           5,000,000 shares authorized; none issued or outstanding                                     --            --
       Common stock, par value $.005 per share.  At June 30, 2003
           75,000,000 shares authorized; 44,533,125 shares issued
           At December 31, 2002, 75,000,000 shares authorized;
           44,015,364 shares issued                                                                   223           220
       Additional paid-in capital                                                                 212,468       211,847
       Deferred compensation expense                                                                 (289)         (223)
       Treasury stock, 213,000 shares                                                              (1,602)       (1,602)
       Accumulated other comprehensive income                                                         168             1
       Accumulated deficit                                                                       (167,265)     (148,165)
                                                                                                ---------     ---------
           Total stockholders' equity                                                              43,703        62,078
                                                                                                ---------     ---------
           Total liabilities and stockholders' equity                                           $  60,372     $  77,792
                                                                                                =========     =========

           See accompanying notes to consolidated financial statements

        ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND COMPREHENSIVE LOSS
           ($ in thousands, except per share data)
                         (unaudited)

                                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                      2003              2002              2003              2002
                                                                 ------------      ------------      ------------      ------------
Revenues:
      Research agreements                                        $        742      $        914      $      1,484      $      1,827
      Collaborative research and development from
          Encysive, L.P.                                                   --               246               664               486
      Royalty income, net                                               1,113               840             2,260             1,805
      License fees, milestones and grants                                 373               626             1,036             1,101
                                                                 ------------      ------------      ------------      ------------
          Total revenues                                                2,228             2,626             5,444             5,219
                                                                 ------------      ------------      ------------      ------------

Expenses:
      Research and development                                          6,304             5,472            10,523            10,821
      Purchase of in-process research and development                   8,363                --             8,363                --
      Equity in loss of Encysive, L.P.                                     --             1,957             2,386             4,467
      General and administrative                                        2,258             2,254             4,412             4,762
                                                                 ------------      ------------      ------------      ------------
          Total expenses                                               16,925             9,683            25,684            20,050
                                                                 ------------      ------------      ------------      ------------

          Operating loss                                              (14,697)           (7,057)          (20,240)          (14,831)

Investment income, net                                                    264               613               637             1,380
                                                                 ------------      ------------      ------------      ------------
          Loss before minority interest                               (14,433)           (6,444)          (19,603)          (13,451)

Minority interest in loss of Revotar                                      313               223               503               480
                                                                 ------------      ------------      ------------      ------------

      Net loss                                                        (14,120)           (6,221)          (19,100)          (12,971)

Other comprehensive gain
      Unrealized gain on foreign currency translation                     106               205               167               144
                                                                 ------------      ------------      ------------      ------------

          Comprehensive loss                                     $    (14,014)     $     (6,016)     $    (18,933)     $    (12,827)
                                                                 ============      ============      ============      ============

Net loss per common share-
      basic and diluted                                          $      (0.32)     $      (0.14)     $      (0.44)     $      (0.30)
                                                                 ============      ============      ============      ============

Weighted average common shares used to compute
      basic and diluted net loss per share                         43,763,903        43,745,625        43,744,573        43,679,752
                                                                 ============      ============      ============      ============

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)
                                   (unaudited)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                                2003            2002
                                                                              --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(19,100)       $(12,971)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                            522             553
          Equity in loss of Encysive, L.P.                                       2,386           4,467
          Purchase of in-process research and development                        8,363
          Minority interest in loss of Revotar                                    (503)           (480)
          Expenses paid with stock                                                 341             242
          Stock based compensation expense                                          91             212
         Amortization of premium/discount on investments                            --              78
    Change in operating assets and liabilities:
         Decrease in interest receivable included in short-term
            and long-term investments                                              211             330
         Increase in accounts receivable                                           (56)           (225)
         Increase in prepaids                                                     (163)           (404)
         Decrease in other current receivables                                     271             249
         Decrease in receivable from related party under
            collaborative arrangement                                              393             815
         Increase (decrease) in current liabilities                                302          (1,747)
         Decrease in liability to related party                                 (5,051)         (5,025)
         Decrease (increase) in deferred revenue from unrelated parties           (463)            620
         Decrease in deferred revenue from related party                          (135)           (585)
                                                                              --------        --------
    Net cash used in operating activities                                      (12,591)        (13,871)
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                              (114)         (2,136)
   Grants received for purchases of equipment                                      185             167
   Purchase of in-process research and development                              (4,000)
   Purchases of investments                                                     30,578         (55,141)
   Maturity of investments                                                      (9,756)         90,466
                                                                              --------        --------
    Net cash provided by investing activities                                   16,893          33,356
                                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option and
      warrant exercises, net                                                       126             307
                                                                              --------        --------
    Net cash provided by financing activities                                      126             307

Effect of exchange rate changes on cash                                             42              34
                                                                              --------        --------
    Net increase in cash and cash equivalents                                    4,470          19,826

Cash and cash equivalents at beginning of period                                21,228          10,086
                                                                              --------        --------
Cash and cash equivalents at end of period                                    $ 25,698        $ 29,912
                                                                              ========        ========
Supplemental schedule of noncash financing activities:
   Deferred compensation expense                                              $    137        $    274
   Issuance of Common Stock for expenses                                           341             242
   Acquisition of equipment under capital leases                                    --              34
   Interest                                                                          2               1
                                                                              ========        ========


           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2003 (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company" or "Encysive") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2003.

(2)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization

          The Company is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, Encysive, through its wholly owned subsidiary, EP-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. Encysive and ICOS were both 50% owners in ICOS-TBC until April 22, 2003, at which time the Company purchased ICOS's share of ICOS-TBC and changed the name of ICOS-TBC to Encysive, L.P. ("ELP"). The acquisition of ICOS's ownership interest in ICOS-TBC is referred to herein as the "Acquisition." See Note 13. During the third quarter of 2000, Encysive formed Revotar Biopharmaceuticals AG, a German corporation ("Revotar"), to conduct research and development for novel small molecule compounds and to develop and commercialize the Company's selectin antagonists. The Company retained an approximately 55% interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product for which it receives royalty income, Argatroban, began during November 2000.

     (b)  Basis of Consolidation

          The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, IPI, ELP and EP-ET, Inc., and its majority controlled subsidiary, Revotar. All material intercompany balances and transactions have been eliminated.

     (c)  Cash, Cash Equivalents, Short-Term Investments and Long-Term
          Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less. Short-term investments are those investments which have an original maturity of less than one year and greater than three months at the purchase date. Cash equivalents, short-term and long-term investments are stated at cost plus accrued interest, which approximates market value. Interest income is accrued as earned. The Company classifies all short-term and long-term investments as held to maturity. The Company has classified as restricted, cash deposited with a bank as security for certain foreign exchange futures contracts. See Note 12. Of those securities classified as long-term investments, the Company has pledged U.S. Government agency securities having a purchase price of $3,000,000 and corporate securities having a purchase price of $4,011,000 as collateral for a letter of credit securing a note payable to ICOS. See note 13.

                                                         June 30,      December 31,
                                                           2003            2002
                                                         --------      ------------
Cash and cash equivalents:
     Demand and money market accounts                    $   378         $   609
     Restricted cash                                         121              --
     Corporate commercial paper                           25,199          20,619
                                                         -------         -------
Total cash and cash equivalents                          $25,698         $21,228
                                                         =======         =======
Short-term investments:
     U.S. Government agency securities                   $ 5,000         $ 3,999
     Corporate commercial paper and
       loan participations                                 9,508          22,333
     Accrued interest on above                               125             201
                                                         -------         -------
Total short-term investments                             $14,633         $26,533
                                                         =======         =======
Long-term investments:
     U.S. Government agency securities                   $ 3,000         $12,000
     Corporate commercial paper and
       loan participations                                 7,994           7,990
     Accrued interest on above                               118             254
                                                         -------         -------
Total long-term investments                              $11,112         $20,244
                                                         =======         =======


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

     (e)  Investment in Encysive, L.P.

          Prior to the Acquisition, the Company accounted for the investment in ELP using the equity method. Because the Company had no basis in the technology transferred to ELP as the Company's original investment, the Company did not record an amount for its original investment. The Company recorded its share of the ELP loss as a liability to related party until it funded its portion of the loss. Subsequent to the Acquisition, the Company's consolidated financial statements include the accounts of ELP. See Note 13.

     (f)  Research and Development Costs

          All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits charged to research and development in the three-month periods ended June 30, 2003 and 2002 were approximately $1,998,000 and $2,307,000, respectively, and the six-month periods ended June 30, 2003 and 2002 were approximately $4,584,000 and $4,598,000, respectively. Net purchase price related to the acquisition of in-process research and development are expensed as incurred.

     (g)  Net Loss Per Common Share

          Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended June 30, 2003 and 2002, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,763,903 and 43,745,625 shares, respectively. Weighted average common shares used to compute basic and diluted net loss per common share for the six-month periods ended June 30, 2003 and 2002 were 43,744,573 and 43,679,752 shares, respectively. Securities convertible into Common Stock, comprised of stock options, warrants and unvested shares of restricted common stock totaling 5,844,884 and 5,499,880 shares at June 30, 2003 and 2002, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

     (h)  Revenue Recognition

          Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements that are still in the development stage and for which the Company continues to have obligations under the agreement. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements that have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company's intellectual property are similarly deferred, and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods, and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

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

     (k)  Intangible Assets

          Intangible assets, included in other assets, consisting of amounts paid for products approved by the United States Food and Drug Administration ("FDA"), are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for each of the three-month periods ended June 30, 2003 and June 30, 2002 was $27,000, and in the six-month periods ended June 30, 2003 and 2002 was $53,000. Amortization of intangible assets is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

     (l)  Treasury Stock

          Treasury stock is recorded at cost. Pursuant to a stock repurchase program, the Company repurchased 213,000 shares during the year ended December 31, 2001.

     (m)  Stock Based Compensation

          At June 30, 2003, the Company has six stock-based compensation plans for employees and non-employee directors, which are described more fully in
     Note 4. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Net loss in the three and six-months ended June 30, 2003 and 2002 included stock-based compensation expense as a result of modifications made to certain options previously issued to retiring employees, and resulting from the grant of shares of restricted stock to certain employees. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (amounts in thousands, except for per share data).

                                            Three Months Ended June 30,           Six Months Ended June 30,
                                            ---------------------------           -------------------------
                                              2003               2002               2003             2002
                                            --------           --------           --------         --------
Net loss, as reported                       $(14,120)          $ (6,221)          $(19,100)        $(12,971)

Add:  Stock-based employee
        compensation expense
        included in reported
        net loss                                  28                  6                 28              178

Deduct:  Total stock-based
           employee compensation
           expense determined
           under fair value method
           for all awards                       (713)            (1,187)            (1,811)          (2,048)
                                            --------           --------           --------         --------
Pro forma net loss                          $(14,805)          $ (7,402)          $(20,883)        $(14,841)
                                            ========           ========           ========         ========

Loss per share:
           As reported, basic and diluted   $  (0.32)          $  (0.14)          $  (0.44)        $  (0.30)
           Pro forma, basic and diluted     $  (0.34)          $  (0.17)          $  (0.48)        $  (0.34)


          The per-share weighted average fair value of stock options granted during the three-month periods ended June 30, 2003 and 2002 was $1.71 and $2.79, respectively, and in the six-month periods ended June 30, 2003 and 2002 was $0.76 and $ 3.48, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                              Three Months            Six Months
                             Ended June 30,         Ended June 30,
                             ---------------       ---------------
                             2003       2002       2003       2002
                             ----       ----       ----       ----
Expected dividend yield       0.0%       0.0%       0.0%       0.0%
Risk-free interest rate       2.6%       3.0%       2.5%       2.8%
Expected volatility          79.8%      75.6%      73.4%      74.4%
Expected life in years       5.50       4.80       4.49       4.55

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

     (p)  New Accounting Pronouncements

          In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS145"). SFAS145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS145 was effective for the Company in January 2003. The Company's adoption of SFAS145 did not have a significant impact on its financial condition or results of operations.

          In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," ("SFAS146") which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS146 was effective for the Company in January 2003. The Company's adoption of SFAS146 did not have a significant impact on its financial condition or results of operations.

          In January 2003, the FASB issued FASB Interpretation ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect any impact upon its financial condition or results of operations as a result of the adoption of FIN No. 46.

          In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS149"). SFAS149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. The Company will adopt this statement in the third quarter of 2003 and is currently evaluating the provisions of this statement to determine its impact on the financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement becomes effective for the Company in the third quarter of 2003, and the Company does not expect any impact on its financial condition or results of operations upon its adoption.

     (q)  Reclassifications

          Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2003 presentation with no effect on net loss or stockholders' equity previously reported.

(3)  CAPITAL STOCK

     The Company has reserved Common Stock for issuance as of June 30, 2003 as follows:

Stock option plans..................................................  7,214,863
Warrants outstanding................................................    246,586
                                                                      ---------
            Total shares reserved...................................  7,461,449
                                                                      =========


     The Company's only warrants outstanding at June 30, 2003 include 142,858 warrants issued to Genentech in 1997, and 103,728 warrants granted in 1999 in connection with non-employee services.

     Shareholders' Rights Plan

          In January 2002, the Company adopted a shareholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Common Stock held of record as of the close of business on January 22, 2002. Each Right initially entitles a stockholder to purchase a one one-thousandth fraction of a share of Preferred Stock - Junior Participating Series A (the "Preferred Stock") for $55.00. Each such fraction of a share of Preferred Stock has terms designed to make it essentially equivalent to one share of Common Stock. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% of the Common Stock. Prior to such an event, the Rights will be evidenced by and traded in tandem with the Common Stock.

          If a person or group acquires a 15% or larger position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase fractional shares of Preferred Stock having twice the value of the $55.00 exercise price, with each fractional Preferred Share valued at the market price of the Common Stock. Also, if following an acquisition of 15% or more of the Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase Common Stock of the acquiring company having a value of twice the $55.00 exercise price. The effect will be to entitle the Company's shareholders to buy stock in the acquiring company at 50% of its market price.

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

     A summary of stock options as of June 30, 2003, follows:

                                   EXERCISE PRICE                                EXERCISED/                   AVAILABLE
STOCK OPTION PLANS                   PER SHARE       AUTHORIZED    OUTSTANDING     OTHER       EXERCISABLE    FOR GRANT
------------------                 --------------    ----------    -----------   ----------    -----------    ---------
1990 Plan........................   $1.38-$21.59        285,715        61,919       223,796        61,919            --
1992 Plan........................   $1.41-$21.59      1,700,000       586,308     1,113,692       583,475            --
Director Plan....................   $3.50-$ 4.54         71,429        19,954        51,475        19,954            --
1995 Plan........................   $0.93-$21.59      2,000,000     1,391,279       417,133     1,314,531       191,588
1995 Director Plan...............   $1.38-$11.31        800,000       446,596        77,433       354,096       275,971
1999 Plan........................   $0.93-$20.13      4,750,000     2,568,908       508,752     1,064,121     1,672,340
                                                      ---------     ---------     ---------     ---------     ---------
       TOTALS....................                     9,607,144     5,074,964     2,392,281     3,398,096     2,139,899
                                                      =========     =========     =========     =========     =========


     Pursuant to provisions contained within his employment agreement, in March 2002 the Company's new chief executive officer purchased 5,000 shares at market price and was awarded 50,000 shares of restricted Common Stock out of the 1999 Plan. The awarded shares will vest after completion of three years of service to the Company. The Company recorded deferred compensation expense of $309,000, which is being recognized over the vesting period.

     In January 2003, the Company issued 105,250 shares of restricted Common Stock to non-officer employees remaining after a restructuring of the Company. The shares will vest after completion of one year of service to the Company. The Company recorded deferred compensation expense of $162,000, which is being recognized over the vesting period. In March 2003, the Company issued options to certain employees, subject to the approval of stockholders of a motion to increase the authorized shares in the Amended and Restated 1999 Stock Incentive Plan. The Company will record stock compensation expense for such options of $186,000 over the vesting period.

     In June 2003, the Company issued 15,000 shares of restricted Common Stock to the new vice president of marketing. The shares will vest in 1/3 increments over three years based upon the hire date. The Company recorded deferred compensation expense of $41,000, which is being recognized over the vesting period.

     In conjunction with the retirement of the Company's former chief executive officer, the Company modified provisions regarding vesting and time to exercise of certain stock options of the officer and recorded compensation expense of approximately $173,000, which was included in general and administrative expenses, during the six months ended June 30, 2002.

(5)  INCOME TAXES

     The Company did not incur tax expense during the three and six-month periods ended June 30, 2003, due to operating losses and the related increase in the valuation allowance.

(6)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following (amounts in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2003         2002
                                                        --------    ------------
     Laboratory and office equipment                    $10,736       $10,667
     Leasehold improvements                               4,311         4,311
                                                        -------       -------
                                                         15,047        14,978
     Less accumulated depreciation and amortization       9,877         9,399
                                                        -------       -------
                                                        $ 5,170       $ 5,579
                                                        =======       =======


(7)  ENTITY-WIDE GEOGRAPHIC DATA

     The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations (amounts in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2003         2002
                                                        --------    ------------
     Long-lived assets:
        United States                                    $4,595        $4,884
        Germany                                           1,284         1,457
                                                         ------        ------
     Total                                               $5,879        $6,341
                                                         ======        ======

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                             ----------------------     ----------------------
                             JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,
                               2003          2002         2003          2002
                             --------      --------     --------      --------
     Revenues:
        United States         $2,086        $2,489       $5,019        $5,082
        Germany                  142           137          425           137
                              ------        ------       ------        ------
     Total                    $2,228        $2,626       $5,444        $5,219
                              ======        ======       ======        ======


(8)  RESEARCH AGREEMENTS

     Under the terms of the Company's agreement with ICOS-TBC, prior to the Acquisition, the Company provided, and was reimbursed for, research and development activities conducted on behalf of ICOS-TBC. See Note 9, License Agreements, and Note 13, Acquisition.

     The Company also receives reimbursement for certain research costs pursuant to its agreements with Schering-Plough, GlaxoSmithKline ("GSK") (Note 9) and Revotar (Note 10).

(9)  LICENSE AGREEMENTS

     Mitsubishi Pharma Agreement

          Encysive has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada.

     ICOS Corporation Partnership

          On June 6, 2000, ICOS and the Company entered into the ELP limited partnership agreement. The partnership seeks to develop and globally commercialize ET(A) receptor antagonists. As a result of the Company's contribution of technology, ELP paid a license fee to the Company in June 2000. Prior to the Acquisition, the license fee was being amortized over the estimated development period of the licensed technology. In July 2001, the Company earned a milestone as a result of the achievement of an objective defined in the partnership agreement. Prior to the Acquisition, the Company was recognizing the revenue associated with the milestone over the expected development period.

          Deferred revenue of $1,637,000, arising from previous payments received by the Company from ELP for a license fee and milestones, was recognized as an offset to the purchase price, resulting in a charge for the purchase of in-process research and development of $8,363,000. See Note 13.

     Schering-Plough Research Collaboration and License Agreement

          On June 30, 2000, TBC and Schering-Plough ("Schering") entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma. Schering and the Company agreed to extend Schering's support of the research collaboration to a fourth year, through June 30, 2004.

     GSK Product Development, License and CoPromotion Agreement

          In connection with the Company's development and commercialization of Argatroban, in August 1997, Encysive entered into a Product Development, License and CoPromotion Agreement with GSK (the "GSK Agreement") whereby GSK was granted exclusive rights to work with the Company in the development and commercialization of Argatroban in the U.S. and Canada for specified indications

(10) FOREIGN SUBSIDIARY

     During the third quarter of 2000, Encysive formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other Encyisve research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into its consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The minority interest in Revotar at June 30, 2003 and December 31, 2002, was $2,105,000 and $2,608,000,
respectively. The Company's consolidated net loss for the three-month periods ended June 30, 2003 and 2002 was reduced by $313,000 and $223,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses. Consolidated net loss for the six month periods ended June 30, 2003 and 2002 was reduced by $503,000 and $480,000, respectively, for the Revotar minority shareholders' interest.

     Revotar has been awarded research grants from the German government, and earned approximately $142,000 and $137,000 during the three-month periods ended June 30, 2003 and 2002, respectively, which is included in license fees, milestones and grants. German government grants of $425,000 and $137,000 were earned by Revotar in the six-month periods ended June 30, 2003 and 2002, respectively.

     The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate will be reset to the U.S. prime rate plus 2.5% if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced approximately $2,237,000 to Revotar as of June 30, 2003. Revotar's management has informed the Company that they anticipate that Revotar will borrow the remaining commitment of approximately $1.1 million from the Company in the fourth quarter of 2003. The loan is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment, and recorded a gain of $58,000 in the three months ended June 30, 2003 on forward contracts.

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

(11) 401(k) PLAN

     The Company has a 401(k) plan under which all employees with three months of service are eligible to participate and may contribute up to 60% of their compensation, with a maximum contribution of $12,000 per employee in 2003. Under the terms of the Economic Growth and Tax Relief Reconciliation Act, employees aged 50 or older may contribute an additional $2,000 to the 401(k) Plan in 2003, such additional contribution would be eligible for employer matching. The Company provides a matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries. Charges to operating expense for employer match during the three-month periods ended June 30, 2003 and 2002 were approximately $40,000 and $53,000, respectively. During the six-month periods ended June 30, 2003 and 2002 charges to operating expense for employer match were $86,000 and $103,000, respectively.

(12) COMMITMENTS AND CONTINGENCIES

     (a)  Foreign Currency Exchange Risk

          The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

          The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included an unrealized gain of $106,000 and $205,000, respectively, in its comprehensive loss for the three-month periods ended June 30, 2003 and 2002, and unrealized gains of $167,000 and $144,000 in the six-month periods ended June 30, 2003 and 2002, respectively. The Company had an intercompany receivable from its German subsidiary at June 30, 2003 and December 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. Revotar's management has informed the Company that they anticipate that Revotar will borrow the remaining commitment of approximately $1.1 million from the Company in the fourth quarter of 2003. The loan is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract, on which it recorded a gain of $58,000 in the three months ended June 30, 2003, with a bank to fix the exchange rate at which it will borrow the remaining loan commitment. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially.

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

(13) ACQUISITION

     On April 22, 2003, the Company and ICOS executed a purchase and sale agreement (the "Acquisition Agreement") pursuant to which the Company purchased the partnership interest of ICOS and its subsidiaries in ELP. Under the Agreement, the Company agreed to pay to ICOS a purchase price of $10,000,000, of which $4,000,000 was paid on April 22, 2003. The remaining $6,000,000 is subject to a secured promissory note (the "Note") which requires a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the Note shall accrue interest at a rate which approximates the three-month London interbank offering rate for U.S. Dollars ("LIBOR") plus 1.5%. The interest rate was established on April 22, 2003 at approximately 2.82%, and then was adjusted on the first business day of July to approximately 2.78%. The next LIBOR adjustment days are the first business days of October and January. Interest is payable on or before the tenth day after each LIBOR Adjustment Date. The Company's obligations under the Note are secured with an irrevocable standby letter of credit, for which the Company has pledged marketable securities with a value of $7,011,000.

     Deferred revenue of $1,637,000, arising from previous payments received by the Company from ELP for a license fee and milestones, was recognized as an offset to the purchase price of the Acquisition, resulting in a charge for the purchase of in-process research and development of $8,363,000.

     Following the Acquisition, the Company changed the name of ICOS-TBC to Encysive, L.P. The Company's consolidated financial statements include the accounts of ELP.

     The following pro forma summary of operations for the three and six-month periods ended June 30, 2003 and 2002 are based upon the historical financial statements of the Company and ELP after giving effect to the Acquisition, as if the combination had occurred on January 1, 2002.

                         Pro Forma Summary of Operations
                  Amounts in thousands (except per share data)


                                       Three Months Ended June 30, 2003                Three Months Ended June 30, 2002
                                  ------------------------------------------      ------------------------------------------
                                                  Pro Forma                                       Pro Forma
                                  Historical      Adjustment       Pro Forma      Historical      Adjustment       Pro Forma
                                  ----------      ----------       ---------      ----------      ----------       ---------
Total Revenues                     $  2,228              --        $  2,228        $  2,626        $   (543)       $  2,083
Net Loss                            (14,120)          8,363          (5,757)         (6,221)         (2,254)         (8,475)
                                   ========                        ========        ========                        ========
Net loss per common share-
           basic and diluted          (0.32)                          (0.13)          (0.14)                          (0.19)

                                        Six Months Ended June 30, 2003                  Six Months Ended June 30, 2002
                                  ------------------------------------------      ------------------------------------------
                                                  Pro Forma                                       Pro Forma
                                  Historical      Adjustment       Pro Forma      Historical      Adjustment       Pro Forma
                                  ----------      ----------       --------       ----------      ----------       ---------
Total Revenues                     $  5,444        $   (800)       $  4,644        $  5,219        $ (1,071)       $  4,148
Net Loss                            (19,100)          8,227         (10,873)        (12,971)         (5,052)        (18,023)
                                   ========                        ========        ========                        ========
Net loss per common share-
       basic and diluted              (0.44)                          (0.25)          (0.30)                          (0.41)


     Pro forma adjustments include eliminating the $8,363,000 charge for purchase of in-process research and development upon the Acquisition, elimination of intercompany revenues between the Company and ELP, elimination of recognition of license fee and milestones received by the Company from ELP, and recognition of ICOS's share of partnership expenses in the three and six-month periods ended June 30, 2003 and 2002.

ITEM 2.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002


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

     In June 2000, we established ICOS-TBC, a 50/50-owned limited partnership with ICOS to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711. In January 2003, ICOS announced that they had reached a conclusion that joint development of the endothelin receptor antagonist program should not continue, and in April 2003, we purchased the partnership interest of ICOS in ICOS-TBC for a purchase price of $10 million, and changed the name of the partnership to Encysive, L.P.. Following the Acquisition, as discussed below, we intend to continue the development of the endothelin receptor antagonist program. Our strategy for managing our capital requirements includes seeking to license rights to sitaxsentan for select markets, while preferably retaining North American rights.

                       APPROVED DRUGS IN COMMERCIAL MARKET

ARGATROBAN

     Argatroban was approved by the FDA in 2000 and is indicated for prophylaxis or treatment of thrombosis in patients with heparin-induced thrombocytopenia ("HIT") and for use in HIT patients undergoing percutaneous coronary intervention ("PCI".) Argatroban was approved in Canada in 2002 for use as anticoagulant therapy in patients with heparin-induced thrombocytopenia syndrome. During 2002, we completed initial studies to evaluate the use of Argatroban in hemodialysis patients and in PCI. The drug is being marketed in the U.S. and Canada by GSK and has been on the market in the U.S. and Canada since November 2000 and June 2002, respectively. GSK is our development, manufacturing and marketing partner for Argatroban.

     GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We recently received a formal Written Request from FDA to conduct a study with Argatroban in pediatric patients. Upon completion of this study, we will be eligible for an additional six months of market exclusivity. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires in 2010. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents. The composition of matter patent on Argatroban has expired. The Company has access to other patents held by Mitsubishi, however, these are not being utilized currently.

                        RESEARCH AND DEVELOPMENT PROGRAMS

Presently, we have four major product development programs.

Endothelin Antagonist Program. We are developing sitaxsentan, an endothelin(A) receptor antagonist, or ET(A), for the treatment of pulmonary arterial hypertension ("PAH"). During June 2000, we formed a partnership, ICOS-TBC, with ICOS Corporation to develop and commercialize ET(A) receptor antagonists. During 2002, ICOS-TBC successfully completed STRIDE 1, a Phase IIb/III pivotal clinical trial in pulmonary arterial hypertension with sitaxsentan. TBC3711, a second generation ET(A), has previously completed Phase I clinical trials and may be developed for cardiovascular or other diseases. We have initiated a pivotal Phase III trial in PAH, "STRIDE 2." STRIDE 2 will be of 18 weeks duration and will test two doses of sitaxsentan (100 mg and 50 mg), verses placebo, dosed once daily in a double blind fashion. In addition, a randomized bosentan (Tracleer) arm will be included. Bosentan is currently the only approved endothelin antagonist available. In June 2003, we received a Special Protocol Assessment from the FDA confirming that STRIDE 2, together with the results of STRIDE 1 and planned supportive trials will be sufficient for filing a new drug application ("NDA"). We anticipate enrollment will complete in the spring of 2004 with results available in the fall. We anticipate that the NDA submission may occur between the end of year 2004 and first quarter of 2005.

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

Vascular Inflammation Program. Revotar, our majority owned German affiliate located in Berlin is developing a selectin antagonist, bimosiamose, for the treatment of asthma and psoriasis. The intravenous form of the drug demonstrated positive anti-inflammatory effects in Phase II clinical trials. Revotar was formed during 2000, to further the development of this program. Revotar completed Phase I clinical trials for asthma utilizing an inhaled form of bimosiamose. A Phase IIa clinical trial with an inhaled form of bimosiamose was completed in the second quarter of 2003 and positive preliminary results were released in August 2003. A Phase IIa clinical trial in psoriasis is planned to commence during 2003, using a topical formulation. A Phase IIa proof-of-concept clinical trial in psoriasis, completed during 2002 with an injectable form of bimosiamose, demonstrated efficacy. We are also conducting research with respect to other cell adhesion molecules including vascular cell adhesion molecule, or VCAM, junctional adhesion molecules, or JAM 2/3 and several integrins including very late antigen 4, or VLA-4, (alpha)4(beta)7 and others to develop antagonists for the treatment of asthma, rheumatoid arthritis, multiple sclerosis, restenosis and inflammatory bowel disease.

We have signed a collaboration and license agreement for the VLA-4 program with Schering-Plough and have received a milestone payment from Schering-Plough for nominating a compound as a clinical candidate. Additionally, we are conducting research on backup VLA-4 antagonists for Schering-Plough under this agreement. Schering-Plough and Encysive have recently agreed to extend the research agreement for another year, through June 2004.

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

                              RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

     o    We recognize revenue from service contracts as services are performed.
     o Royalty revenue is recognized as products are sold by a licensee and we have received sufficient information to record a receivable. Our royalty revenue is based on net sales of product, that is, sales net of discounts, returns and allowances. We have estimated a percentage of gross sales, based on recent experience, as an allowance for future returns, however there can be no assurance that our estimate will be accurate. We believe, however, that differences between estimated and actual future returns will not have a material effect upon our results of operations or financial condition.
     o Revenue from collaborative research and development activities is recognized as services are performed.
     o We defer the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements that have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement.
     o License fees received under the terms of licensing agreements for our intellectual property are similarly deferred, and amortized into income over the estimated developmental period of the licensed item or items.
     o Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At June 30, 2003, remaining deferred revenue was approximately $3.4 million, of which we expect to recognize approximately $0.9 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

Stock Options

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25") in accounting for our stock option plans and apply FASB Statement No. 123, "Accounting for Stock-Based Compensation", and related interpretations ("FAS 123") in reporting for our stock option plans. APB 25 utilizes the "intrinsic value" of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the "measurement date" which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our Common

Stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees.

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

     We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We may initiate certain commercial activities in the future, which could contribute to future operating losses. We have sustained net losses of approximately $167.3 million from the date of our inception to June 30, 2003. We have primarily financed our operations to date through a series of private placements and public offerings of our Common Stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" of our Annual Report on Form 10-K for the year ended December 31, 2002.

            THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

     In April 2003, we acquired the interest of ICOS in ELP. Of the $10 million purchase price, $4 million was paid at closing, and the remaining $6 million is subject to the terms of a note to ICOS requiring a $4 million payment in April 2004 and a $2 million payment in October 2004. Deferred revenue of $1.6 million, arising from previous payments received by us from ELP for a license fee and milestones, was recognized as an offset to the purchase price, resulting in a charge for the purchase of in-process research and development of $8.4 million in the second quarter of 2003.

     From its inception in June 2000 through December 31, 2002, we and ICOS shared equally in the costs of ELP. In January 2003, however, ICOS informed us that they had reached the conclusion that joint development of the endothelin receptor antagonist program through ELP should not continue. As a result, from January 2003 until the Acquisition, we agreed to be responsible for 100% of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition.

     From its inception in June 2000 through March 31, 2003, we accounted for our investment in ELP under the equity method. As a result of the Acquisition, we now include the accounts of ELP in our consolidated financial statements. A result of the consolidation of ELP into our financial statements is that the revenue item, "Collaborative research and development from ICOS-TBC, L.P." and the expense item, "Equity in loss of ICOS-TBC, L.P." are eliminated and the operating expenses of ELP are included in our operating expenses.

     We have included, in Note 13 to the condensed consolidated financial statements, a pro forma statement of operations which adjusts our historical results for the three and six months ended June 30, 2003 and 2002 to reflect such results as if the Acquisition had occurred at the beginning of 2002. Although the pro forma results do not necessarily indicate what actual results would have occurred had the Acquisition happened earlier, they do give an indication of the impact of the Acquisition on the reported historical results, and the trends in our business unrelated to the effects of the Acquisition.

REVENUES

     Revenues in the three months ended June 30, 2003 decreased to $2,228,000 from $2,626,000 in the three months ended June 30, 2002. Pro forma revenues, however, increased to $2,228,000 from $2,083,000 in the comparable three-month periods. The difference between historical revenues and pro forma revenues in the second quarter of 2002 is the elimination of $246,000 in "Collaborative research and development from Encysive, L.P." and $297,000 in license fee and milestone revenues arising from the amortization of a license fee and milestones previously received from ELP. The increase in pro forma revenues in the second quarter of 2003, compared with the second quarter of 2002 is comprised of increased royalties on sales of Argatroban partially offset by reduced research agreement revenues in the current year period. Royalties increased $273,000 or approximately 32.5% due to higher sales of Argatroban by GSK in the current year period. In 2002, GSK created a hospital based sales force and initiated programs to increase sales efforts on Argatroban in the U.S. and Canada that we believe could have a positive effect on our royalties from GSK. Research agreement revenues declined $172,000, or approximately 18.8% in the current year period. Research agreement revenues are primarily comprised of payments received from Schering-Plough for research on VLA-4 antagonists. Following the naming of a clinical candidate, and receipt of a milestone payment from Schering-Plough in June 2002, we are continuing research on backup VLA-4 antagonists for Schering-Plough, however fewer internal resources are devoted to the program than in the periods prior to June 2002. Schering-Plough agreed to extend its support for continued research on backup VLA-4 antagonists for another year, through June 2004. License fees, milestones and grants declined $253,000 or approximately 40.4% in the second quarter of 2003, compared to the second quarter of 2002. In the second quarter of 2002, license fees, milestones and grants included $297,000 in amortization of a license fee and milestones previously received from ELP. As discussed above, the remaining deferred revenue from ELP was recognized upon the Acquisition.

     Revenues in the six months ended June 30, 2003 increased $225,000 to $5,444,000 from $5,219,000 in the six months ended June 30, 2002. Pro forma revenues increased $496,000 to $4,644,000 from $4,148,000 in the prior year period. The difference between historical revenues and pro forma revenues is the elimination of $664,000 and $486,000 in "Collaborative research and development from Encysive, L.P." in the 2003 and 2002 periods, respectively, and the elimination of license fee and milestone revenues of $136,000 and $585,000 in the 2003 and 2002 periods, respectively. Royalties increased $455,000, or approximately 25.2% in the six months ended June 30, 2003 due to higher sales of Argatroban by GSK in the current year period, as discussed above. Research agreement revenues, for the same reasons discussed above, decreased $343,000 or approximately 18.8%. Pro forma license fees, milestones and grants increased $384,000, or approximately 74.4%, due to the receipt of a milestone payment from Schering-Plough in June 2002.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense in the second quarter of 2003 was $6,304,000, compared with $5,472,000 in the second quarter of 2002. In the second quarter of 2003, however, the development expenses of the endothelin receptor antagonist program totaling $2,918,000 are included in research and development expense, as a result of the Acquisition and consolidation of ELP. In the second quarter of 2002, our share of the expenses of the endothelin receptor antagonist program of $1,957,000 was reported as equity in loss of ELP. After considering the different accounting for the endothelin receptor antagonist program, other research and development expenses of $3,386,000 in the second quarter of 2003 declined $2,086,000, or approximately 38.1% in the second quarter of 2003, compared with the second quarter of 2002. In January 2003, we announced a reduction of headcount, primarily in the areas of basic exploratory biology, early stage target identification and support functions. Clinical trials expenses (other than for the endothelin receptor antagonist program) declined $1.3 million in the second quarter of 2003, compared with the second quarter of 2002. In the second quarter of 2002, we were conducting several trials, primarily ARGIS-I for Argatroban in stroke. The STRIDE-2 clinical trial was initiated late in the second quarter of 2003.

     Research and development expense in the six months ended June 30, 2003 was $10,523,000, compared with $10,821,000 in the six months ended June 30, 2002. Research and development expense in the six months ended June 30, 2003 included $2,918,000 in development expenses of the endothelin receptor antagonist program, as a result of the Acquisition and consolidation of ELP. Our share of endothelin receptor antagonist program expenses incurred prior to the Acquisition were $2,386,000 and $4,467,000 in the six months ended June 30, 2003 and 2002, respectively, and were reported as equity in loss of ELP. After considering the different accounting for the endothelin receptor antagonist program, other research and development expenses in the six months ended June 30, 2003 of $7,605,000 declined $3,216,000 or approximately 29.7% compared with the six months ended June 30, 2002. Clinical trials costs (other than for the endothelin receptor antagonist program) declined $2.3 million in the 2003 period, compared with the 2002 period, as we were conducting several trials, primarily ARGIS-I for Argatroban in stroke during the 2002 period. As a result of the January restructuring, we incurred a restructuring charge of approximately $0.5 million, primarily comprised of severance benefits paid to terminated employees, which is included in research and development expense in the six months ended June 30, 2003. We believe that research and development expenses in the remaining period of 2003 will be higher than in the comparable 2002 periods, as costs associated with the STRIDE-2 trial of sitaxsentan in PAH are incurred.

     The endothelin receptor antagonist program has been conducted within the ELP, formerly ICOS-TBC, from its inception in June 2000. Prior to December 31, 2002, we included our proportionate share of ELP's losses, 50%, in our financial results under the caption equity in loss of ELP. As discussed above, in January 2003, ICOS informed us that they had reached the conclusion that joint development of the endothelin receptor antagonist program through ELP should not continue. As a result, from January 2003 until the Acquisition, we agreed to be responsible for 100% of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition. Total research and development costs of the endothelin receptor antagonist program in the three months ended June 30, 2003 of $2,918,000 were included in our research and development expenses, as discussed above. In the six months ended June 30, 2003, total research and development costs of the endothelin receptor antagonist program were $5,304,000, of which $2,918,000 was included in our research and development expense and $2,386,000 was reported as equity in loss of ELP. Comparable total expenses of the endothelin receptor antagonist program in the three and six-month periods ended June 30, 2002, of which we reported our 50% share as equity in loss of ELP were $3,914,000 and $8,934,000, respectively. In the 2002 periods, ELP's research and development expenses were primarily comprised of the costs of the ongoing STRIDE trial of sitaxsentan in pulmonary arterial hypertension ("PAH"), which was completed in 2002. During the three months ended June 30, 2003, ELP initiated STRIDE-2, a final pivotal study in PAH.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses in the three-months ended June 30, 2003 and 2002 were comparable, at $2.3 million. In the six months ended June 30, 2003, general and administrative expenses declined $350,000, or approximately 7.3% compared with the six months ended June 30, 2002. The prior year period included stock compensation expenses of $182,000, primarily resulting from modifications to stock options issued to our retiring chief executive officer. General and administrative expenses in 2003 include $53,000 in costs related to the January 2003 restructuring. The remaining decrease in general and administrative expenses is primarily due to reduced travel and other employee related costs. In 2003 we intend to continue to apply strict cost control measures to minimize cash spent on administrative activities.

     Total operating expenses in the three months ended June 30, 2003 increased $7,242,000 compared to the three months ended June 30, 2002. The 2003 period included a one-time charge of $8,363,000 for the purchase of in-process research and development as a result of the Acquisition, however, and after taking this charge into consideration other expenses declined $1,121,000 or approximately 11.6% compared with the three months ended June 30, 2002. Total operating expenses in the six months ended June 30, 2003 increased $5,634,000 compared with the six months ended June 30, 2002, however after taking the $8,363,000 one-time charge into consideration other total expenses declined $2,729,000 or approximately 13.6%. As discussed above, we believe that research and development expenses in the remaining periods of 2003 will be higher than in the comparable periods of 2002, primarily due to costs associated with the STRIDE-2 trial of sitaxsentan in PAH.

     Operating loss in the three months ended June 30, 2003 increased $7,640,000 compared with the three months ended June 30, 2002, due to the $8,363,000 charge for purchase of in-process research and development upon the Acquisition, as discussed above. In the comparable six month periods, operating loss increased $5,409,000, again due to the $8,363,000 charge discussed above.

     Investment income declined $349,000 or approximately 56.9% and $743,000 or approximately 53.8% in the comparable three and six month periods. The decline is due to lower levels of funds available for investment in the current year periods.

     The minority interest in the loss of Revotar in the three and six-month periods increased $90,000 and $23,000, respectively, as a result of higher expenses at Revotar during the 2003 periods.

     Net loss in the three months ended June 30, 2003 increased $7,899,000 compared with the three months ended June 30, 2002, primarily due to the $8,363,000 charge for in-process research and development upon the Acquisition. Pro forma net loss, however, decreased $2,718,000 due to higher pro forma revenues and lower pro forma expenses in the 2003 period. Net loss in the six months ended June 30, 2003 increased $6,129,000 due to the $8,363,000 charge for in-process research and development upon the Acquisition. Pro forma net loss, however, decreased $7,150,000 due to higher revenues and reduced operating expenses in the pro forma results. See Note 13 to the condensed consolidated financial statements.

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

     Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $51,443,000 at June 30, 2003, compared with $68,005,000 at December 31, 2002. We used $12,591,000 in cash in operating activities, during the six months ended June 30, 2003, compared to cash used in operating activities of $13,871,000 during the six months ended June 30, 2002. The decreased use of cash for operating activities in the current year period is primarily due to lower operating expenses, other than the charge for purchase of in-process research and development.

     Investing activities generated $16,893,000 during the six months ended June 30, 2003, compared to $33,356,000 in the six months ended June 30, 2002. Purchases of equipment and leasehold improvements declined $2,022,000 in the current year, as a result of programs implemented by management to conserve cash. Other than expenditures for purchases of equipment and leasehold improvements, investing activities consist of a $4,000,000 payment to ICOS upon the Acquisition and purchases of and maturities of investments. Revotar has received grants from the German government for purchases of certain capital equipment items, totaling $185,000 and $167,000 in the six months ended June 30, 2003 and 2002, respectively, which are recognized into income over the estimated useful lives of the assets.

     Cash flows from financing activities in the six months ended June 30, 2003 included $126,000 in proceeds from option exercises. In the six months ended June 30, 2002 cash flows from financing activities of $307,000 reflected proceeds from the sale of Common Stock and option exercises

Material Commitments

     As a result of the Acquisition, as discussed in Note 13 to the financial statements included herein, we have made a payment to ICOS of $4 million on April 22, 2003 and agreed to pay $4 million in April 2004 and $2 million in October 2004. The Note is secured with an irrevocable standby letter of credit for which we have pledged marketable securities with a value of $7,011,000. Pledged securities will be released to us by the bank as payments are made on the Note.

     Our only other material contractual commitments are comprised of a loan commitment to Revotar and office and laboratory facility leases. We and the minority shareholders of Revotar have committed to lend Revotar, on an unsecured basis, approximately $4.5 million, of which our commitment is approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. Our portion of the loan is denominated in U.S. dollars at an interest rate of seven percent fixed for the first two years and resets to the greater of seven percent or U.S. prime plus two and one-half percent on April 1, 2004. As of June 30, 2003, we have advanced $2,237,000 to Revotar under our loan commitment, and we expect to lend our remaining commitment of $1.1 million in the fourth quarter of 2003. Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. If it is not successful, Revotar will be unable to repay our loans. A likely result of additional financings would be to reduce our ownership percentage in Revotar.

     We had long-term obligations under our office and laboratory leases and note payable as follows ($ in thousands):

                                                    Less than      1-3          4-5      After 5
           Contractual Obligations      Total        1 year       years        years      years
           -----------------------      ------      ---------     ------       ------    -------
              Operating Leases          $4,873       $1,616       $3,126       $  131        --
               Long-term Debt            6,000        4,000        2,000           --        --

Outlook for 2003

         In connection with the Acquisition, we announced guidance for 2003 as follows:

         Net sales of Argatroban by GSK...................$30.0 to $35.0 million
         Revenues.........................................$10.0 to $11.5 million
         Expenses (1).....................................$50.0 to $53.0 million
         Investment income................................$0.8 to $1.0 million
         Estimated net loss...............................$39.0 to $42.0 million
         Cash and investments at year-end 2003............$30.0 to $32 million

     (1) Expenses net of minority interest in Revotar and include a charge of $8.4 million related to the Acquisition.


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

     o expenses and risks associated with clinical trials to expand the use of Argatroban and the approval of sitaxsentan;

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

     Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through the end of the third quarter of 2004. We anticipate that we may need to secure additional funds to continue the required levels of research and development to complete the development and submit an NDA for sitaxsentan and to reach our other current long-term goals. We anticipate that the NDA submission may occur between the end of year 2004 and first quarter of 2005. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required. Our strategy for managing our capital requirements includes seeking to license rights to sitaxsentan for select markets, while preferably retaining North American rights. There can be no assurances that such funding or licensing arrangements will be available on acceptable terms. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources.

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

     o expenses and risks associated with clinical trials to expand the use of Argatroban and the approval of sitaxsentan;

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

     We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. We, accordingly, included an unrealized gain of $106,000 and $205,000, respectively, in our comprehensive loss for the three-month periods ended June 30, 2003 and 2002, and an unrealized gain of $167,000 and $144,000 in the six-month periods ended June 30, 2003 and 2002, respectively. We had an intercompany receivable from our German subsidiary at June 30, 2003 and December 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. We contract with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

     Encysive and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate could then be reset to the U.S. prime rate plus 2.5 % if such rate is higher than seven percent. Pursuant to such agreement, we advanced approximately $2,237,000 to Revotar as of June 30, 2003. Revotar's management has informed us that they anticipate that Revotar will borrow the remaining commitment of approximately $1.1 million from us in the fourth quarter of 2003. The loan is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment, and recorded a gain on such forward contracts of $58,000 in the three and six months ended June 30, 2003.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 16, 2003, an annual meeting of our stockholders was held. The holders of 40,986,142 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

(a)  Election of Directors

     The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                NUMBER OF        NUMBER OF
          NAME                  VOTES FOR      VOTES WITHHELD
          ----                  ----------     --------------
    Ron J. Anderson             39,821,531       1,164,611

    Frank C. Carlucci           39,808,441       1,177,701

    Robert J. Cruikshank        39,828,045       1,158,097

    Richard A. F. Dixon         39,851,704       1,134,438

    Bruce D. Given              39,845,733       1,140,409

    Suzanne Oparil              39,832,779       1,153,363

    John M. Pietruski           39,800,122       1,186,020

    William R. Ringo, Jr.       39,827,795       1,158,347

    James A. Thomson            39,824,931       1,161,211

    James T. Willerson          39,830,995       1,155,147


(b) Adoption of the Amendment to the Amended and Restated 1999 Stock Incentive Plan

     The stockholders approved the proposal to adopt the Amendment to the Amended and Restated 1999 Stock Incentive Plan. Votes were cast as follows:

     NUMBER OF         NUMBER OF          NUMBER OF           NUMBER OF
     VOTES FOR       VOTES AGAINST    VOTES ABSTAINING     BROKER NON-VOTES
     ----------      -------------    ----------------     ----------------
     37,227,649        3,672,657           85,836                -0-

(c) Adoption of the Amendment to the Amended and Restated 1995 Non-Employee Director Stock Option Plan

     The stockholders approved the proposal to adopt the Amendment to the Amended and Restated 1995 Non-Employee Director Stock Option Plan. Votes were cast as follows:

     NUMBER OF         NUMBER OF          NUMBER OF           NUMBER OF
     VOTES FOR       VOTES AGAINST    VOTES ABSTAINING     BROKER NON-VOTES
     ----------      -------------    ----------------     ----------------
     38,921,503        1,832,720          131,919                -0-


(d)  Adoption of the Proposal to Amend the Company's Certificate of
     Incorporation

     The stockholders approved the proposal to adopt the amendment to the Company's Certificate of Incorporation, which would change the Company's corporate name from "Texas Biotechnology Corporation" to "Encysive Pharmaceuticals Inc." Votes were cast as follows:

     NUMBER OF         NUMBER OF          NUMBER OF           NUMBER OF
     VOTES FOR       VOTES AGAINST    VOTES ABSTAINING     BROKER NON-VOTES
     ----------      -------------    ----------------     ----------------
     40,741,628          185,422           59,092                -0-

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Seven reports on Form 8-K were filed during the quarter ended June 30, 2003. A report on Form 8-K dated April 11, 2003 was filed regarding the Company's regaining compliance with The Nasdaq National Market System. A report on Form 8-K dated April 23, 2003 was filed regarding updated guidance and operating plans following the sitaxsentan re-acquisition. A report on Form 8-K dated April 23, 2003 and amended on July 3, 2003 was filed regarding the purchase and sale agreement of ICOS-Texas Biotechnology L.P. A report on Form 8-K dated May 8, 2003 was filed regarding first quarter 2003 results. A report on Form 8-K dated May 16, 2003 was filed regarding the name change of "Texas Biotechnology Corporation" to "Encysive Pharmaceuticals Inc." A report on Form 8-K dated June 3, 2003 was filed regarding the naming of the new vice president of marketing and sales and corporate officer. A report on Form 8-K dated June 20, 2003 was filed announcing special protocol assessment from the FDA creating a binding agreement for the basis of sitaxsentan regulatory review.

     EXHIBIT NO.     DESCRIPTION
     -----------     -----------
         3.1         Amendment to Certificate of Incorporation dated May 16,
                     2003.

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

        32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ENCYSIVE PHARMACEUTICALS INC.

                                 AUGUST 13, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2003.

                                    ENCYSIVE PHARMACEUTICALS INC.


                                    By:  /s/ Bruce D. Given, M.D.
                                       -----------------------------------------
                                    Bruce D. Given, M.D.
                                    President and Chief Executive Officer

                                    By:  /s/ Stephen L. Mueller
                                       -----------------------------------------
                                    Stephen L. Mueller
                                    Vice President, Finance and Administration
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


     EXHIBIT NO.     DESCRIPTION
     -----------     -----------
         3.1         Amendment to Certificate of Incorporation dated May 16,
                     2003.

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

        32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.