Form 10-Q
period 2003-09-30
ENCYSIVE PHARMACEUTICALS INC
filed 2003-11-12
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 2003

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

                Class                        Outstanding at October 21, 2003
                -----                        -------------------------------

    common stock, $0.005 par value                      44,606,942

                          ENCYSIVE PHARMACEUTICALS INC.

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS  (UNAUDITED)

           Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002                1

           Consolidated Statements of Operations and Comprehensive Loss for the
           three and nine months ended September 30, 2003 and 2002                                   2

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2003 and 2002                                                               3

           Notes to Consolidated Financial Statements                                                4

           ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  17

           ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                              28

           ITEM 4:   CONTROLS AND PROCEDURES                                                        28

PART II.   OTHER INFORMATION

           ITEM 1:  Legal Proceedings                                                               29

           ITEM 2:  Changes in Securities and Use of Proceeds                                       29

           ITEM 3:  Defaults Upon Senior Securities                                                 29

           ITEM 4:  Submission of Matters to a Vote of Security Holders                             29

           ITEM 5:  Other Information                                                               29

           ITEM 6:  Exhibits and Reports on Form 8-K                                                29

SIGNATURES                                                                                          30

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2003                2002
                                                                                -----------------  ------------------
ASSETS

Current assets:
       Cash and cash equivalents                                                $          21,512  $           21,228
       Short-term investments                                                              21,206              26,533
       Accounts receivable                                                                  1,399               1,098
       Other current receivables                                                              399                 473
       Receivable from related party under collaborative arrangement                          ---                 393
       Prepaids                                                                               493               1,482
                                                                                -----------------  ------------------
           Total current assets                                                            45,009              51,207

Long-term investments                                                                       5,021              20,244
Equipment and leasehold improvements, net                                                   5,099               5,579
Other assets                                                                                  683                 762
                                                                                -----------------  ------------------
           Total assets                                                         $          55,812  $           77,792
                                                                                =================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                         $           1,700  $              950
       Accrued expenses                                                                     5,730               3,774
       Deferred revenue from related party                                                    ---                 591
       Deferred revenue from unrelated parties                                                545                 927
       Payable to related party                                                               ---               2,664
       Current maturity on long-term debt                                                   4,000                 ---
                                                                                -----------------  ------------------
           Total current liabilities                                                       11,975               8,906

Long-term debt, less current maturity                                                       2,932                 ---
Deferred revenue from related party                                                           ---               1,181
Deferred revenue from unrelated parties                                                     1,835               3,019
Minority interest in Revotar                                                                1,840               2,608

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share.
           5,000,000 shares authorized; none issued or outstanding                            ---                 ---
       Common stock, par value $.005 per share.  At September 30, 2003
           75,000,000 shares authorized; 44,794,942 shares issued.
           At December 31, 2002, 75,000,000 shares authorized;
           44,015,364 shares issued.                                                          224                 220
       Additional paid-in capital                                                         213,502             211,847
       Deferred compensation expense                                                         (264)               (223)
       Treasury stock, 213,000 shares                                                      (1,602)             (1,602)
       Accumulated other comprehensive income                                                 116                   1
       Accumulated deficit                                                               (174,746)           (148,165)
                                                                                -----------------  ------------------
           Total stockholders' equity                                                      37,230              62,078
                                                                                -----------------  ------------------
           Total liabilities and stockholders' equity                           $          55,812  $           77,792
                                                                                =================  ==================

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                       2003           2002                2003            2002
                                                                  -------------   -------------      --------------   --------------
Revenues:
      Research agreements                                         $         761   $         827               2,245   $       2,654
      Collaborative research and development from
          Encysive, L.P.                                                    ---             286                 664             772
      Royalty income, net                                                 1,382             676               3,642           2,481
      License fees, milestones and grants                                 1,270             616               2,306           1,717
                                                                  -------------   -------------       -------------   -------------
          Total revenues                                                  3,413           2,405               8,857           7,624
                                                                  -------------   -------------       -------------   -------------
Expenses:
      Research and development                                            8,586           5,286              19,109          16,107
      Purchase of in-process research and development                       ---             ---               8,363             ---
      Equity in loss of Encysive, L.P.                                      ---           1,838               2,386           6,305
      General and administrative                                          2,840           2,041               7,252           6,803
                                                                  -------------   -------------       -------------   -------------
          Total expenses                                                 11,426           9,165              37,110          29,215
                                                                  -------------   -------------       -------------   -------------

          Operating loss                                                 (8,013)         (6,760)            (28,253)        (21,591)

Investment income, net                                                      267             556                 904           1,936
                                                                  -------------   -------------       -------------   -------------
          Loss before minority interest                                  (7,746)         (6,204)            (27,349)        (19,655)

Minority interest in loss of Revotar                                        265             364                 768             844
                                                                  -------------   -------------       -------------   -------------

      Net loss                                                           (7,481)         (5,840)            (26,581)        (18,811)

Other comprehensive gain or loss
      Unrealized gain or (loss) on foreign currency translation             (52)             64                 115             208
                                                                  -------------   -------------       -------------   -------------

          Comprehensive loss                                      $      (7,533)  $      (5,776)            (26,466)  $     (18,603)
                                                                  =============   =============       =============   =============
Net loss per common share-
      basic and diluted                                           $       (0.17)  $       (0.13)              (0.61)  $       (0.43)
                                                                  =============   =============       =============   =============

Weighted average common shares used to compute
      basic and diluted net loss per share                           43,914,497      43,798,840          43,801,837      43,719,884
                                                                  =============   =============       =============   =============

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ----------------------------------------------
                                                                                   2003                     2002
                                                                           ---------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $             (26,581)  $              (18,811)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                                      768                      800
          Equity in loss of Encysive, L.P.                                                 2,386                    6,305
          Purchase of in-process research and development                                  8,363                        -
          Minority interest in loss of Revotar                                              (768)                    (844)
          Expenses paid with stock                                                           356                      257
          Stock based compensation expense                                                   400                      260
          Loss on disposition of fixed assets                                                  2                        -
          Amortization of premium/discount on investments                                    183                       93
    Change in operating assets and liabilities:
         Decrease in interest receivable included in short-term
            and long-term investments                                                        259                      284
         Increase in accounts receivable                                                    (301)                     (94)
         Decrease in prepaids                                                                990                        7
         Decrease in other current receivables                                               131                      143
         Decrease in receivable from related party under
            collaborative arrangement                                                        393                      901
         Increase (decrease) in current liabilities                                        2,634                   (1,162)
         Decrease in liability to related party                                           (5,051)                  (7,097)
        ( Decrease) increase in deferred revenue from unrelated parties                   (1,565)                     389
         Decrease in deferred revenue from related party                                    (136)                    (868)
                                                                           ---------------------   ----------------------
           Net cash used in operating activities                                         (17,537)                 (19,437)
                                                                           ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of equipment and leasehold improvements                                        (249)                  (2,049)
   Grants received for purchases of equipment                                                185                      167
   Purchase of in-process research and development                                        (4,000)                       -
   Purchases of investments                                                              (12,953)                 (72,850)
   Maturities of investments                                                              33,062                  102,985
                                                                           ---------------------   ----------------------
           Net cash provided by investing activities                                      16,045                   28,253
                                                                           ---------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings from minority shareholders of Revotar                                          905                        -
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                                   863                      483
                                                                           ---------------------   ----------------------
           Net cash provided by financing activities                                       1,768                      483

Effect of exchange rate changes on cash                                                        8                       13
                                                                           ---------------------   ----------------------
   Net increase in cash and cash equivalents                                                 284                    9,312

Cash and cash equivalents at beginning of period                                          21,228                   10,086
                                                                           ---------------------   ----------------------

Cash and cash equivalents at end of period                                 $              21,512   $               19,398
                                                                           =====================   ======================

Supplemental schedule of noncash financing activities:

   Deferred compensation expense                                           $                 211   $                  249
   Issuance of Common Stock for expenses                                                     356                      257
   Acquisition of equipment under capital leases                                               -                       34
   Interest paid                                                                              76                        2
                                                                           =====================   ======================

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company" or "Encysive") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2003.

(2)    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (a) Organization

           The Company is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, Encysive, through its wholly owned subsidiary, EP-ET, LLC, a Delaware limited liability company, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. Encysive and ICOS were both 50% owners in ICOS-TBC until April 22, 2003, at which time the Company purchased ICOS's share of ICOS-TBC and changed the name of ICOS-TBC to Encysive, L.P. ("ELP"). The acquisition of ICOS's ownership interest in ICOS-TBC is referred to herein as the "Acquisition." See Note
       13. During the third quarter of 2000, Encysive formed Revotar Biopharmaceuticals AG, a German corporation ("Revotar"), to conduct research and development for novel small molecule compounds and to develop and commercialize the Company's selectin antagonists. The Company retained an approximately 55% interest in Revotar. The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may be unsuccessful. Sales of the Company's first product for which it receives royalty income, Argatroban, began during November 2000.

       (b) Basis of Consolidation

           The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, IPI, ELP and EP-ET, LLC, and its majority controlled subsidiary, Revotar. All material intercompany balances and transactions have been eliminated.

       (c) Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

           Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with original maturities of less than one year and greater than three months at the purchase date. Long-term investments consist of debt securities with a remaining maturity of one to four years. The Company classifies all short-term and long-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term and long-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline were other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. The Company has classified as restricted, cash deposited with a bank as security for certain foreign exchange futures contracts. See Note
       12. Of those securities classified as long-term investments, the Company has pledged U.S. Government agency securities having a purchase price of $3,000,000 and corporate securities having a purchase price of $4,011,000 as collateral for a letter of credit securing a note payable to ICOS. See
       Note 13. Composition of short-term and long-term held-to-maturity investments was as follows ($ in thousands):

                                                       As of September 30, 2003
                                    ---------------------------------------------------------------
                                                         Gross             Gross         Estimated
Short-term investments                Amortized       Unrealized        Unrealized         Fair
   Held-to-maturity                      Cost            Gains            Losses           Value
   ----------------                 -------------    -------------     ------------     -----------
U.S. Government agency securities   $       6,047    $          20     $        ---     $     6,067

Corporate commercial paper
and loan participations                     9,077               50              (86)          9,041

Corporate debt securities                   6,082               15               (8)          6,089
                                    -------------    -------------     ------------     -----------
Total short-term
 held-to-maturity investments       $      21,206    $          85     $        (94)    $    21,197
                                    =============    =============     ============     ===========

                                                         Gross             Gross         Estimated
Short-term investments                Amortized       Unrealized        Unrealized         Fair
   Held-to-maturity                      Cost            Gains            Losses           Value
   ----------------                 -------------    -------------     ------------     -----------
U.S. Government agency securities   $       2,015    $           3     $        ---     $     2,018

Corporate commercial paper
and Loan participations                     2,005               52              (13)          2,044

Corporate debt securities                   1,001               45               (3)          1,043
                                                     -------------     ------------     -----------
Total long-term
 held-to-maturity investments       $       5,021    $         100     $        (16)    $     5,105
                                    =============    =============     ============     ===========

                                                       As of December 31, 2003
                                    ---------------------------------------------------------------
                                                         Gross             Gross         Estimated
Short-term investments                Amortized       Unrealized        Unrealized         Fair
  Held-to-maturity                      Cost            Gains            Losses           Value
  ----------------                  -------------    -------------     ------------     -----------
U.S. Government agency
securities                          $       4,017    $          63     $        ---     $     4,080

Corporate commercial paper                 20,231              ---              (70)         20,161

Corporate debt securities                   2,285              ---              (13)          2,272
                                                     -------------     ------------     -----------
Total short-term
 held-to-maturity investments       $      26,533    $          63     $        (83)    $    26,513
                                    =============    =============     ============     ===========

                                                         Gross             Gross         Estimated
Short-term investments                Amortized       Unrealized        Unrealized         Fair
  Held-to-maturity                       Cost            Gains            Losses           Value
  ----------------                  -------------    -------------     ------------     -----------
U.S. Government agency
securities                          $      12,102    $          62     $        ---     $    12,164

Corporate commercial paper                  5,052              126              ---           5,178

Corporate debt securities                   3,090               65               (8)          3,147
                                    -------------    -------------     ------------     -----------
Total long-term
 held-to-maturity investments       $      20,244    $         253     $         (8)    $    20,489
                                    =============    =============     ============     ===========

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

       (f) Research and Development Costs

           All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits charged to research and development in the three-month periods ended September 30, 2003 and 2002 were approximately $2,090,000 and $2,421,000, respectively, and the nine-month periods ended September 30, 2003 and 2002 were approximately $6,674,000 and $6,979,000, respectively. Net purchase price related to the acquisition of in-process research and development is expensed as incurred.

       (g) Net Loss Per Common Share

           Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended September 30, 2003 and 2002, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,914,497 and 43,798,840 shares, respectively. Weighted average common shares used to compute basic and diluted net loss per common share for the nine-month periods ended September 30, 2003 and 2002 were 43,801,837 and 43,719,884 shares, respectively. Securities convertible into Common Stock comprised of stock options, warrants and unvested shares of restricted common stock totaling 5,511,513 and 5,367,964 shares at September 30, 2003 and 2002, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

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

       (k) Intangible Assets

           Intangible assets, included in other assets, consisting of amounts paid for products approved by the United States Food and Drug Administration ("FDA"), are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense for each of the three-month periods ended September 30, 2003 and 2002 was $27,000, and in the nine-month periods ended September 30, 2003 and 2002 was $80,000. Amortization of intangible assets is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

       (l) Treasury Stock

           Treasury stock is recorded at cost. Pursuant to a stock repurchase program, the Company repurchased 213,000 shares during the year ended December 31, 2001.

       (m) Stock Based Compensation

           At September 30, 2003, the Company has six stock-based compensation plans for employees and non-employee directors, which are described more fully in Note 4. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Net loss in the three and nine-months ended September 30, 2003 and 2002 included stock-based compensation expense as a result of modifications made to certain options previously issued to retiring employees, modification of certain warrants previously issued to a former consultant, and the grant of shares of restricted common stock to certain employees. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (amounts in thousands, except for per share data).

                                             Three Months Ended                Nine Months Ended
                                                September 30,                    September 30,
                                        ------------------------------     --------------------------
                                           2003            2002               2003           2002
                                        ------------     ----------        -----------    -----------
Net loss, as reported                   $     (7,481)    $   (5,840)       $   (26,581)   $   (18,811)

Add:  Stock-based employee
      compensation expense
      included in reported
      Net loss                                    29             --                 57            178

Deduct:  Total stock-based
      employee compensation
      expense determined
      under fair value method
      for all awards                            (556)        (1,143)            (2,367)        (3,191)
                                        ------------     ----------        -----------    -----------
Pro forma net loss                      $     (8,008)    $   (6,983)       $   (28,891)   $   (21,824)
                                        ============     ==========        ===========    ===========
Loss per share:
      As reported, basic and
      diluted                           $      (0.17)    $    (0.13)       $     (0.61)   $     (0.43)
      Pro forma, basic and diluted      $      (0.18)    $    (0.16)       $     (0.66)   $     (0.50)


           The per-share weighted average fair value of stock options granted during the three-month periods ended September 30, 2003 and 2002 was $3.02 and $1.24, respectively, and in the nine-month periods ended September 30, 2003 and 2002 was $1.02 and $3.44, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                           Three Months Ended                Nine Months Ended
                                              September 30,                    September 30,
                                     --------------------------------    ---------------------------
                                         2003             2002               2003            2002
                                     -------------    ------------        -----------     -----------
Expected dividend yield                   0.0%            0.0%                0.0%           0.0%
Risk-free interest rate                   3.1%            2.6%                2.6%           2.8%
Expected volatility                      76.9%           70.3%               73.8%          74.3%
Expected life in years                   4.63            4.00                4.50           4.54

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

       (p) New Accounting Pronouncements

            In January 2003, the FASB issued FASB Interpretation ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The adoption of FIN No. 46 by the Company did not have any impact upon its financial condition or results of operations.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS150"). The Company's adoption of SFAS150 did not have a significant impact on its financial condition or results of operations.

        (q)Reclassifications

           Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2003 presentation with no effect on net loss or stockholders' equity previously reported.

(3)    CAPITAL STOCK

       The Company has reserved Common Stock for issuance as of September 30, 2003 as follows:

Stock option plans...................................              6,933,446
Warrants outstanding.................................                142,858
                                                                   ---------
      Total shares reserved..........................              7,076,304
                                                                   =========

     The Company's only warrants outstanding at September 30, 2003 include 142,858 warrants issued to Genentech in 1997. The Genentech warrants expire in October 2004, and have an exercise price of $14.00 per share. In September 2003, the Company settled a dispute with a former consultant and agreed to modify the exercise price of certain warrants, issued to such former consultant in 1999, to purchase 103,728 shares, from $4.25 per share to $2.25 per share. Those warrants were then exercised in a cashless exercise, pursuant to which the Company issued 67,261 shares and recorded stock based compensation expense of approximately $207,000, which is included in general and administrative expenses in the three and nine-month periods ended September 30, 2003.

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

       A summary of stock options as of September 30, 2003, follows:

                               EXERCISE PRICE                               EXERCISED/                AVAILABLE
    STOCK OPTION PLANS           PER SHARE       AUTHORIZED    OUTSTANDING    OTHER      EXERCISABLE  FOR GRANT
    ------------------           ---------       ----------    -----------    -----      -----------  ---------
1990 Plan.................     $ 1.38-$21.59       285,715         61,919     223,796        61,919          ---
1992 Plan.................     $ 1.41-$21.59     1,700,000        438,338   1,261,662       438,338          ---
Director Plan.............     $ 3.50-$ 4.54        71,429         19,954      51,475        19,954          ---
1995 Plan.................     $ 0.93-$21.59     2,000,000      1,336,280     468,966     1,284,280      194,754
1995 Director Plan........     $ 1.38-$11.31       800,000        446,596      80,547       354,096      272,857
1999 Plan.................     $ 0.93-$20.13     4,750,000      2,537,006     587,252     1,025,220    1,625,742
                                                 ---------      ---------   ---------     ---------   ----------
       TOTALS.............                       9,607,144      4,840,093   2,673,698     3,183,807    2,093,353
                                                 =========      =========   =========     =========   ==========

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

         In September 2003, the Company issued 10,000 shares of restricted Common Stock to the new Chief Medical Officer. The shares will vest in 1/3 increments over three years based upon the hire date. The Company recorded deferred compensation expense of $47,000, which is being recognized over the vesting period.

         In conjunction with the retirement of the Company's former chief executive officer, the Company modified provisions regarding vesting and time to exercise of certain stock options of the officer and recorded compensation expense of approximately $173,000, which is included in general and administrative expenses, during the nine months ended September 30, 2002.

(5)    INCOME TAXES

       The Company did not incur tax expense during the three and nine-month periods ended September 30, 2003, due to operating losses and the related increase in the valuation allowance.

(6)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consist of the following (amounts in thousands):

                                                    SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                    -------------------         ------------------
Laboratory and office equipment                     $            10,952          $          10,667
Leasehold improvements                                            4,311                      4,311
                                                    -------------------          -----------------
                                                                 15,263                     14,978
Less accumulated depreciation and amortization                   10,164                      9,399
                                                    -------------------          -----------------
                                                    $             5,099          $           5,579
                                                    ===================          =================

(7)    ENTITY-WIDE GEOGRAPHIC DATA

       The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations (amounts in thousands):

                                     SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                     -------------------      ------------------
Long-lived assets:
   United States                     $             4,491      $            4,884
   Germany                                         1,291                   1,457
                                     -------------------      ------------------
Total                                $             5,782      $            6,341
                                     ===================      ==================

                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                               ------------------                      -----------------
                        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                           2003                2002                2003                2002
                           ----                ----                ----                ----
Revenues:
   United States     $           3,245   $           2,308   $           8,264   $           7,390
   Germany                         168                  97                 593                 237
                     -----------------   -----------------   -----------------   -----------------
Total                $           3,413   $           2,405   $           8,857   $           7,624
                     =================   =================   =================   =================

(8)    RESEARCH AGREEMENTS

       Under the terms of the Company's agreement with ICOS-TBC, prior to the Acquisition, the Company provided, and was reimbursed for, research and development activities conducted on behalf of ELP. See Note 9 and Note 13.

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

              In May 2001, the Company received a $1.8 million payment (net of tax) from Mitsubishi upon the initial enrollment of a patient in a clinical trial evaluating Argatroban in stroke. The recognition of this milestone payment was deferred and recognized monthly over the development period, which was estimated to be the 56-month period ended December 31, 2005. See Note 2(h). In the 2002 fourth quarter, the Company released preliminary results of the stroke trial and reported it was unlikely that the Company would proceed independently with Phase III development. Because the Company continued to incur expenses associated with the trial, such as data analysis, management determined it was appropriate to continue to recognize the remaining deferred revenue over the original deferral period. In each subsequent quarter, the Company evaluated the appropriateness of continuing to recognize the remaining deferred milestone. In the 2003 third quarter, management recognized the remaining deferred revenue of approximately $870,000. This decision was based upon several factors, including the likelihood of successfully obtaining outside financial support for Phase III development and the Company's capital resources compared with the capital requirements necessary to complete the research and development.

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

       Schering-Plough Research Collaboration and License Agreement

           On June 30, 2000, the Company and Schering-Plough ("Schering") entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma. Schering and the Company agreed to extend Schering's support of the research collaboration to a fourth year, through June 30, 2004.

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

       During the third quarter of 2000, Encysive formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other Encyisve research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into its consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The minority interest in Revotar at September 30, 2003 and December 31, 2002, was $1,840,000 and $2,608,000, respectively. The Company's consolidated net loss for the three-month periods ended September 30, 2003 and 2002 was reduced by $265,000 and $364,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses. Consolidated net loss for the nine-month periods ended September 30, 2003 and 2002 was reduced by $768,000 and $844,000, respectively, for the Revotar minority shareholders' interest.

       Revotar has been awarded research grants from the German government, and earned approximately $168,000 and $97,000 during the three-month periods ended September 30, 2003 and 2002, respectively, which is included in license fees, milestones and grants. German government research grants of $593,000 and $234,000 were earned by Revotar in the nine-month periods ended September 30, 2003 and 2002, respectively and included in license fees, milestones and grants.

       In addition to the research grants discussed above, Revotar received grants from the German government to purchase certain research equipment, totaling $185,000 and $167,000 in the nine months ended September 30, 2003 and 2002, respectively. The equipment grants are being recognized into income over the estimated useful life of the assets.

       The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment will be approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate will be reset to the U.S. prime rate plus 2.5% if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced approximately $2,237,000 to Revotar as of September 30, 2003. As of September 30, 2003, the minority shareholders of Revotar have advanced approximately $932,000 to Revotar. Revotar's management has informed the Company that they anticipate

Revotar will borrow the remaining commitment from the minority shareholders in the fourth quarter of 2003, and the remaining commitment from the Company of approximately $1.1 million in the first quarter of 2004. The loan from the Company is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment, and recorded gains on forward contracts of $4,000 and $62,000 in the three and nine months ended September 30, 2003, respectively.

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

(11)   401(k) PLAN

       The Company has a 401(k) plan under which all employees with three months of service are eligible to participate and may contribute up to 60% of their compensation, with a maximum contribution of $12,000 per employee in 2003. Under the terms of the Economic Growth and Tax Relief Reconciliation Act, employees aged 50 or older may contribute an additional $2,000 to the 401(k) Plan in 2003, such additional contribution would be eligible for employer matching. The Company provides a matching contribution of $0.50 on the dollar of employee contributions up to 6% of salaries. Charges to operating expense for employer match during the three-month periods ended September 30, 2003 and 2002 were approximately $37,000 and $52,000, respectively. During the nine-month periods ended September 30, 2003 and 2002 charges to operating expense for employer match were $123,000 and $155,000, respectively.

(12)   COMMITMENTS AND CONTINGENCIES

       (a) Foreign Currency Exchange Risk

           The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

           The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included an unrealized loss of $52,000 and an unrealized gain of $64,000, respectively, in its comprehensive loss for the three-month periods ended September 30, 2003 and 2002, and unrealized gains of $115,000 and $208,000 in the nine-month periods ended September 30, 2003 and 2002, respectively. The Company had an intercompany receivable from its German subsidiary at September 30, 2003 and December 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. Revotar's management has informed the Company that Revotar anticipates that it will borrow the remaining commitment from its minority shareholders in the fourth quarter of 2003, and the remaining commitment from the Company of approximately $1.1 million in the first quarter of 2004. Loans by the Company to Revotar are denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment. Revotar recorded gains of $4,000 and $62,000 in the three and nine months ended September 30, 2003 on forward contracts. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially.

       (b) Other Contingencies

           Like other biopharmaceutical companies, the Company is subject to other contingencies, including legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, and product liability. The Company may be involved in legal actions from time to time. The Company has used various substances in its research and development which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. The Company is presently involved in a legal action, which is not expected to have a material adverse effect upon the results of operations or financial condition of the Company.

(13)   ACQUISITION

         On April 22, 2003, the Company and ICOS executed a purchase and sale agreement (the "Acquisition Agreement") pursuant to which the Company purchased the partnership interest of ICOS and its subsidiaries in ELP. The partnership had no assets other than its rights to the in-process research and development of the endothelin receptor antagonist program. Under the Agreement, the Company agreed to pay to ICOS a purchase price of $10,000,000, of which $4,000,000 was paid on April 22, 2003. The remaining $6,000,000 is subject to a secured promissory note (the "Note") which requires a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the Note shall accrue interest at a rate which approximates the three-month London interbank offering rate for U.S. Dollars ("LIBOR") plus 1.5%. The interest rate was established on April 22, 2003 at approximately 2.82%, and then was adjusted on the first business day of July to approximately 2.78%. The next LIBOR adjustment days are the first business days of October and January. Interest is payable on or before the tenth day after each LIBOR Adjustment Date. The Company's obligations under the Note are secured with an irrevocable standby letter of credit, for which the Company has pledged marketable securities with an amortized cost of $7,011,000.

         Since the only asset acquired was in-process research and development, the Company recorded a charge for in-process research and development of $10,000,000 less unamortized deferred revenues of $1,637,000. The unamortized deferred revenues of $1,637,000 relate to the previous payments received from ELP that were being amortized into income over the estimated remaining development period. Due to the short-term nature of the Note and the associated interest rate, the Note was not discounted when calculating the in-process research and development charge.

         Following the Acquisition, the Company changed the name of ICOS-TBC to Encysive, L.P. The Company's consolidated financial statements include the accounts of ELP.

         The following pro forma summary of operations for the three and nine-month periods ended September 30, 2003 and 2002 are based upon the historical financial statements of the Company and ELP after giving effect to the Acquisition, as if the combination had occurred on January 1, 2002.

                         Pro Forma Summary of Operations
                  Amounts in thousands (except per share data)

                     Three Months Ended September 30, 2003    Three Months Ended September 30, 2002
                     -------------------------------------    -------------------------------------
                                   Pro Forma                                Pro Forma
                      Historical   Adjustment  Pro Forma       Historical   Adjustment    Pro Forma
                      ----------   ----------  ---------       ----------   ----------    ---------
Total Revenues       $     3,413          --   $    3,413     $     2,405   $     (574)  $     1,831
Net Loss                  (7,481)         --       (7,481)         (5,840)      (2,126)       (7,966)
                     ===========               ==========     ===========                ===========
Net loss per
 common share-
  basic and diluted        (0.17)                   (0.17)          (0.13)                     (0.18)

                     Nine Months Ended September 30, 2003      Nine Months Ended September 30, 2002
                     ------------------------------------      ------------------------------------
                                   Pro Forma                                Pro Forma
                      Historical   Adjustment  Pro Forma       Historical   Adjustment    Pro Forma
                      ----------   ----------  ---------       ----------   ----------    ---------
Total Revenues       $     8,857   $     (800) $    8,057     $     7,624   $   (1,635)  $     5,989
Net Loss                 (26,581)       8,227     (18,354)        (18,811)      (7,168)      (25,979)
                     ===========               ==========     ===========                ===========
Net loss per
 common share-
  basic and diluted        (0.61)                   (0.42)          (0.43)                     (0.59)

         Pro forma adjustments include eliminating the $8,363,000 charge for purchase of in-process research and development upon the Acquisition, elimination of intercompany revenues between the Company and ELP, elimination of recognition of license fee and milestones received by the Company from ELP, and recognition of ICOS's share of partnership expenses in the three and nine-month periods ended September 30, 2003 and 2002.

ITEM 2.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

         GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We received a formal Written Request from FDA to conduct a study with Argatroban in pediatric patients. Upon completion of this study, we will be eligible for an additional six months of market exclusivity. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires in 2010. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents. The composition of matter patent on Argatroban has expired. The Company has access to other patents held by Mitsubishi, however, these are not being utilized currently.

                        RESEARCH AND DEVELOPMENT PROGRAMS

Presently, we have four major product development programs.

Endothelin Antagonist Program. We are developing sitaxsentan, an endothelin(A) receptor antagonist, or ET(A), for the treatment of pulmonary arterial hypertension ("PAH"). During June 2000, ELP was formed to develop and commercialize ET(A) receptor antagonists. During 2002, ELP successfully completed STRIDE 1, a Phase IIb/III pivotal clinical trial in pulmonary arterial hypertension with sitaxsentan. TBC3711, a second generation ET(A), has previously completed Phase I clinical trials and may be developed for cardiovascular or other diseases. We have initiated a pivotal Phase III trial in PAH, "STRIDE 2." STRIDE 2 will be of 18 weeks duration and will test two doses of sitaxsentan (100 mg and 50 mg), versus placebo, dosed once daily in a double blind fashion. In addition, a randomized bosentan (Tracleer(TM)) arm will be included. Bosentan is currently the only approved endothelin antagonist available. In June 2003, we received a Special Protocol Assessment from the FDA confirming that STRIDE 2, together with the results of STRIDE 1 and planned supportive trials will be sufficient for filing a new drug application ("NDA"). We anticipate enrollment will complete in the spring of 2004 with results available in the second half of 2004. We anticipate that the NDA submission may occur between the end of year 2004 and first quarter of 2005.

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

Vascular Inflammation Program. Revotar, our majority owned German affiliate located in Berlin is developing a selectin antagonist, bimosiamose, for the treatment of asthma, psoriasis and atopic dermatitis. The intravenous form of the drug demonstrated positive anti-inflammatory effects in Phase II clinical trials. Revotar was formed during 2000, to further the development of this program. Revotar completed Phase I clinical trials for asthma utilizing an inhaled form of bimosiamose. A Phase IIa clinical trial with an inhaled form of bimosiamose was completed in the second quarter of 2003 and positive preliminary results were released in August 2003. A Phase IIa clinical trial in psoriasis and atopic dermatitis commenced during the fourth quarter of 2003, using a topical formulation. A Phase IIa proof-of-concept clinical trial in psoriasis, completed during 2002 with an injectable form of bimosiamose, indicated a potential for efficacy. We are also conducting research with respect to other cell adhesion molecules including vascular cell adhesion molecule, or VCAM, junctional adhesion molecules, or JAM 2/3 and several integrins including very late antigen 4, or VLA-4, (alpha)4(beta)7 and others to develop antagonists for the treatment of asthma, rheumatoid arthritis, multiple sclerosis, restenosis and inflammatory bowel disease.

We have signed a collaboration and license agreement for the VLA-4 program with Schering-Plough and have received a milestone payment from Schering-Plough for nominating a compound as a clinical candidate. Additionally, we are conducting research on backup VLA-4 antagonists for Schering-Plough under this agreement. Schering-Plough and Encysive have agreed to extend the research agreement for another year, through June 2004.

Vascular Disease. Many disease processes involve changes in blood vessels and heart tissue. There are numerous mediators, like endothelin, which may contribute to the development of these diseases. Several of these act though G-protein coupled receptors, GPCRs, to carry out their action. We are conducting research on GPCRs to identify inhibitors which could be useful in treating diseases including congestive heart failure, CHF, ischemic stroke and acute myocardial infarction.

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

         - We defer the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements that have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether or not the Company continues to have obligations under the terms of the arrangement.

         - License fees received under the terms of licensing agreements for our intellectual property are similarly deferred, and amortized into income over the estimated developmental period of the licensed item or items.

         - Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

         Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At September 30, 2003, remaining deferred revenue was approximately $2.4 million, of which we expect to recognize approximately $0.5 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

Stock Options

         We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") in accounting for our stock option plans and apply FASB Statement No. 123, "Accounting for Stock-Based Compensation," and related interpretations ("FAS 123") in reporting for our stock option plans. APB 25 utilizes the "intrinsic value" of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the "measurement date" which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our Common Stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees. The pro forma effect of recognizing the fair value of stock option grants to employees on our consolidated results of operations is discussed in Note 2(m), Stock Based Compensation.

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

         We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We may initiate certain commercial activities in the future, which could contribute to future operating losses. We have sustained net losses of approximately $174.7 million from the date of our inception to September 30, 2003. We have primarily financed our operations to date through a series of private placements and public offerings of our Common Stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" of our Annual Report on Form 10-K for the year ended December 31, 2002.

         THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

         From its inception in June 2000 through December 31, 2002, we and ICOS shared equally in the costs of ELP. ICOS informed us, however, that it had reached the conclusion that joint development of the endothelin receptor antagonist program through ELP should not continue. As a result, from January 2003 until the Acquisition, we agreed to be responsible for 100% of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition.

         From its inception in June 2000 through March 31, 2003, we accounted for our investment in ELP under the equity method. As a result of the Acquisition, we now include the accounts of ELP in our consolidated financial statements. A result of the consolidation of ELP into our financial statements is that the revenue item, "Collaborative research and development from Encysive, L.P." and the expense item, "Equity in loss of Encysive, L.P." are eliminated and the operating expenses of ELP are included in our operating expenses.

         We have included, in Note 13 to the condensed consolidated financial statements, a pro forma statement of operations which adjusts our historical results for the three and nine months ended September 30, 2003 and 2002 to reflect such results as if the Acquisition had occurred at the beginning of 2002. Although the pro forma results do not necessarily indicate what actual results would have occurred had the Acquisition happened earlier, they do give an indication of the impact of the Acquisition on the reported historical results, and the trends in our business unrelated to the effects of the Acquisition.

REVENUES

         Revenues increased to $3,413,000 from $2,405,000 in the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. Pro forma revenues in the three months ended September 30, 2003 increased to $3,413,000 from $1,831,000 in the three months ended September 30, 2002. The difference between historical and pro forma revenues in the comparable three month periods is the elimination of $286,000 in "Collaborative research and development from Encysive, L.P." and $288,000 in license fee and milestone revenues arising from the amortization of a license fee and milestones previously received from ELP. Pro forma revenues have increased in the third quarter of 2003 compared to the third quarter of 2002 due to increased royalty income on sales of Argatroban partially offset by decreased research agreement income. Royalties in the three months ended September 30, 2003 increased $706,000, or approximately 104%, due to increased sales of Argatroban. In 2002, GSK created a hospital based sales force and initiated programs to increase sales effort on Argatroban in the U.S. and Canada that we believe could have a positive effect on our royalties from GSK. License fees, milestones and grants increased $654,000, or approximately 106%, in the three months ended September 30, 2003 compared with the three months ended September 30, 2002. In the current year period we determined it was appropriate to recognize the remaining deferred milestone payment which had previously been received from Mitsubishi, totaling approximately $870,000. See Note 9.

         Revenues in the nine months ended September 30, 2003 increased to $8,857,000 from $7,624,000 in the nine months ended September 30, 2002. Pro forma revenues increased to $8,057,000 from $5,989,000 in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The difference between historical and pro forma revenues is the elimination of $664,000 and $772,000 in "Collaborative research and development from Encysive, L.P." in the 2003 and 2002 periods, respectively, and the elimination of $136,000 and $863,000 in license fee and milestone revenues in the 2003 and 2002 periods, respectively. Royalty income increased $1,161,000, or approximately 47%, in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 due to higher sales of Argatroban by GSK, as discussed above. Research agreement revenues decreased $409,000, or approximately 15%, for the same reasons as discussed above. Pro forma license fees, milestones and grants increased $1,316,000, or approximately 154%, due to the recognition of the deferred milestone payment from Mitsubishi and the receipt of a milestone payment from Schering-Plough in June 2002.

RESEARCH AND DEVELOPMENT EXPENSE

         The endothelin receptor antagonist program has been conducted within ELP from its inception in June 2000. Prior to December 31, 2002, we included our 50% share of ELP's losses in our financial results under the caption equity in loss of ELP. As discussed above, ICOS informed us that it had reached the conclusion that joint development of the endothelin receptor antagonist program through ELP should not continue. As a result, from January 2003 until the Acquisition, we agreed to be responsible for 100% of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition. Development costs for the endothelin receptor antagonist program during the three months ended September 30, 2003 of $4,366,000 were included in our research and development expenses as a result of the Acquisition and consolidation of ELP. In the nine months ended September 30, 2003, research and development costs of the endothelin receptor antagonist program were $9,670,000, of which $7,284,000 was included in our research and development expenses, and $2,386,000 was reported as equity in loss of ELP. In the three and nine-month periods ended September 30, 2002, comparable endothelin receptor antagonist program expenses were $3,676,000 and $12,610,000, respectively, and reported as our 50% share as equity in loss of ELP. During the three and nine months ended September 30, 2003, ELP began incurring research and development expenses in relation to STRIDE-2, a final pivotal study in PAH. In the 2002 periods, ELP's research and development expenses consisted primarily of costs for the STRIDE-1 trial of sitaxsentan in pulmonary arterial hypertension ("PAH"), which was completed in 2002.

         Research and development expenses in the three months ended September 30, 2003 were $8,586,000, compared with $5,286,000 in the three months ended September 30, 2002. In the third quarter of 2003 the development expenses for the endothelin receptor antagonist program were $4,366,000 and are included in research and development expense, as discussed above. Our share of the endothelin receptor antagonist program for the third quarter of 2002 was $1,838,000 and it was reported as equity in loss of ELP. After taking into consideration the effect of consolidating the endothelin receptor antagonist program, other research and development expenses of $4,220,000 in third quarter of 2003 decreased $1,066,000, or approximately 20%, compared with the third quarter of 2002. In January 2003, we announced a reduction of headcount, primarily in the areas of basic exploratory biology, early stage target identification and support functions.

         Research and development expenses in the nine months ended September 30, 2003 was $19,109,000, compared with $16,107,000 in the nine months ended September 30, 2002. Research and development expense in the nine months ended September 30, 2003 included $7,284,000 of development expenses for the endothelin receptor antagonist program, as a result of the Acquisition and consolidation of ELP. Our share of the endothelin receptor antagonist program expenses incurred prior to the Acquisition were $2,386,000 and $6,305,000 in the nine months ended September 30, 2003 and 2002, respectively, and were reported as equity in loss of ELP. After taking into consideration the effect of consolidating the endothelin receptor antagonist program, other research and development expenses in the nine months ended September 30, 2003 of $11,825,000 decreased $4,282,000, or approximately 27%, compared to the nine months ended September 30, 2002. Clinical trials costs (other than for the endothelin receptor antagonist program) declined $2,493,000 in the current year compared to last year, as we were conducting several trials, primarily ARGIS-I for Argatroban in stroke during the 2002 period. As a result of the January 2003 restructuring, we incurred a restructuring charge of approximately $.5 million, primarily comprised of severance benefits paid to terminated employees, which is included in research and development expense in the nine months ended September 30, 2003. We believe that research and development expenses in the remaining period of 2003 will continue to be higher than in the comparable 2002 periods, as costs associated with the endothelin receptor antagonist program are incurred.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expenses in the three months ended September 30, 2003 and 2002 were $2,840,000 and $2,041,000, respectively. General and administrative expenses in the three months ended September 30, 2003 included $233,000 in patent legal expenses for the endothelin receptor antagonist program, as a result of the Acquisition and consolidation of ELP. General and administrative expense in the current year period includes a charge of $207,000 in non-cash stock based compensation expense associated with the modification of warrants. The increase in general and administrative expense in the current period, other than the effect of consolidating ELP and the modification of warrants, is primarily due to increased insurance costs, recruiting and relocation associated with the hiring of a new vice president of marketing, and commissions on Argatroban due to higher sales.

         General and administrative expenses in the nine months ended September 30, 2003 and 2002 were $7,252,000 and $6,803,000, respectively. General and administrative expenses in the nine months ended September 30, 2003 included $605,000 in patent legal expenses for the endothelin receptor antagonist program, as a result of the Acquisition and consolidation of ELP. After considering the effect of the Acquisition and the modification of certain warrants, discussed above, other general and administrative expenses decreased $363,000 in the current year. The remaining decrease in general and administrative expenses is primarily due to reduced salary and wages expense because of the retiring chief executive officer, partially offset by the increase commissions, non-cash stock based compensation expense, insurance and recruiting and relocating expenses, as discussed above.

TOTAL OPERATING EXPENSE

         Total operating expenses in the three months ended September 30, 2003 increased $2,261,000 compared to the three months ended September 30, 2002. As discussed above, we believe that research and development expenses in the remaining months of 2003 will continue to be higher than in the comparable periods of 2002, primarily due to costs associated with the endothelin receptor antagonist program. Total operating expenses in the nine months ended September 30, 2003 increased $7,895,000 compared to the nine months ended September 30, 2002. The 2003 period included a one-time charge of $8,363,000 for purchase of in-process research and development as a result of the Acquisition, however, and after taking this charge into consideration, other expenses declined $468,000, or approximately 2%, compared with the nine months ended September 30, 2003.

OPERATING LOSS

         Operating loss in the three months ended September 30, 2003 increased $1,253,000 compared with the three months ended September 30, 2002, primarily due to the costs associated with the endothelin receptor antagonist program. In the nine months ended September 30, 2003 operating loss increased $6,662,000 compared to the nine months ended September 30, 2002, primarily due to the $8,363,000 charge as discussed above.

         Investment income in the three and nine months ended September 30, 2003 declined $289,000 and $1,032,000 compared to the three and nine months ended September 30, 2002, respectively. The decline is primarily due to lower levels of funds available for investment in the current year periods.

         The minority interest in the loss of Revotar in the three and nine month periods decreased $99,000 and $76,000, respectively, primarily as a result of reduced spending at Revotar in the 2003 periods.

         Net loss in the three months ended September 30, 2003 increased $1,641,000 compared with the three months ended September 30, 2002, primarily due to the increased costs associated with the endothelin receptor antagonist program, as discussed above. Pro forma net loss decreased $485,000 due to higher pro forma revenues in the 2003 period. Net loss in the nine months ended September 30, 2003 increased $7,770,000 primarily due to the $8,363,000 charge for in-process research and development upon the Acquisition. Pro forma net loss decreased $7,625,000 due to higher revenues and decreased expenses in the pro forma results. See Note 13.

                         LIQUIDITY AND CAPITAL RESOURCES

         We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. In September 2003 we filed a shelf registration covering $50 million of Common Stock and once it becomes effective we may enter the market to raise additional capital if the need arises. We have not conducted any offerings in 2003, and have relied on our cash balances from prior offerings and our revenues to fund operations, with the result that our cash balance has decreased in 2003.

         Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $47,739,000 at September 30, 2003, compared with $68,005,000 at December 31, 2002. We used $17,537,000 in cash in operating activities, during the nine months ended September 30, 2003, compared to $19,437,000 used in cash in operating activities during the nine months ended September 30, 2002. The decreased use of cash for operating activities in the current year period is primarily due to lower operating expenses, excluding the $8,363,000 charge for purchase of in-process research and development.

         Cash generated by investing activities primarily reflects the maturity of invested funds which are used to fund our cash requirements for operating activities. Investing activities generated $16,045,000 during the nine months ended September 30, 2003, compared to $28,253,000 in the nine months ended September 30, 2002. Purchases of equipment and leasehold improvements decreased $1,800,000 in the current year, as a result of programs implemented by management to conserve cash. Other than expenditures for purchases of equipment and leasehold improvements, investing activities consist of a $4,000,000 payment to ICOS upon the Acquisition and purchases of and maturities of investments. Revotar has received grants from the German government for purchases of certain capital equipment items, totaling $185,000 and $167,000 in the nine months ended September 30, 2003 and 2002, respectively, which are recognized into income over the estimated useful lives of the assets.

         Cash flows from financing activities in the nine months ended September 30, 2003 increased $1,285,000, compared to the nine months ended September 30, 2002. Proceeds from option exercises for 2003 increased $380,000, compared to 2002. The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans. As of September 30, 2003, the minority shareholders of Revotar have advanced approximately $905,000 to Revotar.

Material Commitments

         As a result of the Acquisition, as discussed in Note 13 to the financial statements included herein, we have made a payment to ICOS of $4 million on April 22, 2003 and agreed to pay $4 million in April 2004 and $2 million in October 2004. The Note is secured with an irrevocable standby letter of credit for which we have pledged marketable securities with an amortized cost of $7,011,000. Pledged securities will be released to us by the bank as payments are made on the Note.

         Our only other material contractual commitments are comprised of a loan commitment to Revotar and office and laboratory facility leases. We and the minority shareholders of Revotar have committed to lend Revotar, on an unsecured basis, approximately $4.5 million, of which our commitment is approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. Our portion of the loan is denominated in U.S. dollars at an interest rate of seven percent fixed for the first two years and resets to the greater of seven percent or U.S. prime plus two and one-half percent on April 1, 2004. As of September 30, 2003, we have advanced $2,237,000 to Revotar under our loan commitment, and we expect to lend our remaining commitment of $1.2 million in the first quarter of 2004. Revotar's management has informed us that under German law, they are unable to make interest payments to shareholders because they have insufficient capital which, we believe, will not have a material effect on our results of operations or financial condition. Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. If it is not successful, Revotar will be unable to repay our loans. A likely result of additional financings would be to reduce our ownership percentage in Revotar.

       We had long-term obligations under our office and laboratory leases and note payable as follows ($ in thousands):

                                       Less than       1-3          4-5       After 5
Contractual Obligations      Total      1 year        years        years       years
-----------------------      -----      ------        -----        -----       -----
   Operating Leases        $   4,873  $   1,616     $   3,126    $    131        ---
    Long-term Debt             6,932      4,000         2,000         932        ---

Outlook for 2003

         In connection with the Acquisition, we announced guidance for 2003 as follows:

Net sales of Argatroban by GSK...............   $30.0 to $35.0 million
Revenues.....................................   $10.0 to $11.5 million
Expenses (1).................................   $50.0 to $53.0 million
Investment income............................   $0.8 to $1.0 million
Estimated net loss...........................   $39.0 to $42.0 million
Cash and investments at year-end 2003........   $30.0 to $32 million

(1) Expenses net of minority interest in Revotar and include a charge of $8.4 million related to the Acquisition.

         These expectations are based upon various assumptions, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among these risks, trends and uncertainties are timing and cost of our clinical trials, attainment of research and clinical goals and milestones of product candidates, and sales levels of Argatroban. We have assumed that sales trends of Argatroban over the previous year will continue. While we do not sell Argatroban, our revenues include a royalty from GSK which is based on sales and will, accordingly, vary with sales. Our actual royalty revenues could vary from our assumptions to the extent that GSK's actual net sales of Argatroban differ from assumed levels.

         As a result of the Acquisition, our projected revenues do not include any revenues associated with ELP beyond the amount recognized through March 31, 2003. Projected revenues contain continued amortization of deferred license fees and milestones previously received from Schering-Plough, Mitsubishi and ELP, which are being deferred over the estimated development period of the respective compound or program. We periodically review our estimates of development periods, and actual recognized revenues could increase or decrease to the extent that we decrease or increase our estimated development periods. We have taken into consideration the renewal of our research agreement with Schering-Plough for an additional year, through June 30, 2004.

         Projected operating expenses are based upon our approved operating budget for the year, adjusted to take into consideration the effect of the Acquisition. After the Acquisition, we became responsible for all development costs of the endothelin receptor antagonist program. We have not assumed significant changes in numbers of employees during year 2003, and other budgeted items remained unchanged from previously projected amounts. Our budgeted expenses also include basic research efforts on our other programs, and levels of administrative support we believe to be necessary.

         Projected investment income assumes that the rate of return on invested funds of approximately 2% on an average of approximately $50 million in funds available for investment throughout the year.

         Cash and investments at year-end is projected based upon our projected sources and uses of cash during the year. In projecting our end of year cash and investment balances, we have not assumed additional financing, or collaborative arrangements other than those in place at this time.

         The range of estimated net loss is based upon our projected revenues and expenses, as discussed above.

         For a number of reasons discussed elsewhere in this Form 10-Q, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See "Additional Risk Factors" in Item 1, "Business" of our annual report on Form 10-K for the year ended December 31, 2002, and "Longer-Term Outlook," below.

Longer-Term Outlook

         We expect to continue to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase in subsequent years because:

         - we expect to incur significant expenses in conjunction with additional clinical trial costs for sitaxsentan and research and clinical trial costs for development of bimosiamose and expect to begin to incur cost for clinical trials related to additional compounds. These costs include:

              - hiring personnel to direct and carry out all operations related to clinical trials;

              - hospital and procedural costs;

              - services of contract research organizations; and

              - purchasing and formulating large quantities of the compound to be used in such trials.

         - There will be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications.

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

         - expenses and risks associated with clinical trials to expand the use of Argatroban and the approval of sitaxsentan;

         -    possible emergence of generic competition;

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

         Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through the end of the third quarter of 2004. We anticipate that we will need to secure additional funds to continue the required levels of research and development to complete the development and submit an NDA for sitaxsentan and to reach our other current long-term goals. We anticipate that the NDA submission may occur between the end of year 2004 and first quarter of 2005. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required. Our strategy for managing our capital requirements includes seeking to license rights to sitaxsentan for select markets, while preferably retaining North American rights. There can be no assurances that such funding or licensing arrangements will be available on acceptable terms. As we review our research and development programs, we may also consider various measures to reduce our costs in order to more effectively utilize our capital resources.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         - This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the drug development process and the timing of regulatory approvals required to market these drugs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

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

         We have a majority-owned subsidiary in Germany and consolidate the results of operations into our consolidated financial results. Although not significant to date, our reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. We, accordingly, included an unrealized loss of $52,000 and an unrealized gain of $64,000, respectively, in our comprehensive loss for the three-month periods ended September 30, 2003 and 2002, and an unrealized gain of $115,000 and $208,000 in the nine-month periods ended September 30, 2003 and 2002, respectively. We had an intercompany receivable from our German subsidiary at September 30, 2003 and December 31, 2002; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. We contract with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially. At this time, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

         To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment from us, discussed above, and recorded gains on such forward contracts of $4,000 and $62,000 in the three and nine months ended September 30, 2003, respectively.

ITEM 4. CONTROLS AND PROCEDURES

         As of the date of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective, providing management with material information relating to the Company that is required to be included in our reports filed or submitted under the Exchange Act on a timely basis. There have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Five reports on Form 8-K were filed during the quarter ended September 30, 2003. A report on Form 8-K was filed on July 3, 2003 which amended a report on Form 8-K dated April 23, 2003 regarding the purchase and sale agreement of ICOS-Texas Biotechnology, L.P. A report on Form 8-K dated August 5, 2003 was filed regarding Encysive's majority-owned German affiliate, Revotar Biopharmaceuticals AG, reporting positive data in asthma with small molecule selectin antagonist. A report on Form 8-K dated August 13, 2003 was filed regarding the company's financial results for second quarter 2003. A report on Form 8-K dated August 20, 2003 was filed regarding the filing of a shelf registration statement on form S-3 with the SEC. A report on Form 8-K dated September 11, 2003 was filed regarding a press release announcing Terrance C. Coyne as Vice President of Clinical Development and Chief Medical Officer.

EXHIBIT NO.                          DESCRIPTION
----------                           -----------
  31.1        Certification of Chief Executive Officer pursuant to Rule
              13a-15(a) / Rule 15d-14(a), promulgated under the Securities
              Exchange Act of 1934, as amended.

  31.2        Certification of Chief Financial Officer pursuant to Rule
              13a-15(a) / Rule 15d-14(a), promulgated under the Securities
              Exchange Act of 1934, as amended.

  32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  10.1 Termination Agreement dated as of September 10, 2003, made by and between Encysive Pharmaceuticals Inc. and Terrance C. Coyne, M.D., incorporated by reference to exhibit 99.2 to Report on Form 8-K
              (Commission File No. 000-20117) dated September 11, 2003.

  10.2 Termination Agreement dated as of June 2, 2003, made by and between Encysive Pharmaceuticals Inc. and Derek J. Maetzold, incorporated by reference to exhibit 99.3 to Report on Form 8-K
              (Commission File No. 000-20017) dated September 11, 2003.

                          ENCYSIVE PHARMACEUTICALS INC.

                                NOVEMBER 6, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 2003.

                                    ENCYSIVE PHARMACEUTICALS INC.

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
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
  31.1        Certification of Chief Executive Officer pursuant to Rule
              13a-15(a) / Rule 15d-14(a), promulgated under the Securities
              Exchange Act of 1934, as amended.

  31.2        Certification of Chief Financial Officer pursuant to Rule
              13a-15(a) / Rule 15d-14(a), promulgated under the Securities
              Exchange Act of 1934, as amended.

  32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  10.1 Termination Agreement dated as of September 10, 2003, made by and between Encysive Pharmaceuticals Inc. and Terrance C. Coyne, M.D., incorporated by reference to exhibit 99.2 to Report on Form 8-K
              (Commission File No. 000-20117) dated September 11, 2003.

  10.2 Termination Agreement dated as of June 2, 2003, made by and between Encysive Pharmaceuticals Inc. and Derek J. Maetzold, incorporated by reference to exhibit 99.3 to Report on Form 8-K
              (Commission File No. 000-20117) dated September 11, 2003.