Form 10-K/A
period 2002-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2003-11-14
CIK 887023

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


                            6700 WEST LOOP, 4TH FLOOR
                              BELLAIRE, TEXAS 77401
                                 (713) 796-8822
   (Address and telephone number of principal executive offices and zip code)

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

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $169,054,000 as of June 28, 2002.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 12, 2003:

             TITLE OF CLASS                            NUMBER OF SHARES
      -----------------------------                    ----------------
      Common Stock, $.005 par value                       43,916,898


     Documents incorporated by reference:

                      DOCUMENT                              FORM 10-K PARTS
     ----------------------------------------------         ---------------
     Definitive Proxy Statement, to be filed within               III
            120 days of December 31, 2002
                 (specified portions)

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

                         TARGET COMPOUND/                                                                    COMMERCIALIZATION
      PROGRAM               DOSE FORM                      INDICATION                    STATUS(1)              RIGHTS(2)
      -------            ----------------                  ----------                    ---------           -----------------
 THROMBOSIS         ARGATROBAN
                    Intravenous                    Anticoagulant therapy for          Marketed product     GlaxoSmithKline
                                                   prophylaxis or treatment of
                                                   patients with HIT

                    Intravenous                    Anticoagulant  therapy for         Marketed product     GlaxoSmithKline
                                                   patients, with or at risk for
                                                   HIT, undergoing PCI

 VASOSPASM/         ENDOTHELIN(A) RECEPTOR
 HYPERTENSION       ANTAGONIST
                    Sitaxsentan (TBC11251)
                    Oral                           Pulmonary Arterial Hypertension    Phase III            Encysive Pharmaceuticals

                    TBC3711
                    Oral                           Pulmonary Arterial Hypertension    Phase I completed    Encysive Pharmaceuticals


                    UROTENSIN RECEPTOR             Various                            Research             Encysive Pharmaceuticals
                    ANTAGONIST

                    OTHER GPCRS                    Various                            Research             Encysive Pharmaceuticals

 VASCULAR           SELECTIN ANTAGONIST (BEING
 INFLAMMATION       DEVELOPED BY REVOTAR)
                    Bimosiamose (TBC1269)

                    Inhaled                        Asthma                             Phase IIa            Revotar

                    Topical-US                     Psoriasis and atopic dermatitis    Phase IIa            Encysive Pharmaceuticals
                    Topical-Outside US             Psoriasis and atopic dermatitis    Phase IIa            Revotar

                    VCAM/VLA-4 ANTAGONIST
                    TBC4746
                    Oral                           Asthma                             Preclinical          Schering Plough
                                                   Multiple Sclerosis                 Preclinical          Schering Plough
                                                   Rheumatoid Arthritis               Preclinical          Schering Plough

                    (ALPHA)4(BETA)7 ANTAGONIST
                    TBC3804
                    Oral                           Inflammatory Bowel Disease         Research             Encysive Pharmaceuticals

                    OTHER CELL ADHESION MOLECULES  Various                            Research             Encysive Pharmaceuticals

(1) Preclinical compounds are compounds undergoing toxicology and pharmaceutical development in preparation for human clinical testing. Research compounds are compounds undergoing basic evaluation and optimization to establish a lead clinical candidate.
(2) Royalties are paid to Mitsubishi for sales of Argatroban and could possibly be paid to Revotar for Bimosiamose, but we receive royalties for Argatroban from GlaxoSmithKline. There is a possibility that in the future we could receive royalties from Revotar and Schering Plough.

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

     The primary endpoint of the Phase IIb/III STRIDE trial was change in percent of predicted maximum amount of oxygen the body can use during a specified period of time (also called maximal oxygen consumption, max VO2 or peak VO2 (PVO2)) from baseline to week 12. The results showed a statistically significant improvement for the 300 mg dose group compared with placebo treatment (7% relative improvement). The primary endpoint was not statistically significant for the 100 mg dose group. A secondary endpoint was change in 6-minute walk distance from baseline to week 12. The results showed statistically significant improvement for both the sitaxsentan 100 mg and 300 mg groups, compared with placebo treatment. The 6-minute walk test is the most widely used efficacy test for drugs treating PAH. The clinical effectiveness of each of the two sitaxsentan dose groups was equivalent for 6- minute walk distance (9% relative improvement). NYHA class improvement, another important measure that reflects limitations in physical activity, was also statistically significant for the sitaxsentan 100 mg and 300 mg dose groups compared with placebo treatment.

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

     Product Candidate -- (alpha)4(beta)7 Antagonists. The integrin (alpha)4(beta)7, which is closely related to VLA-4, is present on leukocytes which locate in the gastrointestinal system. Inhibitors of (alpha)4(beta)7 may be useful in treating inflammatory conditions of the gut such as inflammatory bowel disease (estimated 1,200,000 U.S. patients).

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

     Mitsubishi Pharma Corporation ("Mitsubishi"). We entered into an agreement with Mitsubishi to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2002, we had paid Mitsubishi approximately $237,000 in royalty payments under the agreement. We have also paid Mitsubishi a $500,000 milestone payment under the agreement, and no additional milestone payments are payable to Mitsubishi under the agreement. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we would lose all rights to Argatroban including our right to receive revenues from the sale of Argatroban. Under the agreement, we have access to an improved formulation patent granted in the U.S. in 1993, which expires in 2012, and a use patent in the U.S., which expires in 2009. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes. Additional milestones are dependent on further development of Argatroban in the indication of ischemic stroke. During 2002, we completed a Phase II human clinical trial for Argatroban as a monotherapy treatment for acute ischemic stroke. The clinical trial met the primary safety endpoint and showed positive results in the secondary safety endpoint. In light of a lack of an overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program.

     GlaxoSmithKline. In connection with our development and commercialization of Argatroban, on August 5, 1997, we entered into an agreement with GSK whereby GSK was granted an exclusive sublicense in the U.S. and Canada for the indications of Argatroban that we have licensed from Mitsubishi. GSK has paid $8.5 million in upfront license fees and $12.5 million in milestone payments. No additional license fees or milestone payments are payable to us by GSK under the agreement. We are evaluating the feasibility of development of Argatroban for other indications including use in hemodialysis and PCI.

     The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as PCI) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. As of December 31, 2002, we had received approximately $5.3 million in royalty payments from GSK under the agreement. We will retain the rights to any indications that GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that we may not grant marketing rights to any third parties, and must use our own sales force to commercialize any such indications. Any indications that GSK and TBC elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and TBC to commercialize these indications at TBC's election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK's right to commercialize the indication, with GSK having the first opportunity to commercialize.

     The agreement with GSK generally terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country by country basis by giving us at least three months written notice that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or becomes insolvent. If our agreement with GSK is terminated, we would no longer receive royalties from GSK's sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban. We agreed to pay an agent involved in the negotiation of this agreement a fee based on a percentage of all consideration we receive, including royalties, from sales of Argatroban.

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

     Schering-Plough. In June 2000, TBC and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists, with Schering-Plough having rights to a second integrin antagonist target. In addition to funding research costs, Schering-Plough paid TBC an aggregate of $4 million in upfront license fees and milestone payments, and will pay us additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. We are not currently developing the second integrin antagonist. Schering-Plough will also pay us royalties on product sales resulting from the agreement. Total payments to us for both programs, excluding royalties, could reach $87.0 million. As of December 31, 2002, we had received approximately $8.8 million in research payments from Schering-Plough under the agreement. See Note 8 to the Consolidated Financial Statements for a discussion of this transaction. Although we and Schering-Plough have recently agreed to extend the agreement for another year, through June 2004, Schering-Plough can terminate the research program upon 180 days written notice to us. If this agreement is terminated, we will lose Schering-Plough's funding for the research costs in addition to development milestones and royalties on product sales resulting from the agreement.

     Revotar Biopharmaceuticals, AG. During September 2000, Revotar was formed and we transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. See Note 9 to the Consolidated Financial Statements for a discussion of this transaction. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. We have exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. The primary focus of Revotar has been on the design and initiation of a Phase I trial for bimosiamose using the inhaled formulation of the drug, which was completed during 2001. During 2002, Revotar began a Phase IIa clinical trial in asthma, utilizing the inhaled form and intends to commence a Phase IIa clinical trial in psoriasis utilizing the topical form in 2003.

     In 2002, the stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced approximately $1.2 million to Revotar during 2002.

     Our license agreement with Revotar provides that we will receive royalties from Revotar based on sales of products by Revotar or its licensees, and in certain events, we will receive a portion of royalties, license fees and milestones received by Revotar from its licensees, if any. Revotar will also receive royalties on sales of products by us and our licensees.


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

     We in-licensed the U.S. and Canadian rights to Argatroban in 1993, which included access to an improved formulation patent granted in 1993, which expires in 2012, and a use patent for the use of Argatroban as a fibrinolysis-enhancing agent, which expires in 2009. The Mitsubishi composition of matter patent on Argatroban has expired. We have access to other patents held by Mitsubishi, however, these are not being utilized currently. Argatroban received FDA approval on June 30, 2000. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. We currently market Argatroban and enjoy market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We can obtain an extension under Waxman/Hatch until December 31, 2005 under certain circumstances pertaining to submission of pediatric data. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires in 2010. We will also be submitting a process patent, that expires in 2019, to the FDA for inclusion in the FDA Orange Book of Approved Drug Products. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents.

     Other patents relevant to our key therapeutic programs are discussed in the following table:

       Program            Product               US Patent No.         Expiration       Relevance
       -------            -------               -------------         ----------       ---------
       Inflammation       Bimosiamose           US 5,622,937        April 29, 2014     Composition of matter patent
                          (TBC1269)                                                    for TBC1269 (bimosiamose)
                          Bimosiamose           US 5,712,387         May 20, 2016      Process patent for
                          (TBC1269)                                                    bimosiamose synthesis
                          Integrin/VLA-4        US 6,262,084        April 15, 2019     Composition of matter patents
                                                                                       for integrin antagonists
                          Integrin/VLA-4        US 6,194,448        April 16, 2018     Composition of matter patents
                                                                                       for integrin antagonists
                          Integrin/VLA-4        US 6,096,773        April 15, 2019     Composition of matter patents
                                                                                       for integrin antagonists
       Pulmonary          Sitaxsentan           US 6,342,610       November 5, 2013    Composition of matter patent
       Hypertension                                                                    for endothelin antagonists
                          Sitaxsentan           US 6,432,994        April 28, 2017     Composition of matter patent
                                                                                       for endothelin antagonists

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

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice guidelines and compounds for clinical use must be formulated according to compliance with current Good Manufacturing Practice, or cGMP, requirements. The results of preclinical testing are submitted to the FDA as part of the IND and NDA.

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

     Hazardous Materials. Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we have not had any claims to date on our general liability insurance relative to hazardous materials and although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result. This liability could exceed our financial resources or not be covered by our general liability insurance, which has a policy limit of $7 million. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.


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


     WE HAVE A HISTORY OF OPERATING AND NET LOSSES AND WE MAY NEVER BECOME PROFITABLE.

     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. For the fiscal years ended December 31, 2002, 2001 and 2000 we have incurred net losses of approximately $23.5 million, $19.1 million and $5.7 million, respectively. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary and to market our products. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.


     IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED, WE WILL BE UNABLE TO CONDUCT OUR OPERATIONS AND DEVELOP OUR POTENTIAL PRODUCTS.

     We have financed our research and development activities and other operations primarily through public and private offerings of our common stock and from funds received through our development and funding collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. We have not conducted any equity offerings since 2000, and we have relied on our cash balances from prior offerings and our revenues to fund our operations, with the result that our cash balance has decreased in 2002. As of December 31, 2002, we had cash, cash equivalents and investments in marketable securities of approximately $60.0 million.

     We expect to continue to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We also anticipate that our operating expenses will increase in subsequent years because:

     - we expect to incur significant expenses in conjunction with additional clinical trial costs for sitaxsentan and research and clinical trial costs for development of bimosiamose compounds and expect to begin to incur costs for clinical trials related to additional compounds; and

     - we expect to incur additional costs in future periods related to Argatroban in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications.

     We anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements through the end of the third quarter of 2004. We also anticipate that we will need to secure additional funds to continue the required levels of research and development to complete the development and submit an NDA for sitaxsentan and to reach our other current long-term goals. We anticipate that the NDA submission may occur between the end of year 2004 and first quarter of 2005. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required. Our strategy for managing our capital requirements includes seeking to license rights to sitaxsentan for select markets, while preferably retaining North American rights. We cannot assure you that such funding or licensing arrangements will be available on acceptable terms. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources. In early 2003, we implemented changes to reduce our operating costs, including reducing our research and administration staff. If we are unable to successfully access additional funding, we may be forced to take further cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research or development programs, curtailing capital expenditures or reducing business development and other operating activities. We may also consider seeking collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available or relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.


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

     We have significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:

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

     A number of companies, including Abbott Laboratories and Myogen, Inc., have ET(A) receptor selective antagonist compounds in clinical development, which will be in competition with sitaxsentan. Myogen has begun a Phase IIa trial for its ET(A) compound in PAH. Several companies have non-selective endothelin antagonists in development. Actelion Ltd., a biotechnology company located in Switzerland, and Genentech, Inc. received approval from the FDA to market Tracleer(R) (bosentan) for the treatment of PAH during 2001. In addition to endothelin antagonists, Pfizer is conducting a Phase II trial in the use of Viagra(R) in PAH. If phosphodiesterase 5 inhibitors demonstrate a benefit in PAH patients, we believe they will be used as additive therapy with endothelin antagonists.

     We cannot assure you that technological development by others will not render our products or product candidates uncompetitive or that we will be successful in establishing or maintaining technological competitiveness.

     WE ARE DEPENDENT ON THIRD PARTIES TO FUND, MARKET AND DEVELOP OUR PRODUCTS, INCLUDING ARGATROBAN.

     We rely on strategic relationships with our corporate partners to provide the financing, marketing and technical support and, in certain cases, the technology necessary to develop and commercialize certain of our product candidates. We have entered into an agreement with Mitsubishi to license rights and technology relating to Argatroban in the U.S. and Canada for specified therapeutic indications. Either party may terminate the Mitsubishi agreement on 60 days notice if the other party defaults on its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner due to the above-described termination provisions, the agreement with Mitsubishi expires on the later of the termination of patent rights in a particular country or 20 years after the first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we will lose all rights to Argatroban including our right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.

     We also entered into an agreement with GSK in 1997 whereby we granted an exclusive sublicense to GSK relating to the continued development and commercialization of Argatroban. This agreement provides for the payment of royalties and certain milestone payments upon the completion of various regulatory filings and receipt of regulatory approvals. The agreement generally terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the introduction of a substantial competitor for Argatroban by another pharmaceutical company. GSK also has the right to terminate the agreement on a country by country basis by giving us at least three months written notice based on a reasonable determination by GSK that the commercial profile of the therapeutic indication in question would not justify continued development or marketing in that country. In addition, either we or GSK may terminate our agreement on 60 days notice if the other party defaults on its obligations under the agreement, declares bankruptcy or becomes insolvent. If our agreement with GSK is terminated, we will no longer receive royalties from GSK's sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban.

     As previously discussed, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. Under the terms of the agreement, Schering-Plough obtained the exclusive worldwide rights to develop, manufacture and market all compounds from our library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. We are responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting our research and reimburses us for costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. Total payments to us for both the VLA-4 and an additional program, excluding royalties, could reach $87.0 million. Schering-Plough can terminate the research program upon 180 days written notice to us. If this agreement is terminated, we will lose Schering-Plough's funding for the research costs in addition to development milestones and royalties on product sales resulting from the agreement.

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

     Our success will depend on these and any future strategic alliances. We cannot assure you that we will satisfy the conditions required to obtain additional research or milestone payments under the existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into future strategic alliances on acceptable terms. The termination of any existing strategic alliances or the inability to establish additional collaborative arrangements may limit our ability to develop our technology and may have a material adverse effect on our business and financial condition.


     IF REVOTAR IS UNABLE TO OBTAIN ADDITIONAL FUNDING, INCLUDING THE ADDITIONAL FUNDING THAT WE ARE OBLIGATED TO PROVIDE, WE MAY LOSE OUR RIGHTS TO COMMERCIALIZE BIMOSIAMOSE.

     Revotar is developing a selectin antagonist, bimosiamose, for the treatment of asthma and psoriasis. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. We have exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. In 2002, we and the other stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we advanced approximately $1.2 million to Revotar during 2002. We are not obligated to advance any funds to Revotar in excess of our $3.4 million commitment, and we have no present intention of advancing any other funds to Revotar in excess of such commitment. We believe that Revotar's existing funds, the remaining commitments under the loan agreement and proceeds under German government scientific grants will be sufficient to fund Revotar into the first quarter of 2004. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. We cannot assure you that such funding will be available on acceptable terms. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.


RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

     THE REGULATORY APPROVAL PROCESS IS COSTLY AND LENGTHY AND WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN ALL REQUIRED REGULATORY APPROVALS.

     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S. and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval. For example, we licensed rights to Argatroban in 1993, and incurred costs, including preclinical research studies and clinical trials costs of approximately $43 million prior to its approval by the FDA in June 2000. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.

     The risks associated with the approval process include:

     - delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product to meet a regulatory agency's requirements for safety, efficacy and quality;

     - regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed; and

     -    reliance on FDA guidance in our development plans.


     OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE AND COST MORE THAN WE EXPECT, WHICH MAY RESULT IN OUR DEVELOPMENT PLANS BEING SIGNIFICANTLY DELAYED.

     We will need to conduct clinical studies of all of our product candidates; these studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could cause us to expend substantial additional funds or to delay or modify our plans significantly, which would harm our business, financial condition and results of operations. The factors that could contribute to such cost, delays or modifications include:

     - the cost of conducting human clinical trials for any potential product. These costs can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the development and financial support from corporate partners; and

     - intense competition in the pharmaceutical market, which may make it difficult for us to obtain sufficient patient populations or clinician support to conduct our clinical trials as planned. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate.


     EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY OVERSIGHT, WHICH MAY AFFECT THE SUCCESS OF OUR PRODUCTS.

     Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up Phase IV studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product or with the manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. We have not incurred any material expenses related to the post-marketing review of Argatroban; however, it is likely that post-marketing expenses for sitaxsentan could be more significant than those incurred with Argatroban.

     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

RISKS RELATED TO ONGOING OPERATIONS

     WE ARE DEPENDENT ON QUALIFIED PERSONNEL.

     Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of our management and scientific staff including Bruce D. Given, M.D., our President and Chief Executive Officer, and Richard A. F. Dixon, Ph.D., our Senior Vice President, Research and Chief Scientific Officer, may impede our ability to bring products to market. Drs. Given and Dixon, as well as other members of our management team and scientific staff, have employment agreements with us, which provide for initial one-year terms that renew automatically for successive additional one-year periods unless either party provides notice at least sixty days before the scheduled expiration. We do not maintain key person insurance on any members of our management team and scientific staff. Our success is also dependent on our maintaining and expanding our personnel as needs arise in the areas of research, clinical trial management, manufacturing, and sales and marketing in order to commercialize products. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth in general could pose significant risks to our development and progress.

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


     THE HAZARDOUS MATERIAL WE USE IN OUR RESEARCH AND DEVELOPMENT COULD RESULT IN SIGNIFICANT LIABILITIES, WHICH MAY EXCEED OUR INSURANCE COVERAGE.

     Our research and development activities involve the use of hazardous materials. While we believe that we are currently in substantial compliance with federal, state and local laws and regulations governing the use of these materials, accidental injury or contamination may occur. Any such accident or contamination could result in substantial liabilities, which may exceed our financial resources or not be covered by our general liability insurance, which has a policy limit of $7 million. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future.


     WE MAY BE SUED FOR PRODUCT LIABILITY, WHICH MAY PREVENT OR INTERFERE WITH THE DEVELOPMENT OR COMMERCIALIZATION OF OUR PRODUCTS.

     Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. We maintain product liability insurance in various countries with policy limits of up to $5 million for claims arising from the use of our products in clinical trials prior to FDA approval. Under the agreements with Mitsubishi and GSK, we also maintain product liability insurance with a policy limit of $10 million to cover claims that may arise from the sale of Argatroban. Our existing coverage will not be adequate as we further develop products and as sales of Argatroban continue. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use or sale of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.


RISKS RELATING TO PRODUCT MANUFACTURING AND SALES

     WE HAVE VERY LIMITED MANUFACTURING, MARKETING AND SALES EXPERIENCE.

     We have very limited manufacturing, marketing and product sales experience. If we develop any additional commercially marketable products, we cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital.

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

     Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, each of which could materially impair our competitive position and potential profitability. We cannot assure you that we will be able to enter into any other supply arrangements on acceptable terms, if at all.


     WE ARE DEPENDENT ON A SINGLE SUPPLIER OF ARGATROBAN.

     At the present time, Mitsubishi is the only supplier of Argatroban in bulk form. Mitsubishi has entered into a supply agreement with GSK to supply Argatroban in bulk to meet GSK's and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply GSK with at least 80 percent of its requirements, and such requirements cannot be satisfied by existing inventories, the supply agreement with Mitsubishi provides for the nonexclusive transfer of the production technology to GSK. However, in the event Mitsubishi terminates supplying Argatroban or defaults in its supply commitment, we cannot assure you that GSK will be able to commence manufacturing of Argatroban in a timely manner or that alternate sources of bulk Argatroban will be available at reasonable cost, if at all. If GSK cannot commence the manufacturing of Argatroban or alternate sources of supply are unavailable or are not available on commercially reasonable terms, it could harm our profitability. In addition, finishing and packaging has only been arranged with one manufacturing facility in the U.S. GSK has informed us that they will be finishing and packaging in a GSK facility sometime in the future.


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


     THE SUCCESSFUL COMMERCIALIZATION OF OUR PRODUCTS IS DEPENDENT ON PHARMACEUTICAL PRICING AND THIRD-PARTY REIMBURSEMENT.

     In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payors are increasingly attempting to contain health care costs by limiting both the coverage and the level of reimbursement of drug products. Consequently, the reimbursement status of newly approved health care products is highly uncertain, and we cannot assure you that third-party coverage will be available or that available third-party coverage will enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Our long-term ability to market products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available. Third-party payors are increasingly challenging the prices of medical products and services. Furthermore, inadequate third-party coverage may reduce market acceptance of our products. Significant changes in the health care system in the United States or elsewhere could have a material adverse effect on our business and financial performance.

     Sitaxsentan belongs to a class of drug called endothelin antagonists, which may cause liver and fetal abnormalities. Tracleer(R) (bosentan), a product of Actelion, Inc., also belongs to this class of drug, and the FDA, as a condition for the approval of Tracleer(R), required that Actelion distribute Tracleer(R) via a limited access program. A limited access program is a distribution system which seeks to manage the post marketing risk of an approved medication through:
(i) limited distribution of the medication through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; and (vi) an ongoing comprehensive program to monitor, collect, track and report adverse event and other safety related information from patients receiving the medication. We believe that since sitaxsentan belongs to the same class of drug as Tracleer(R), the FDA will require that sitaxsentan be distributed though a limited access program that may make patient access and reimbursement more difficult.


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

     We cannot assure you that patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted will provide competitive advantages to us. We cannot assure you that our patent applications or pending patent applications, if and when issued, will be valid and enforceable and withstand litigation. We cannot assure you that others will not independently develop substantially equivalent, generic equivalent or superseding proprietary technology or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We may experience a significant delay in obtaining patent protection for our products as a result of a substantial backlog of pharmaceutical and biotechnology patent applications at the PTO. Other competitors may have filed or maintained patent applications for technology used by us or covered by pending applications. In addition, patent protection, even if obtained, is affected by the limited period of time for which a patent is effective.

     GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We have received a formal written request from the FDA to conduct a study with Argatroban in pediatric patients. Upon completion of this study, we will be eligible for an additional six months of market exclusivity. The composition of matter patent on Argatroban has expired. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires in 2010. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents.

     We could also incur substantial costs in filing and prosecuting patent claims, defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The PTO could institute interference proceedings involving us in connection with one or more of our patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The PTO or a comparable agency in a foreign jurisdiction could also institute re-examination or opposition proceedings against us in connection with one or more of our patents or patent applications and such proceedings could result in an adverse decision as to the validity or scope of the patents. As of the date of this Form 10-K, there are no suits, interference proceedings, re-examination proceedings or opposition proceedings, pending or, to our knowledge, threatened against us, with respect to patents issued to or licensed by us or with respect to any patent applications filed by us.

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


     WE RELY ON COMPOUNDS AND TECHNOLOGY LICENSED FROM THIRD PARTIES AND TERMINATION OF ANY OF THOSE LICENSES WOULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

     We have entered into an agreement with Mitsubishi to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes. Additional milestones are dependent on further development of Argatroban in the indication of ischemic stroke. During 2002, we completed a Phase II human clinical trial for Argatroban as a monotherapy treatment for acute ischemic stroke. The clinical trial met the primary safety endpoint and showed positive results in the secondary safety endpoint. In light of a lack of an overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. We are currently in compliance with respect to the material obligations under the agreement. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we will lose the rights to Argatroban including our right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.


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


RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

     OUR STOCK PRICE IS VOLATILE.

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. During the period from December 31, 2000 to December 31, 2002, our stock price has ranged from a low of $1.40 per share (on

December 31, 2002) to a high of $10.75 per share (on January 17, 2001). Further information regarding the trading price of our common stock is included in Item 5 of this Form 10-K. Factors such as announcements concerning technological innovations, new commercial products or procedures by us or our competitors, proposed governmental regulations and developments in both the U.S. and foreign countries, disputes relating to patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, public concern as to the safety of biotechnology products, and economic and other external factors, as well as period-to-period fluctuations of financial results, may have a significant effect on the market price of our common stock.

     From time to time, there has been limited trading volume with respect to our common stock. In addition, we cannot assure you that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

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


     ISSUANCE OF SHARES IN CONNECTION WITH FINANCING TRANSACTIONS OR UNDER STOCK PLANS AND OUTSTANDING WARRANTS WILL DILUTE CURRENT STOCKHOLDERS.

     Pursuant to our stock plans, our management is authorized to grant stock awards to our employees, directors and consultants. In addition, we also have warrants outstanding to purchase shares of our common stock. You will incur dilution upon exercise of any outstanding stock awards or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.


     THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE, INCLUDING WARRANTS, WHICH ARE CURRENTLY EXERCISABLE, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

     As of December 31, 2002, we have reserved approximately 6.0 million shares of common stock for issuance under outstanding options and warrants. Approximately 5.8 million of these shares of common stock are registered for sale or resale on currently effective registration statements, and the holders of substantially all of the remaining shares of common stock are entitled to registration rights. The issuance of a significant number of shares of common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of common stock under Rule 144 or otherwise, could adversely affect the market price of the common stock.


     CERTAIN ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW AND OUR RIGHTS PLAN, AND SEVERANCE PROVISIONS OF OUR EMPLOYMENT AGREEMENTS MAY DETER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY AND RESULT IN THE ENTRENCHMENT OF MANAGEMENT, EVEN IF THAT CHANGE WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Our Certificate of Incorporation and Section 203 of the Delaware General Corporation Law contain certain provisions that may delay or prevent an attempt by a third party to acquire control of us. These provisions in our Certificate of Incorporation include:

     -    authorizing the issuance of "blank check" preferred stock;

     - limiting the ability of stockholders to call a special meeting of stockholders by requiring the written request of the holders of at least 51% of our outstanding common stock; and

     - establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

     We are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder.

     In January 2002, we adopted a Rights Plan that may delay or prevent such attempt by a third party to acquire control of us without obtaining our agreement to redeem the rights; if our agreement to redeem the rights is not obtained, the third party would suffer substantial dilution. In addition, the severance provisions of employment agreements with certain members of management could impede an attempted change of control by a third party and result in the entrenchment of management. These provisions include:

     - the lump-sum payment to certain members of our management team of up to one year's annual base salary and a prorata bonus in the event of a termination by us without "cause" or by the management team member for "good reason;"

     - the continued vesting and exercisability of all stock options and restricted stock during specified periods after the termination by us without "cause" or by the management team member for "good reason;"

     - the lump-sum payment to certain members of our management team of up to three year's annual base salary and bonus in the event of a termination within two years of a "change in control" of us;

     -    gross-up payments for certain income taxes on lump-sum payments; and

     - the continuation of certain other benefits for periods of up to three years.

In the event of the termination of all of these members of management within two years of a "change in control" of us, the base salary and annual bonus portions of these employment agreements would aggregate approximately $4.9 million at the current rate of compensation.


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

                                                                       COMMON STOCK
                                                                  ----------------------
                                                                  HIGH              LOW
                                                                  -----             ----
  YEAR ENDED DECEMBER 31, 2001
    First Quarter......................................           10.90             4.62
    Second Quarter.....................................            9.00             4.51
    Third Quarter......................................            8.60             4.90
    Fourth Quarter.....................................            7.47             5.02
  YEAR ENDED DECEMBER 31, 2002
    First Quarter......................................            7.10             5.03
    Second Quarter.....................................            6.10             2.94
    Third Quarter......................................            3.71             1.80
    Fourth Quarter.....................................            3.08             1.30

     As of March 15, 2003 there were approximately 476 holders of record of our common stock and approximately 16,000 beneficial owners.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                             (a)                                              REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER EQUITY
                                   BE ISSUED UPON EXERCISE        EXERCISE PRICE OF             COMPENSATION PLANS
                                   OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,           (EXCLUDING SECURITIES
PLAN CATEGORY                        WARRANTS AND RIGHTS         WARRANTS AND RIGHTS         REFLECTED IN COLUMN (a))
-------------                      -----------------------      --------------------       ----------------------------
Equity compensation plans
 approved by security holders              5,012,500                     $6.72                        745,913
Equity compensation plans not
   approved by security holders                  ---                       ---                            ---
                                           ---------                     -----                        -------
Total                                      5,012,500                     $6.72                        745,913
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

                                                                                YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                2002        2001        2000        1999       1998
                                                              --------    --------     -------    --------   --------
     CONSOLIDATED STATEMENT OF OPERATIONS DATA:
     Revenues...........................................      $ 10,433    $  8,917     $15,692    $  2,083   $  2,252
     Expenses:
       Research and development.........................        20,066      17,861      13,513      13,080     14,399
       Equity in loss of affiliate......................         8,557       9,450       3,487         ---        ---
       Charge for purchase of in-process research
        and development.................................           ---         ---         ---         ---        134
       General and administrative.......................         8,976       6,733       6,552       5,512      4,321
                                                              --------    --------     -------    --------   --------
          Total expenses................................        37,599      34,044      23,552      18,592     18,854
                                                              --------    --------     -------    --------   --------
     Operating loss.....................................       (27,166)    (25,127)     (7,860)    (16,509)   (16,602)
                                                                                                  -
       Investment income, net...........................         2,472       5,236       4,362       1,212      2,088
                                                              --------    --------     -------    --------   --------
     Loss before minority interest and cumulative
      effect of change in accounting principle..........       (24,694)    (19,891)     (3,498)    (15,297)   (14,514)
     Minority interest in loss of Revotar...............         1,225         749         209         ---        ---
                                                              --------    --------     -------    --------   --------
     Loss before cumulative effect of
      change in accounting principle....................       (23,469)    (19,142)     (3,289)    (15,297)   (14,514)
     Cumulative effect of change in accounting principle           ---         ---      (2,366)        ---        ---
                                                              --------    --------     -------    --------   --------
     Net loss...........................................       (23,469)    (19,142)     (5,655)    (15,297)   (14,514)
       Preferred dividend requirement...................           ---         ---         ---         ---         (2)
                                                              --------    --------     -------    --------   --------
       Net loss applicable to common shares.............      $(23,469)   $(19,142)    $(5,655)   $(15,297)  $(14,516)
                                                              ========    ========     =======    ========   ========
     Net loss per share basic and diluted...............      $  (0.54)   $  (0.44)    $ (0.14)   $  (0.45)  $  (0.43)
                                                              ========    ========     =======    ========   ========
     Weighted average common shares used to
      compute basic and diluted net loss per share......        43,741      43,637      39,150      34,226     33,930
                                                              ========    ========     =======    ========   ========


                                                                                    DECEMBER 31,
                                                               -------------------------------------------------------
                                                                 2002       2001         2000        1999        1998
                                                               -------    --------     -------     -------     -------
     CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents and short and
      long-term investments............................        $68,005    $ 95,427     $92,533     $15,170     $30,376
     Working capital...................................         44,965      52,322      85,041      14,477      27,907
     Total assets......................................         77,792     104,362      98,969      20,805      36,106
     Shareholders' equity..............................         62,078      84,237      84,027      18,590      33,236

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

     The Company had long-term obligations under our office and laboratory leases as follows (in thousands):

                                      Less than       1-3        4-5     After 5
Contractual Obligations      Total      1 year       years      years     years
-----------------------     ------    ---------      ------     -----    -------
Operating Leases            $4,873      $1,616       $3,126      $131      ---


Outlook for 2003

     In 2003, we expect to have the following results:

        Net Sales of Argatroban by GSK .................  $30.0 to $35.0 million
        Revenues .......................................  $10.5 to $12.0 million
        Expenses (net of Revotar minority interest) ....  $42.0 to $45.0 million
        Investment Income ..............................  $0.9 to $1.1 million
        Estimated Net Loss .............................  $30.0 to $33.0 million
        Cash and Investments at Year End ...............  $32.0 to $35.0 million

     These expectations are based upon various assumptions, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among these risks, trends and uncertainties are timing and cost of our clinical trials, attainment of research and clinical goals and milestones of product candidates, and sales levels of Argatroban. We have assumed that sales trends of Argatroban over the previous year will continue. While we do not sell Argatroban, our revenues include a royalty from GSK, which is based on sales and will, accordingly, vary with sales. Our actual royalty revenues could vary from our assumptions to the extent that GSK's actual sales of Argatroban differ from assumed levels.

     In addition to royalties, our projected revenues assume that we continue to utilize research and development personnel in development of sitaxsentan through ICOS-TBC. Our projected revenue from the partnership is based upon staff utilization levels contemplated within the proposed partnership budget for 2003, and could vary significantly or be eliminated entirely if the partnership development efforts differ from those contained within the proposed partnership operating budget. Projected revenues also contain continued amortization of deferred license fees and milestones previously received from Schering-Plough, Mitsubishi and ICOS-TBC, which are being deferred over the estimated development period of the respective compound or program. We periodically review our estimates of development periods, and actual recognized revenues could increase or decrease to the extent that we decrease or increase our estimated development periods. We have assumed that research agreement revenues from Schering-Plough will end upon the expiration of the agreement, at June 30, 2003.

     Projected operating expenses are based upon our approved operating budget for the year. In the budgeting process, we have not assumed significant changes in numbers of employees during year 2003, and have assumed continued development of sitaxsentan through ICOS-TBC under the partnership's proposed operating budget. Our budgeted expenses also include basic research efforts on our other programs, and levels of administrative support we believe to be necessary.

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

o There may be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications.

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

                                                                             PAGE
                                                                             ----
               Independent Auditors' Report ................................  F-1

               Consolidated Balance Sheets .................................  F-2

               Consolidated Statements of Operations and Comprehensive Loss   F-3

               Consolidated Statements of Stockholders' Equity .............  F-4

               Consolidated Statements of Cash Flows .......................  F-6

               Notes to Consolidated Financial Statements ..................  F-7


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

     (D)  FINANCIAL STATEMENTS OF 50-PERCENT-OR-LESS OWNED PERSONS


                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)



                                TABLE OF CONTENTS




                                                                                                    PAGE
Independent Auditors' Report                                                                          2

Balance Sheets as of December 31, 2002 and 2001                                                       3

Statements of Operations for each of the years in the two-year period ended December 31, 2002, the period from June 6, 2000 (inception) through December 31, 2000, and the period from
 June 6, 2000 (inception) through December 31, 2002                                                   4

Statements of Partners' Deficit for each of the years in the two-year period ended December 31,
 2002, and the period from June 6, 2000 (inception) through December 31, 2000                         5

Statements of Cash Flows for each of the years in the two-year period ended December 31, 2002, the period from June 6, 2000 (inception) through December 31, 2000, and the period from
 June 6, 2000 (inception) through December 31, 2002                                                   6

Notes to Financial Statements                                                                       7-9

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

/s/ KPMG LLP


Seattle, Washington
January 30, 2003

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS




                                                                          (in thousands)
                                                                           December 31,
                                                                      2002              2001
                                                                     -------          -------
                                                ASSETS

Current assets - cash .......................................        $     1          $     1
                                                                     =======          =======


                                   LIABILITIES AND PARTNERS' DEFICIT

Current liabilities - accrued expenses payable to partners           $ 5,235          $ 7,059

Partners' deficit:
  General partner interests:
    ICOS-ET-GP LLC ..........................................            (47)             (30)
    TBC-ET, Inc .............................................            (47)             (30)
  Limited partner interests:
    ICOS-ET-LP LLC ..........................................         (2,570)          (3,499)
    Texas Biotechnology Corporation .........................         (2,570)          (3,499)
                                                                     -------          -------
      Total partners' deficit ...............................         (5,234)          (7,058)
                                                                     -------          -------
                                                                     $     1          $     1
                                                                     =======          =======

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS

                                                                               (in thousands)
                                             ------------------------------------------------------------------------------------
                                                                                     Period from                Period from
                                              Year ended       Year ended     June 6, 2000 (inception)   June 6, 2000 (inception)
                                             December 31,     December 31,       through December 31,      through December 31,
                                                 2002             2001                   2000                      2002
                                             ------------     ------------    ------------------------   ------------------------
Revenue                                        $      -         $      -               $    547                  $    547

Operating expenses:
  Research and development:
    Contributed technology license from
     Texas Biotechnology Corporation                  -            4,000                  4,000                     8,000
    Texas Biotechnology Corporation               2,312            6,190                  4,706                    13,208
    ICOS Corporation                             14,321           12,682                  2,809                    29,812
  General and administrative:
    Texas Biotechnology Corporation                 153                -                      -                       153
    ICOS Corporation                                330               26                      8                       364
                                               --------         --------               --------                  --------
      Total operating expenses                   17,116           22,898                 11,523                    51,537
                                               --------         --------               --------                  --------
Net loss                                       $(17,116)        $(22,898)              $(10,976)                 $(50,990)
                                               ========         ========               ========                  ========

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' DEFICIT

                                                                         (in thousands)
                                       -------------------------------------------------------------------------------
                                                                                       Texas Biotechnology   Partners'
                                       ICOS-ET-GP LLC   TBC-ET, Inc.  ICOS-ET-LP LLC       Corporation        Deficit
                                       --------------   ------------  --------------   -------------------   ---------
BALANCES AT JUNE 6, 2000 (INCEPTION)        $  -           $  -         $      -            $      -         $      -
Partner contributions:
  Cash                                         4              4            4,031               2,031            6,070
  Technology license                           -              -                -               4,000            4,000
Capital distribution                           -              -                -              (2,000)          (2,000)
Net loss                                     (11)           (11)          (5,477)             (5,477)         (10,976)
                                            ----           ----         --------            --------         --------
BALANCES AT DECEMBER 31, 2000                 (7)            (7)          (1,446)             (1,446)          (2,906)
Partner contributions:
  Cash                                         -              -            9,373               7,373           16,746
  Technology license                           -              -                -               4,000            4,000
Capital distribution                           -              -                -              (2,000)          (2,000)
Net loss                                     (23)           (23)         (11,426)            (11,426)         (22,898)
                                            ----           ----         --------            --------         --------
BALANCES AT DECEMBER 31, 2001                (30)           (30)          (3,499)             (3,499)          (7,058)
Partner contributions:
  Cash                                         -              -            9,470               9,470           18,940
Net loss                                     (17)           (17)          (8,541)             (8,541)         (17,116)
                                            ----           ----         --------            --------         --------
BALANCES AT DECEMBER 31, 2002               $(47)          $(47)        $ (2,570)           $ (2,570)        $ (5,234)
                                            ====           ====         ========            ========         ========

                         ICOS - TEXAS BIOTECHNOLOGY L.P.
                    (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                                      (in thousands)
                                                         --------------------------------------------------------------------------
                                                                                              Period from           Period from
                                                                                             June 6, 2000          June 6, 2000
                                                           Year ended     Year ended          (inception)           (inception)
                                                           December 31,   December 31,   through December 31,  through December 31,
                                                               2002           2001               2000                 2002
                                                           ------------   ------------   --------------------  --------------------
Cash flows from operating activities:
  Net loss                                                   $(17,116)      $(22,898)          $(10,976)           $(50,990)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Contributed technology license                                  -          4,000              4,000               8,000
    Change in operating assets and liabilities:
      Receivable from Texas Biotechnology Corporation               -            470               (470)                  -
      Accrued expenses payable to partners                     (1,824)         3,662              3,397               5,235
                                                             --------       --------           --------            --------
        Net cash used in operating activities                 (18,940)       (14,766)            (4,049)            (37,755)
                                                             --------       --------           --------            --------

Cash flows from financing activities:
  Partner contributions                                        18,940         16,746              6,070              41,756
  Capital distributions                                             -         (2,000)            (2,000)             (4,000)
                                                             --------       --------           --------            --------
      Net cash provided by financing activities                18,940         14,746              4,070              37,756
                                                             --------       --------           --------            --------

Net increase (decrease) in cash                                     -            (20)                21                   1
  Cash at beginning of period                                       1             21                  -                   -
                                                             --------       --------           --------            --------
Cash at end of period                                        $      1       $      1           $     21            $      1
                                                             ========       ========           ========            ========

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

     The technology license contributed to the Partnership by TBC was initially valued at $4 million, based on the cash contribution from ICOS-LP and the concurrent capital distribution to TBC discussed below. This contribution was expensed as research and development at the time the partnership agreement was entered into. An additional $4 million was recorded as research and development expense in 2001 as ICOS made additional payments pursuant to the partnership agreement.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 14th day of November, 2003.

                                     ENCYSIVE PHARMACEUTICALS INC.

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

/s/ KPMG LLP

Houston, Texas
March 5, 2003

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                           ------------------------
                                                                              2002          2001
                                                                           ---------      ---------
ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $  21,228      $  10,086
  Short-term investments .............................................        26,533         46,465
  Accounts receivable ................................................         1,098            655
  Other current receivables ..........................................           473            618
  Receivable from related party under collaborative arrangement ......           393          1,144
  Prepaids ...........................................................         1,482          1,350
                                                                           ---------      ---------
      Total current assets ...........................................        51,207         60,318
Long-term investments ................................................        20,244         38,876
Equipment and leasehold improvements, net ............................         5,579          4,300
Other assets .........................................................           762            868
                                                                           ---------      ---------
      Total assets ...................................................     $  77,792      $ 104,362
                                                                           =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................     $     950      $   2,187
  Accrued expenses ...................................................         3,774          3,902
  Deferred revenue from related party ................................           591          1,159
  Deferred revenue from unrelated parties ............................           927            748
                                                                           ---------      ---------
      Total current liabilities ......................................         6,242          7,996
Liability to related party ...........................................         2,664          3,533
Deferred revenue from related party ..................................         1,181          1,722
Deferred revenue from unrelated parties ..............................         3,019          3,041
Minority interest in Revotar .........................................         2,608          3,833
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.005 per share. At December 31, 2002 and
   December 31, 2001, 5,000,000 shares authorized; none outstanding ..           ---            ---
  Common stock, par value $.005 per share. At December 31, 2002,
   75,000,000 shares authorized; 44,015,364 shares issued
   At December 31, 2001, 75,000,000 shares authorized,
   43,783,638 shares issued ..........................................           220            218
  Additional paid-in capital .........................................       211,847        210,616
  Deferred compensation expense ......................................          (223)           ---
  Treasury stock, 213,000 shares at December 31, 2002 and 2001 .......        (1,602)        (1,602)
  Accumulated other comprehensive income (loss) ......................             1           (299)
  Accumulated deficit ................................................      (148,165)      (124,696)
                                                                           ---------      ---------
      Total stockholders' equity .....................................        62,078         84,237
                                                                           ---------      ---------
      Total liabilities and stockholders' equity .....................     $  77,792      $ 104,362
                                                                           =========      =========

          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  2002         2001         2000
                                                                --------     --------     --------
Revenues:
  Research agreements ......................................    $  3,570     $  4,342     $  3,889
  Collaborative research and development from ICOS-TBC, L.P.       1,090        1,442        1,123
  Royalty income ...........................................       3,514        1,586          234
  License fees, milestones and grants ......................       2,259        1,547       10,446
                                                                --------     --------     --------
    Total revenues .........................................      10,433        8,917       15,692
                                                                --------     --------     --------
Expenses:
  Research and development .................................      20,066       17,861       13,513
  Equity in loss of ICOS-TBC, L.P. .........................       8,557        9,450        3,487
  General and administrative ...............................       8,976        6,733        6,552
                                                                --------     --------     --------
    Total expenses .........................................      37,599       34,044       23,552
                                                                --------     --------     --------
    Operating loss .........................................     (27,166)     (25,127)      (7,860)
Investment income, net .....................................       2,472        5,236        4,362
                                                                --------     --------     --------
    Loss before minority interest and cumulative effect
     of change in accounting principle .....................     (24,694)     (19,891)      (3,498)
Minority interest in loss of Revotar .......................       1,225          749          209
                                                                --------     --------     --------
  Loss before cumulative effect of change in accounting
   principle ...............................................     (23,469)     (19,142)      (3,289)
  Cumulative effect of change in accounting principle ......         ---          ---       (2,366)
                                                                --------     --------     --------
    Net loss applicable to common shares ...................    $(23,469)    $(19,142)    $ (5,655)
                                                                ========     ========     ========

Other comprehensive income:
  Unrealized income (loss) on foreign currency translation .         300         (284)         (15)
                                                                --------     --------     --------
    Comprehensive loss .....................................    $(23,169)    $(19,426)    $ (5,670)
                                                                ========     ========     ========

Net loss per share basic and diluted .......................    $  (0.54)    $  (0.44)    $  (0.14)
                                                                ========     ========     ========

  Weighted average common shares used to compute
   net loss per share basic and diluted ....................      43,741       43,637       39,150
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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                ($ IN THOUSANDS)

                                                                                        ACCUMULATED
                                                COMMON STOCK     ADDITIONAL                OTHER                       TOTAL
                                            -------------------    PAID-IN   TREASURY  COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                                              SHARES     AMOUNT    CAPITAL    STOCK    INCOME (LOSS)    DEFICIT        EQUITY
                                            ----------   ------  ----------  --------  -------------  -----------   -------------
Balance at January 1, 2000 ............     34,392,909    $172    $118,317   $   ---      $ ---       $ (99,899)      $ 18,590
Issuance of common stock in
 public offering ......................      5,584,591      28      65,206       ---        ---             ---         65,234
Issuance of common stock for
 stock option exercises ...............        618,904       3       2,319       ---        ---             ---          2,322
Issuance of common stock for
 warrant exercises ....................        531,128       3       2,537       ---        ---             ---          2,540
Issuance of common stock in
 payment of expenses ..................          2,236     ---          30       ---        ---             ---             30
Issuance of common stock in payment
 for consulting services ..............          2,000     ---          16       ---        ---             ---             16
Issuance of common stock in payment for
 research and development .............         71,429     ---         965       ---        ---             ---            965
Net loss ..............................            ---     ---         ---       ---        ---          (5,655)        (5,655)
Other comprehensive loss ..............            ---     ---         ---       ---        (15)            ---            (15)
                                            ----------    ----    --------   -------      -----       ---------       --------
Balance at December 31, 2000 ..........     41,203,197    $206    $189,390   $   ---      $ (15)      $(105,554)      $ 84,027
                                            ----------    ----    --------   -------      -----       ---------       --------
Issuance of common stock for
 stock option exercises ...............         12,268     ---          52       ---        ---             ---             52
Issuance of common stock for
 warrant exercises ....................      2,511,558      12      20,581       ---        ---             ---         20,593
Issuance of common stock in
 payment of expenses ..................         56,615     ---         530       ---        ---             ---            530
Compensation expense related to
 stock options ........................            ---     ---          63       ---        ---             ---             63
Purchase of treasury shares
 (213,000 shares)  ....................            ---     ---         ---    (1,602)       ---             ---         (1,602)
Net loss ..............................            ---     ---         ---       ---        ---         (19,142)       (19,142)
Other comprehensive loss ..............            ---     ---         ---       ---       (284)            ---           (284)
                                            ----------    ----    --------   -------      -----       ---------       --------
Balance at December 31, 2001 ..........     43,783,638    $218    $210,616   $(1,602)     $(299)      $(124,696)      $ 84,237
                                            ----------    ----    --------   -------      -----       ---------       --------

                                   (Continued)

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                ($ IN THOUSANDS)

                                                                                            ACCUMULATED
                                      COMMON STOCK     ADDITIONAL    DEFERRED                 OTHER                       TOTAL
                                  -------------------   PAID-IN    COMPENSATION  TREASURY  COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                    SHARES     AMOUNT   CAPITAL      EXPENSE      STOCK    INCOME (LOSS)    DEFICIT       EQUITY
                                  ----------   ------  ----------  ------------  --------  -------------  -----------  -------------
Balance at December 31, 2001 ...  43,783,638    $218   $ 210,616      $ ---      $(1,602)     $(299)       $(124,696)     $ 84,237
Issuance of common stock for
 stock option exercises .........    129,860       1         454                     ---        ---              ---           455
Issuance of common stock for
 warrant exercises ..............        500     ---         ---                     ---        ---              ---           ---
Sale of unregistered
 common stock ...................      5,000     ---          31                     ---        ---              ---            31
Issuance of common stock in
 payment of expenses ............     51,429       1         271                     ---        ---              ---           272
Compensation expense related to
 stock options ..................        ---     ---         202        ---          ---        ---              ---           202
Amortization of deferred
 compensation expense ...........        ---     ---         ---         85          ---        ---              ---            85
Deferred compensation expense
 related to issuance of stock ...     50,000     ---         308       (308)         ---        ---              ---           ---
Cancellation of restricted shares     (5,063)    ---         (35)       ---          ---        ---              ---           (35)
Net loss ........................        ---     ---         ---        ---          ---        ---          (23,469)      (23,469)
Other comprehensive income ......        ---     ---         ---        ---          ---        300              ---           300
                                  ----------    ----   ---------      -----      -------      -----        ---------      --------
Balance at December 31, 2002 .... 44,015,364    $220   $ 211,847      $(223)     $(1,602)     $   1        $(148,165)     $ 62,078
                                  ==========    ====   =========      =====      =======      =====        =========      ========

          See accompanying notes to consolidated financial statements.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                      2002               2001               2000
                                                                                    --------          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................         $(23,469)         $ (19,142)          $  (5,655)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization .........................................            1,071                913                 998
    Equity in loss of ICOS-TBC, L.P. ......................................            8,557              9,450               3,487
    Minority interest in loss of Revotar ..................................           (1,225)              (749)               (209)
    Expenses paid with stock ..............................................              272                530                  46
    Compensation expense related to stock options .........................              252                 63                 ---
    Loss on disposition of fixed assets ...................................              ---                 12                   9
    Decrease (increase) in interest receivable included in short-term
     and long-term investments.............................................              265                131                (558)
  Changes in operating assets and liabilities:
    Increase in accounts receivable .......................................             (443)              (417)               (237)
    (Increase) decrease in prepaids .......................................             (128)                (4)                104
    Decrease in other current receivables .................................              144                  6                 443
    Decrease (increase) in receivable from related
     party under collaborative arrangement.................................              751               (262)               (882)
    (Decrease) increase in accounts payable and accrued expenses...........           (1,460)             1,533               2,342
    Decrease in liability to related party ................................           (9,426)            (7,293)             (2,110)
    Increase in deferred revenue from unrelated parties ...................              157              1,062               2,727
    (Decrease) increase in deferred revenue from related party.............           (1,109)             1,187               1,693
                                                                                    --------          ---------           ---------
       Net cash (used in) provided by operating activities ................          (25,791)           (12,980)              2,198
                                                                                    --------          ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements .......................           (2,026)            (2,757)               (324)
  Purchase of investments .................................................          (85,608)          (154,272)           (104,002)
  Maturity of investments .................................................          123,985            112,760              72,996
                                                                                    --------          ---------           ---------
       Net cash provided by (used in) investing activities ................           36,351            (44,269)            (31,330)
                                                                                    --------          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of treasury stock ...........................................              ---             (1,602)                ---
  Contribution from minority interest in consolidated subsidiary...........              ---                ---               4,502
  Proceeds from issuance of common stock and option
   and warrant exercises, net..............................................              486             20,645              70,096
                                                                                    --------          ---------           ---------
       Net cash provided by financing activities ..........................              486             19,043              74,598
                                                                                    --------          ---------           ---------
Effect of exchange rate changes on cash ...................................               96               (178)                200
                                                                                    --------          ---------           ---------
  Net increase (decrease) in cash and cash equivalents ....................           11,142            (38,384)             45,666
Cash and cash equivalents at beginning of year ............................           10,086             48,470               2,804
                                                                                    --------          ---------           ---------
Cash and cash equivalents at end of year ..................................         $ 21,228          $  10,086           $  48,470
                                                                                    ========          =========           =========
Supplemental schedule of noncash financing activities:
  Issuance of common stock for research and development,
   license fee and services ...............................................         $    272          $     530           $   1,011
                                                                                    ========          =========           =========

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (c)  Cash, Cash Equivalents, Short-Term Investments and Long-Term
          Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with original maturities of less than one year and greater than three months at the purchase date. Long-term investments consist of debt securities with a remaining maturity of one to four years. The Company classifies all short-term and long-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term and long-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline were other than temporary, the Company would record a loss and reduce the carrying value of such instrument to its fair value. Composition of cash and investments was as follows (in thousands):

                                      December 31, 2002      December 31, 2001
                                      -----------------      -----------------
Cash and cash equivalents:
  Demand and money market accounts         $   609                $   690
  Corporate commercial paper                20,619                  9,396
                                           -------                -------
Total cash and cash equivalents            $21,228                $10,086
                                           =======                =======

          Investments at December 31, 2002 and 2001 were as follows:

                                                                       As of December 31, 2002
                                                       ----------------------------------------------------
                                                                        Gross        Gross
                                                       Amortized     Unrealized    Unrealized    Estimated
                                                         Cost           Gains        Losses      Fair Value
                                                       ---------     ----------    ----------    ----------
Short-term investments, held-to-maturity:
  U.S. Government agency securities                      $ 4,017         $63          $  -        $ 4,080
Corporate commercial paper                                20,231           -           (70)        20,161
Corporate debt securities                                  2,285           -           (13)         2,272
                                                         -------         ---          ----        -------
     Total short-term investments, held-to-maturity      $26,533         $63          $(83)       $26,513
                                                         =======         ===          ====        =======


                                                                        Gross        Gross
                                                       Amortized     Unrealized    Unrealized    Estimated
                                                         Cost           Gains        Losses      Fair Value
                                                       ---------     ----------    ----------    ----------
Long-term investments, held-to-maturity:
  U.S. Government agency securities                      $12,102        $ 62           $ -         $12,164
Corporate commercial paper                                 5,052         126             -           5,178
Corporate debt securities                                  3,090          65            (8)          3,147
                                                         -------        ----           ---         -------
     Total long-term investments,held-to-maturity        $20,244        $253           $(8)        $20,489
                                                         =======        ====           ===         =======

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       As of December 31, 2001
                                                       ----------------------------------------------------
                                                                        Gross        Gross
                                                       Amortized     Unrealized    Unrealized    Estimated
                                                         Cost           Gains        Losses      Fair Value
                                                       ---------     ----------    ----------    ----------
Short-term investments, held-to-maturity:
  U.S. Government agency securities                      $   815         $4          $ -           $   819
  Time deposits                                            1,255          -            -             1,255
Corporate commercial paper                                43,388          -            -            43,388
Corporate debt securities                                  1,007          -           (3)            1,004
                                                         -------         --          ---           -------
     Total short-term investments, held-to-maturity      $46,465         $4          $(3)          $46,466
                                                         =======         ==          ===           =======


                                                                        Gross        Gross
                                                       Amortized     Unrealized    Unrealized    Estimated
                                                         Cost           Gains        Losses      Fair Value
                                                       ---------     ----------    ----------    ----------
Long-term investments, held-to-maturity:
  U.S. Government agency securities                      $31,371           $190          $(21)      $31,540
Corporate debt securities                                  7,505            186             -         7,691
                                                         -------           ----          ----       -------
     Total long-term investments, held-to-maturity       $38,876           $376          $(21)      $39,231
                                                         =======           ====          ====       =======

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                 Year Ended December 31,
                                            ---------------------------------
                                              2002         2001         2000
                                            --------     --------     -------
Net loss, as reported                       $(23,469)    $(19,142)    $(5,655)
Add: Stock-based employee
      compensation expense included
      in reported net income                     252           63         ---
Deduct: Total stock-based employee
         compensation expense determined
         under fair value method for all
         awards                               (4,238)      (4,118)     (2,950)
                                            --------     --------     -------
Pro forma net loss                          $(27,455)    $(23,197)    $(8,605)
                                            ========     ========     =======

Loss per share:
  As reported, basic and diluted            $  (0.54)    $  (0.44)    $ (0.14)
                                            ========     ========     =======
  Pro forma, basic and diluted              $  (0.63)    $  (0.53)    $ (0.22)
                                            ========     ========     =======

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The per-share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $3.45, $3.62 and $12.26, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                               YEAR ENDED DECEMBER 31,
                              -------------------------
                              2002      2001      2000
                              -----     -----     -----
Expected dividend yield        0.0%      0.0%      0.0%
Rick-free interest rate        2.8%      4.2%      5.0%
Expected volatility           74.3%     78.0%     77.0%
Expected life in years         4.54      4.83      4.61

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

          The Company has reserved Common Stock for issuance as of December 31, 2002 as follows:

Stock option plans...................................       5,758,413
Warrants outstanding.................................         246,586
                                                            ---------
     Total shares reserved...........................       6,004,999
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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          A summary of stock options as of December 31, 2002, follows:

                      EXERCISE PRICE                               EXERCISED/                 AVAILABLE
STOCK OPTION PLANS      PER SHARE      AUTHORIZED    OUTSTANDING     OTHER      EXERCISABLE   FOR GRANT
------------------    --------------   ----------    -----------   ----------   -----------   ---------
1990 Plan ........      $1.38-$21.59      285,715        102,635      183,080        86,805         ---
1992 Plan ........      $1.41-$21.59    1,700,000        712,641      987,359       688,566         ---
Director Plan ....      $3.50-$ 4.54       71,429         28,527       42,902        28,527         ---
1995 Plan ........      $1.31-$21.59    2,000,000      1,574,841      395,133     1,496,272      30,026
1995 Director Plan      $1.38-$11.31      500,000        386,596       55,632       324,096      57,772
1999 Plan ........      $2.29-$20.13    3,000,000      2,207,260      134,625       504,085     658,115
                                        ---------      ---------    ---------     ---------     -------
       TOTALS ....                      7,557,144      5,012,500    1,798,731     3,128,351     745,913
                                        =========      =========    =========     =========     =======

          A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and the changes during the years then ended is presented below:

                                                 WEIGHTED-AVERAGE
                                      OPTIONS     EXERCISE PRICE
                                     ---------   ----------------
Outstanding at January 1, 2000..     3,224,219             $ 4.53
  Granted ......................       624,160              18.66
  Canceled .....................       (77,159)              9.13
  Exercised ....................      (618,904)              3.75
                                     ---------
Outstanding at December 31, 2000     3,152,316               7.36
  Granted ......................     1,042,700               5.69
  Canceled .....................       (51,496)             13.77
  Exercised ....................       (12,268)              4.15
                                     ---------
Outstanding at December 31, 2001     4,131,252               6.87
  Granted ......................     1,272,225               5.74
  Canceled .....................      (261,117)              5.97
  Exercised ....................      (129,860)              3.50
                                     ---------
Outstanding at December 31, 2002     5,012,500             $ 6.72
                                     =========

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following tables summarize information about the Company's stock options outstanding as of December 31, 2002, 2001 and 2000, respectively:

                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2002   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2002    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
           $1.31-$ 4.53          1,261,140             3.74              $ 3.53           1,195,140             $ 3.53
           $4.54-$ 5.63          1,749,644             6.24              $ 5.49             647,472             $ 5.37
           $5.64-$ 7.19          1,400,222             5.93              $ 6.41             845,222             $ 6.56
           $7.20-$21.59            601,494             6.69              $17.68             440,517             $17.45
                                 ---------                                                ---------
           $1.31-$21.59          5,012,500             5.58              $ 6.72           3,128,351             $ 6.69
                                 =========                                                =========


                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2001   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2001    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
           $ 1.31-$ 4.19          1,050,454            3.68              $ 3.21             951,041            $ 3.11
           $ 4.20-$ 5.51          1,526,834            6.44              $ 5.17             734,486            $ 4.80
           $ 5.52-$11.31          1,035,970            6.07              $ 6.85             909,478            $ 6.79
           $11.32-$21.59            517,994            8.02              $19.36             194,418            $19.37
                                  ---------                                               ---------
           $ 1.31-$21.59          4,131,252            5.84              $ 6.87           2,789,423            $ 5.89
                                  =========                                               =========


                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2000   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2000    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
           $1.31-$ 3.50             638,719             2.86             $ 2.64             637,886            $ 2.64
           $3.51-$ 5.88           1,459,624             6.09             $ 4.83           1,208,453            $ 4.98
           $5.89-$ 8.13             451,146             7.17             $ 7.19             297,282            $ 7.19
           $8.14-$21.59             602,827             9.36             $18.63              23,752            $13.86
                                  ---------                                               ---------
           $1.31-$21.59           3,152,316             5.84             $ 7.36           2,167,373            $ 4.69
                                  =========                                               =========

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Warrants

          A summary of the status of the Company's warrants as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:


                                                        WEIGHTED-AVERAGE
                                            WARRANTS     EXERCISE PRICE
                                           ----------   ----------------
       Outstanding at January 1, 2000..     4,760,972        $8.01
         Canceled .....................    (1,457,473)        8.37
         Exercised ....................      (531,128)        4.76
                                           ----------
       Outstanding at December 31, 2000     2,772,371         8.33
         Forfeited ....................       (12,955)        4.40
         Exercised ....................    (2,511,558)        8.20
                                           ----------
       Outstanding at December 31, 2001       247,858         9.87
         Exercised ....................        (1,272)        4.25
                                           ----------
       Outstanding at December 31, 2002       246,586        $9.90
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


(4)  INCOME TAXES

          The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

          The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes is as follows ($ in thousands):

                                                DECEMBER 31,
                                         2002        2001        2000
                                        -------     -------     -------
Computed "expected" tax expense         $(8,214)    $(6,700)    $(1,979)
Effect of:
  Permanent differences                     893         525      (2,020)
  Increase in valuation allowance         7,321       6,175       3,999
                                        -------     -------     -------
Tax expense                             $   ---     $   ---     $   ---
                                        =======     =======     =======

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2002 and 2001 are as follows ($ in thousands):

                                                          DECEMBER 31,
                                                       2002         2001
                                                     --------     --------
                    Loss carryforwards               $ 41,946     $ 30,726
                    Start-up costs                      8,001       10,748
                    Property, plant and equipment         (71)         814
                    Deferred revenue                    2,053        2,393
                    Other                               1,047          974
                                                     --------     --------
                      Gross deferred tax assets        52,976       45,655
                      Valuation allowance             (52,976)     (45,655)
                                                     --------     --------
                      Net deferred tax assets        $    ---     $    ---
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


(5)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Equipment and leasehold improvements consist of the following ($ in thousands):

                                                       DECEMBER 31,    DECEMBER 31,
                                                           2002            2001
                                                       ------------    ------------
       Laboratory and office equipment ..............    $10,667         $ 8,407
       Leasehold improvements .......................      4,311           4,302
                                                         -------         -------
                                                          14,978          12,709
       Less accumulated depreciation and amortization      9,399           8,409
                                                         -------         -------
                                                         $ 5,579         $ 4,300
                                                         =======         =======


(6)  ENTITY-WIDE GEOGRAPHIC DATA

          The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations ($ in thousands):

                                                  DECEMBER 31,
                                                 2002      2001
                                                ------    ------
                          Long-lived assets:
                            United States       $4,884    $4,446
                            Germany              1,457       722
                                                ------    ------
                          Total                 $6,341    $5,168
                                                ======    ======


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


(8)  LICENSE AGREEMENTS

     Mitsubishi-Pharma Agreement

          TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2002, the Company had paid Mitsubishi approximately $237,000 in royalty payments under the Mitsubishi Agreement. The Company has also paid Mitsubishi a $500,000 milestone payment under the Mitsubishi Agreement, and no additional milestone payments are payable to Mitsubishi under the Mitsubishi Agreement. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above-described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. If the Mitsubishi Agreement is terminated, the Company would lose all rights to Argatroban including its right to receive revenues from the sale of Argatroban. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993, which expires in 2012, and a use patent which expires in 2009. The Mitsubishi composition of matter patent on Argatroban has expired. During 2000, TBC signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. The Company began enrolling patients in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which is being recognized as revenues over the expected development period, and accordingly, revenues in years 2002 and 2001 include approximately $382,000 and $274,000, respectively, related to such milestone payment. In light of a lack of a positive overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          During the years ended December 31, 2002, 2001 and 2000, the Company recognized losses of $8,557,000, $9,450,000 and $3,487,000, respectively, representing the Company's proportionate share of the losses of ICOS-TBC. The losses of ICOS-TBC includes amounts billed to the partnership by the Company, all of which were included in the loss of the partnership, as follows ($ in thousands):

                                             Year Ended December 31,
                                           --------------------------
                                            2002      2001      2000
                                           ------    ------    ------
Charges for TBC labor costs                $1,090    $1,442    $1,123
Direct research and development costs       1,375     4,748     3,583
                                           ------    ------    ------
Total billed to ICOS-TBC by the Company    $2,465    $6,190    $4,706
                                           ======    ======    ======

          Summarized unaudited financial information for ICOS-TBC is as follows ($ in thousands):

FINANCIAL POSITION - DECEMBER 31:                        2002        2001
---------------------------------                       -------     -------
Total assets - all current .........................    $     1     $     1
                                                        =======     =======
Total liabilities - all current, payable to partners    $ 5,235     $ 7,059
Partners' deficit ..................................     (5,234)     (7,058)
                                                        -------     -------
                                                        $     1     $     1
                                                        =======     =======


                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           PERIOD FROM
                                                                                          JUNE 6, 2000
                                                                                           (INCEPTION)
                                                            YEAR ENDED     YEAR ENDED        THROUGH
                                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                OPERATING RESULTS:                             2002            2001           2000
                ------------------                         ------------    ------------   ------------
     Revenue ..........................................      $    ---        $    ---       $    547
     Research and development expenses, related parties       (16,633)        (18,872)        (7,515)
     Contribution of technology, related party ........           ---          (4,000)        (4,000)
     Administrative expenses ..........................          (483)            (26)            (8)
                                                             --------        --------       --------
     Net loss .........................................      $(17,116)       $(22,898)      $(10,976)
                                                             ========        ========       ========


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

          Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from TBC's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. TBC will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting research at TBC and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to funding research costs, Schering-Plough paid TBC an aggregate of $4 million in upfront license fees and milestone payments, and will pay the Company additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. The Company is not currently developing the second integrin antagonist. Schering-Plough will also pay the Company royalties on product sales resulting from the agreement. The upfront license fee is being amortized into revenue over the expected development period, and the Company recognized $366,000, $456,000 and $273,000 of the license fee as revenues in years 2002, 2001 and 2000, respectively. Total payments to TBC for both programs, excluding royalties, could reach $87.0 million. As of December 31, 2002, the Company had received approximately $8.8 million in research payments from Schering-Plough under the agreement. Schering-Plough can terminate the research program upon 180 days written notice to the Company. If the agreement is terminated, TBC will lose Schering-Plough's funding for the research costs in addition to development milestones and royalties on product sales resulting from the agreement.

          In June 2002, the Company achieved a milestone under the Schering-Plough agreement as a result of the nomination of an initial candidate for Schering-Plough's further development. This milestone payment will be recognized into revenue over the expected development period, and approximately $104,000 was recognized as revenue during 2002.


(9)  FOREIGN SUBSIDIARY

          During the third quarter 2000, TBC formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other TBC research technology. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. The Company has exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. The Company's license agreement with Revotar provides that the Company will receive royalties from Revotar based on sales of products by Revotar or its licensees, and in certain events, the Company will receive a portion of royalties, license fees and milestones received by Revotar from its licensees, if any. Revotar will also receive royalties on sales of products by the Company and its licensees. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into TBC's consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority shareholders is included with the minority interest in Revotar on the consolidated balance sheets at December 31, 2002 and 2001. The minority interest in Revotar at December 31, 2002 and December 31, 2001, was $2,608,000 and $3,833,000,
     respectively. The Company's consolidated net loss for the years ended December 31, 2002, 2001 and 2000 was reduced $1,225,000, $749,000 and
     $209,000, respectively, by the Revotar minority shareholders' approximately 45% interest in Revotar's losses.

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) COMMERCIALIZATION AGREEMENT

          In connection with TBC's development and commercialization of Argatroban, in August 1997, TBC entered into a Product Development, License and CoPromotion Agreement with GSK (the "GSK Agreement") whereby GSK was granted exclusive rights to work with TBC in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK's agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to TBC and to the rights of TBC to co-promote these products through its own sales force in certain circumstances. As of December 31, 2002, the Company had received approximately $5.3 million in royalty payments from GSK under the GSK Agreement. TBC will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that TBC must use its own sales force to commercialize any such indications. Any indications which TBC elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by TBC as a result of the agreement.

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

          The GSK Agreement generally terminates on a country by country basis upon the earlier of the termination of TBC's rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country by country basis by giving TBC at least three months written notice at any time before GSK first markets products in that country based on a reasonable determination by GSK that the commercial profile of the product in question would not justify continued development in that country. GSK has similar rights to terminate the GSK Agreement on a country by country basis after marketing has commenced. In addition, either party may terminate the GSK Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent. If the GSK Agreement is terminated, the Company would no longer receive royalties from GSK's sales of Argatroban.

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


(12) COMMITMENTS AND CONTINGENCIES

     (a)  Employment agreements

          The Company has entered into employment agreements with certain officers and key employees. Additionally, the

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          At December 31, 2002, the Company's minimum aggregate commitments under long-term, non-cancelable operating leases are as follows ($ in thousands):

2003 ..................    $1,616
2004 ..................     1,620
2005 ..................     1,506
2006 ..................       131
                           ------
                           $4,873
                           ======

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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

                                            YEAR ENDED DECEMBER 31, 2002
                           ---------------------------------------------------------------
                           QUARTER ENDED    QUARTER ENDED    QUARTER ENDED   QUARTER ENDED
                              MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
                           -------------    -------------    -------------   -------------
Total revenues                $ 2,593          $ 2,626          $ 2,405         $ 2,809
Operating loss                $(7,774)         $(7,057)         $(6,760)        $(5,575)
Net loss                      $(6,750)         $(6,221)         $(5,840)        $(4,658)
                              =======          =======          =======         =======
Net loss per share data:
  Basic and diluted           $ (0.15)         $ (0.14)         $ (0.13)        $ (0.11)


                                            YEAR ENDED DECEMBER 31, 2001
                           ---------------------------------------------------------------
                           QUARTER ENDED    QUARTER ENDED    QUARTER ENDED   QUARTER ENDED
                              MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
                           -------------    -------------    -------------   -------------
Total revenues                $ 2,269          $ 2,463          $ 1,704         $ 2,481
Operating loss                $(4,224)         $(6,107)         $(5,707)        $(9,089)
Net loss                      $(2,510)         $(4,539)         $(4,289)        $(7,804)
                              =======          =======          =======         =======
Net loss per share data:
Basic and diluted             $ (0.06)         $ (0.10)         $ (0.10)        $ (0.18)

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

                               INDEX TO EXHIBITS

EXHIBIT NO                                                    DESCRIPTION OF EXHIBIT
----------                                                    ----------------------
   3.1                  -- Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's
                           Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended))
   3.2                  -- Amendment to the Certificate of Incorporation dated November 30, 1993 (incorporated by reference to
                           Exhibit 3.4 to the Company's Form 10-Q (Commission File No. 000-20117) filed with the Commission on
                           November 14, 1994)
   3.3                  -- Amendment to the Certificate of Incorporation dated May 20, 1994 (incorporated by reference to Exhibit
                           3.5 to the Company's Form 10-Q (Commission File No. 000-20117) filed with the Commission on November 14,
                           1994)
   3.4                  -- Certificate of Amendment of Certificate of Incorporation dated May 3, 1996 (incorporated by reference to
                           Exhibit 3.6 to the Company's Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30,
                           1996)
   3.5                  -- Amended and Restated By-laws of Texas Biotechnology Corporation adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company's Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 1996)
   3.6                  -- Amendment to Article II of By-laws adopted June 29, 2000 (incorporated by reference to Exhibit 3.8 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June
                           30, 2000 filed with the Commission on August 14, 2000)
   3.7                  -- Certificate of Designations, Preferences, Limitations and Relative Rights of The Series A Junior
                           Participating Preferred Stock of Texas Biotechnology Corporation (incorporated by reference to Exhibit 2 to the Company's Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002)
   4.1                  -- Rights Agreement, dated as of January 2, 2002, between Texas Biotechnology Corporation and The Bank of
                           New York, as Rights Agent, including exhibits thereto. (incorporated by reference to Exhibit 1 to the
                           Company's Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002)
   4.2                  -- Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Company's Form 8-A (Commission
                           File No. 000-20117) filed with the Commission on January 3, 2002)
  10.1                  -- Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit
                           10.6 to the Company's Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended))
  10.2                  -- Sixth amendment dated January 1, 2003 to Consulting Agreement with John M. Pietruski dated January 1,
                           1992 (incorporated by reference to Exhibit 10.2 to the Company's 10-K (Commission File No. 000-20117)
                           for the year ended December 31, 2002 filed with the Commission on March 28, 2003).
  10.3                  -- Employment Agreement with David B. McWilliams dated July 15, 1992 (incorporated by reference to Exhibit
                           19.1 to the Company's Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1992)
  10.4                  -- Retirement Agreement between Texas Biotechnology Corporation and David B. McWilliams dated March 21,
                           2002 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K (Commission File No.
                           000-20117) for the year ended December 31, 2001 filed with the Commission on March 29, 2002).
  10.5                  -- Termination Agreement between Texas Biotechnology Corporation and Bruce D. Given, M.D. dated March 21,
                           2003 (incorporated by reference to Exhibit 10.5 to the Company's 10-K (Commission File No. 000-20117)
                           for the year ended December 31, 2002 filed with the Commission on March 28, 2003).
  10.6                  -- Termination Agreement between Texas Biotechnology Corporation and Richard A. F. Dixon dated March 17,
                           2003 (incorporated by reference to Exhibit 10.6 to the Company's 10-K (Commission File No. 000-20117)
                           for the year ended December 31, 2002 filed with the Commission on March 28, 2003).
  10.7                  -- Termination Agreement between Texas Biotechnology Corporation and Stephen L. Mueller dated March 20,
                           2003 (incorporated by reference to Exhibit 10.7 to the Company's 10-K (Commission File No. 000-20117)
                           for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

  10.8                  -- Form of Termination Agreement between Texas Biotechnology Corporation and Tom Brock, Philip Brown,
                           Heather Giles, Pam Mabry, Dan Thompson, and Patrick Ward (incorporated by reference to Exhibit 10.8 to the Company's 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the
                           Commission on March 28, 2003).
  10.9                  -- Form of Indemnification Agreement between Texas Biotechnology Corporation and its officers and directors dated March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K (Commission
                           File No. 000-20117) for the year ended December 31, 2001 filed with the Commission on March 29, 2002).
  10.10                 -- Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.33 to the
                           Company's Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994)
  10.11                 -- Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K (Commission File No. 000-20117) for the year ended December
                           31, 1994)
  10.12                 -- Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit
                           10.39 to the Company's Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995)
  10.13                 -- 1995 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company's Form 10-Q
                          (Commission File No. 000-20117) for the quarter ended June 30, 1995)
  10.14                 -- Amendment to the 1995 Stock Option Plan of Texas Biotechnology Corporation dated March 4, 1997
                           (incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q (Commission File No. 000-20117)
                           for the quarter ended June 30, 1997 filed with the Commission on August 14, 1997)
  10.15                 -- Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit 10.55 to the Company's Form 10-Q (Commission
                           File No. 000-20117) for the quarter ended June 30, 1996)
  10.16                 -- Amendment to the 1995 Non-Employee Director Stock Option Plan of Texas Biotechnology Corporation dated
                           March 4, 1997 (incorporated by reference to Exhibit 10.63 to the Company's Form 10-Q (Commission File
                           No. 000-20117) for the quarter ended June 30, 1997 filed with the Commission on August 14, 1997)
  10.17                 -- Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan, dated March 6, 2000
                           (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
                           (Commission File No. 333-41864) filed with the commission on July 20, 2000)
  10.18                 -- Texas Biotechnology Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.71 to the Company's Form 10-Q (Commission File No. 000-20117) for the Quarter ended March 31, 1999 filed with the Commission on May 14, 1999)
  10.19                 -- Amendment to the 1999 Stock Incentive Plan adopted on March 13, 2001 (incorporated by reference to
                           Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-72468) filed with the commission on October 30, 2001)
  10.20                 -- Lease Agreement dated, February 24, 1995 between Texas Biotechnology Corporation and Doctors Center,
                           Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K (Commission File No.
                           000-20117) for the year ended December 31, 1994)
  10.21                 -- Third Amendment to Lease Agreement dated January 1, 2003 between Texas Biotechnology Corporation and the
                           Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the
                           Company's 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the
                           Commission on March 28, 2003).
  10.22                 -- Lease Agreement dated February 20, 2002 between Texas Biotechnology Corporation and FRM West Loop
                           Associates #6, LTD (incorporated by reference to Exhibit 10.22 to the Company's 10-K (Commission File
                           No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).
  10.23*                -- Sublicense and License Agreement dated May 27, 1993 between Company and Genentech, Inc., together with exhibits (incorporated by reference to Exhibit 10.17 to the Company's Form 10-Q (Commission File No.
                           000-20117) for the quarter ended June 30, 1993 and incorporated by reference to Exhibit 10.17 to the
                           Company's Form 10-Q/A-1 (Commission

                           File No. 0-20117) for the quarter ended June 30, 1993)
  10.24*                -- Stock Agreement dated May 27, 1993 between the Company and Genentech, Inc. (incorporated by reference to
                           Exhibit 10.18 to the Company's Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30,
                           1993)
  10.25                 -- Agreement between Mitsubishi Chemical Corporation, Texas Biotechnology Corporation and SmithKline
                           Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K
                           (Commission File No. 000-20117) filed with the Commission on August 25, 1997)
  10.26*                -- Product Development License and Co-Promotion Agreement between Texas Biotechnology Corporation and
                           SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company's
                           Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997)
  10.27*                -- Common Stock Purchase Agreement between Texas Biotechnology Corporation and SmithKline Beecham plc dated
                           August 5, 1997 (incorporated by reference to Exhibit 99.3 to the Company's Form 8-K (Commission File No.
                           000-20117) filed with the Commission on August 25, 1997)
  10.28*                -- Amended and Restated License and Research Development Agreement dated January 24, 2003 between Revotar
                           Biopharmaceuticals AG and Texas Biotechnology Corporation (incorporated by reference to Exhibit 10.28 to the Company's 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).
  10.29*                -- Agreement of Limited Partnership of ICOS-Texas Biotechnology L.P. among ICOS-ET-LP LLC and Texas
                           Biotechnology Corporation, as Limited Partners, and ICOS-ET-GP LLC and TBC-ET, Inc., as General Partners
                           dated June 6, 2000. (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on
                           Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000)
  10.30*                -- Endothelin License Agreement by and between Texas Biotechnology Corporation and ICOS-Texas Biotechnology
                           L.P. dated June 6, 2000. (incorporated by reference to Exhibit 99.5 to the Company's Quarterly Report on
                           Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000)
  10.31*                -- Formation and Performance Agreement by and between ICOS Corporation and Texas Biotechnology Corporation dated June 6, 2000. (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on
                           Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000)
  10.32*                -- Research and Development Service Agreement by and between ICOS Corporation, Texas Biotechnology
                           Corporation and ICOS-Texas Biotechnology L.P. dated June 6, 2000. (incorporated by reference to Exhibit
                           99.7 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000)
  10.33*                -- Research Collaboration and License Agreement by and between Texas Biotechnology Corporation and
                           Schering-Plough LTD. dated June 30, 2000. (incorporated by reference to Exhibit 99.8 to the Company's
                           Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000)
  10.34*                -- Research Collaboration and License Agreement by and between Texas Biotechnology Corporation and Schering
                           Corporation dated June 30, 2000. (incorporated by reference to Exhibit 99.9 to the Company's Quarterly
                           Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the
                           Commission on August 14, 2000)
  21.1                  -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's 10-K
                           (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March
                           28, 2003).
  23.1+                 -- Independent Auditors' Consent of KPMG LLP, Seattle, Washington
  23.2+                 -- Independent Auditors' Consent of KPMG LLP, Houston, Texas
  31.1+                 -- Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
  31.2+                 -- Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
  32.1+                 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.
  32.2+                 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

----------

* The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

+    Filed herewith