Form 10-Q/A
period 2003-03-31
ENCYSIVE PHARMACEUTICALS INC
filed 2003-11-14
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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

             6700 West Loop South, 4th Floor, Bellaire, Texas 77401
-------------------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

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

                        TEXAS BIOTECHNOLOGY CORPORATION

                               TABLE OF CONTENTS


                                                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002             1

         Consolidated Statements of Operations and Comprehensive Loss for the
            three months ended March 31, 2003 and 2002                                      2

         Consolidated Statements of Cash Flows for the three months ended
            March 31, 2003 and 2002                                                         3

         Notes to Consolidated Financial Statements                                         4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                      18

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                              27

         ITEM 4: CONTROLS AND PROCEDURES                                                   28

PART II. OTHER INFORMATION

         ITEM 1: Legal Proceedings                                                         28

         ITEM 2: Changes in Securities and Use of Proceeds                                 28

         ITEM 3: Defaults Upon Senior Securities                                           28

         ITEM 4: Submission of Matters to a Vote of Security Holders                       28

         ITEM 5: Other Information                                                         28

         ITEM 6: Exhibits and Reports on Form 8-K                                          28

SIGNATURES                                                                                 30

CERTIFICATIONS

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS, EXCEPT PER DATA)
                                  (UNAUDITED)


                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    2003                  2002
                                                                                  ---------           ------------

ASSETS
Current assets:
       Cash and cash equivalents                                                  $  27,030             $  21,228
       Short-term investments                                                        19,713                26,533
       Accounts receivable                                                            1,139                 1,098
       Other current receivables                                                        131                   473
       Receivable from related party under collaborative arrangement                  1,248                   393
       Prepaids                                                                       2,235                 1,482
                                                                                  ---------             ---------
           Total current assets                                                      51,496                51,207

Long-term investments                                                                13,105                20,244
Equipment and leasehold improvements, net                                             5,454                 5,579
Other assets                                                                            736                   762
                                                                                  ---------             ---------
           Total assets                                                           $  70,791             $  77,792
                                                                                  =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $     812             $     950
       Accrued expenses                                                               2,335                 3,774
       Deferred revenue from related party                                              591                   591
       Deferred revenue from unrelated parties                                          927                   927
       Payable to related party                                                       2,375                 2,664
                                                                                  ---------             ---------
           Total current liabilities                                                  7,040                 8,906

Deferred revenue from related party                                                   1,046                 1,181
Deferred revenue from unrelated parties                                               2,787                 3,019
Minority interest in Revotar                                                          2,418                 2,608

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share.  At March 31, 2003, and December 31, 2002, 5,000,000 shares authorized;
           none outstanding                                                              --                    --
       Common stock, par value $.005 per share.  At March 31, 2003
           75,000,000 shares authorized; 44,458,644 shares issued
           At December 31, 2002, 75,000,000 shares authorized;
           44,015,364 shares issued                                                     222                   220
       Additional paid-in capital                                                   212,282               211,847
       Deferred compensation expense                                                   (319)                 (223)
       Treasury stock, 213,000 shares at March 31, 2003, and
           December 31, 2002                                                         (1,602)               (1,602)
       Accumulated other comprehensive income                                            62                     1
       Accumulated deficit                                                         (153,145)             (148,165)
                                                                                  ---------             ---------
           Total stockholders' equity                                                57,500                62,078
                                                                                  ---------             ---------
           Total liabilities and stockholders' equity                             $  70,791             $  77,792
                                                                                  =========             =========

          See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------
                                                                            2003                     2002
                                                                        ------------             ------------

Revenues:
      Research agreements                                               $        742             $        913
      Collaborative research and development from
          ICOS-TBC, L.P.                                                         664                      240
      Royalty income, net                                                      1,148                      965
      License fees, milestones and grants                                        662                      475
                                                                        ------------             ------------
          Total revenues                                                       3,216                    2,593
                                                                        ------------             ------------

Expenses:
      Research and development                                                 4,219                    5,190
      Equity in loss of ICOS-TBC, L.P.                                         2,386                    2,510
      General and administrative                                               2,154                    2,667
                                                                        ------------             ------------
          Total expenses                                                       8,759                   10,367
                                                                        ------------             ------------

          Operating loss                                                      (5,543)                  (7,774)

Investment income, net                                                           373                      767
                                                                        ------------             ------------
          Loss before minority interest                                       (5,170)                  (7,007)

Minority interest in loss of Revotar                                             190                      257
                                                                        ------------             ------------

      Net loss                                                                (4,980)                  (6,750)

Other comprehensive gain (loss):
      Unrealized gain (loss) on foreign currency translation                      61                      (61)
                                                                        ------------             ------------

          Comprehensive loss                                            $     (4,919)            $     (6,811)
                                                                        ============             ============

Net loss per common share-
      basic and diluted                                                 $      (0.11)            $      (0.15)
                                                                        ============             ============

Weighted average common shares used to compute
      basic and diluted net loss per share                                43,945,274               43,613,146
                                                                        ============             ============

          See accompanying notes to consolidated financial statements

                TEXAS BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    ($ in thousands, except per share data)
                                  (unaudited)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                  2003                 2002
                                                                                --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (4,980)            $ (6,750)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                              263                  270
          Equity in loss of ICOS-TBC, L.P.                                         2,386                2,510
          Minority interest in loss of Revotar                                      (190)                (257)
          Expenses paid with stock                                                   325                  230
          Compensation expense related to stock options                               16                  182
          Amortization of premium/discount on investments                             32                   66
    Change in operating assets and liabilities:
         Decrease in interest receivable included in short-term
            and long-term investments                                                186                  278
         Increase in accounts receivable                                             (40)                (288)
         Increase in prepaids                                                       (753)                (872)
         Decrease in other current receivables                                       384                  284
         (Increase) decrease in receivable from related party under
            collaborative arrangement                                               (861)                 479
         Decrease in current liabilities                                          (1,601)              (1,011)
         Decrease in liability to related party                                   (2,675)              (2,172)
         Decrease in deferred revenue from unrelated parties                        (232)                (187)
         Decrease in deferred revenue from related party                            (136)                (288)
                                                                                --------             --------
           Net cash used in operating activities                                  (7,876)              (7,526)
                                                                                --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                 (56)              (1,245)
   Purchases of investments                                                       (8,307)             (32,888)
   Maturity of investments                                                        22,048               57,769
                                                                                --------             --------
           Net cash provided by investing activities                              13,685               23,636
                                                                                --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                            --                  157
                                                                                --------             --------
           Net cash provided by financing activities                                  --                  157

Effect of exchange rate changes on cash                                               (7)                 (45)
                                                                                --------             --------
    Net increase in cash and cash equivalents                                      5,802               16,222

Cash and cash equivalents at beginning of period                                  21,228               10,086
                                                                                --------             --------

Cash and cash equivalents at end of period                                      $ 27,030             $ 26,308
                                                                                ========             ========

Supplemental schedule of noncash financing activities:
   deferred compensation expense                                                $    162             $    300
                                                                                ========             ========
   issuance of Common Stock for expenses                                        $    325             $    230
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


                                                     March 31, 2003   December 31, 2002
                                                     --------------   -----------------

         Cash and cash equivalents:
            Demand and money market accounts            $ 5,145            $   609
            Corporate commercial paper                   21,885             20,619
                                                        -------            -------
         Total cash and cash equivalents                $27,030            $21,228
                                                        =======            =======

         Short-term investments:
           U.S. Government agency securities            $ 5,000            $ 3,999
           Corporate commercial paper and
              loan participations                        14,569             22,333
           Accrued interest on above                        144                201
                                                        -------            -------
         Total short-term investments                   $19,713            $26,533
                                                        =======            =======

         Long-term investments:
           U.S. Government agency securities            $ 5,000            $12,000
           Corporate commercial paper and
              loan participations                         8,013              7,990
           Accrued interest on above                         92                254
                                                        -------            -------
         Total long-term investments                    $13,105            $20,244
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

         (m)      Stock Based Compensation

                  At March 31, 2003, the Company has six stock-based compensation plans for employees and non-employee directors, which are described more fully in Note 4. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Net loss in the three-months ended March 31, 2003 and 2002 included stock-based compensation expense as a result of modifications made to certain options previously issued to retiring employees, and resulting from the grant of shares of restricted stock to certain employees. No other stock-based employee compensation expenses is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation ($ in thousands, except for per share data).


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                 2003                2002
                                                               -------             --------

         Net loss, as reported                                 $(4,980)            $(6,750)
         Add: Stock-based employee compensation
             expense included in reported
             net loss                                               66                 181
         Deduct: Total stock-based employee
             compensation expense determined
             under fair value method for all awards             (1,162)               (866)
                                                               -------             -------
         Pro forma net loss                                    $(6,076)            $(7,435)
                                                               =======             =======

         Loss per share:
             As reported: basic and diluted                    $ (0.11)            $ (0.15)
             Pro forma: basic and diluted                      $ (0.14)            $ (0.17)

                  The per-share weighted average fair value of stock options granted during the three-month periods ended March 31, 2003 and 2002 was $0.52 and $3.53, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:


                                                    Three Months
                                                  Ended March 31,
                                               ----------------------
                                               2003              2002
                                               ----              ----

         Expected dividend yield                0.0%              0.0%
         Risk-free interest rate                2.5%              2.8%
         Expected volatility                   71.9%             74.3%
         Expected life in years                 4.24              4.53

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

(3)      CAPITAL STOCK

         The Company has reserved Common Stock for issuance as of March 31, 2003 as follows:


                  Stock option plans ...............            7,321,346
                  Warrants outstanding .............              246,586
                                                                ---------
                        Total shares reserved ......            7,567,932
                                                                =========

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

         A summary of stock options as of March 31, 2003, follows:


                                   EXERCISE PRICE                                  EXERCISED/                     AVAILABLE
STOCK OPTION PLANS                   PER SHARE       AUTHORIZED     OUTSTANDING      OTHER        EXERCISABLE     FOR GRANT
------------------                 --------------    ----------     -----------    ----------     -----------     ---------

1990 Plan ..................       $ 1.38-$21.59        285,715         88,348        197,367         88,348             --
1992 Plan ..................       $ 1.41-$21.59      1,700,000        683,140      1,016,860        680,307             --
Director Plan ..............       $ 3.50-$ 4.54         71,429         28,527         42,902         28,527             --
1995 Plan ..................       $ 0.93-$21.59      2,000,000      1,595,461        395,133      1,485,265          9,406
1995 Director Plan (1) .....       $ 1.38-$11.31        800,000        386,596         65,033        324,096        348,371
1999 Plan  (2) .............       $ 0.93-$20.13      4,750,000      2,608,572        568,504      1,137,013      1,572,924
                                                      ---------      ---------      ---------      ---------      ---------
       TOTALS ..............                          9,607,144      5,390,644      2,285,799      3,743,556      1,930,701
                                                      =========      =========      =========      =========      =========

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

         The reconciliation of income taxes at the statutory rate of 35% applied to loss before taxes for the three months ended March 31, 2003 and 2002 is as follows ($ in thousands):


                                                           2003                2002
                                                         -------             -------

         Computed "expected" tax benefit                 $(1,743)            $(2,362)
         Effect of:
              Permanent differences                           34                 178
              Increase in valuation allowance              1,709               2,184
                                                         -------             -------
         Tax benefit                                     $    --             $    --
                                                         =======             =======

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2003 and December 31, 2002 are as follows ($ in thousands):


                                                MARCH 31, 2003      DECEMBER 31, 2002
                                                --------------      -----------------

         Loss carryforwards                        $ 44,475             $ 41,946
         Start-up costs                               7,315                8,001
         Property, plant and equipment                  (87)                 (71)
         Deferred revenue                             1,920                2,053
         Other                                        1,062                1,047
                                                   --------             --------
              Gross deferred tax assets              54,685               52,976
              Valuation allowance                   (54,685)             (52,976)
                                                   --------             --------
              Net deferred tax assets              $     --             $     --
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

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following ($ in thousands):


                                                               MARCH 31, 2003    DECEMBER 31, 2002
                                                               --------------    -----------------

         Laboratory and office equipment                           $10,803            $10,667
         Leasehold improvements                                      4,311              4,311
                                                                   -------            -------
                                                                    15,114             14,978
         Less accumulated depreciation and amortization              9,660              9,399
                                                                   -------            -------
                                                                   $ 5,454            $ 5,579
                                                                   =======            =======

(7)      ENTITY-WIDE GEOGRAPHIC DATA

         The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations ($ in thousands):


                                    MARCH 31, 2003  DECEMBER 31, 2002
                                    --------------  -----------------

         Long-lived assets:
            United States              $4,749            $4,884
            Germany                     1,441             1,457
                                       ------            ------
         Total                         $6,190            $6,341
                                       ======            ======


                                          THREE MONTHS ENDED
                                    -------------------------------
                                    MARCH 31, 2003   MARCH 31, 2002
                                    --------------   --------------

         Revenues:
            United States              $2,933            $2,593
            Germany                       283                --
                                       ------            ------
         Total                         $3,216            $2,593
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

(9)      LICENSE AGREEMENTS

         Mitsubishi Pharma Agreement

                  TBC has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. Under the Mitsubishi Agreement, TBC has access to an improved formulation patent granted in 1993 which expires in 2010, a patent on the manufacturing process to produce Argatroban that expires in 2012, and a patent for the use of Argatroban as a fibrinolysis-enhancing agent which expires in 2009. The Mitsubishi composition of matter patent on Argatroban has expired. During 2000, the Company signed an additional agreement with Mitsubishi that provides TBC with royalties on sales of Argatroban in certain European countries, and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement. The Company enrolled its first patient in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which is being recognized in revenues over the expected development period, and accordingly, revenues in the three-month periods ended March 31, 2003 and 2002 include approximately $95,000 related to such milestone payment. In light of a lack of a positive overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program.

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

         The Company had long-term obligations under our office and laboratory leases as follows (in thousands):


                                               Less than        1-3          4-5       After 5
         Contractual Obligations      Total      1 year        years        years       years
         -----------------------      -----    ---------      ------        -----      -------

         Operating Leases            $4,873      $1,616       $3,126         $131          --

Outlook for 2003

         In connection with the Acquisition, we have announced new guidance for 2003 as follows:


         Net sales of Argatroban by GSK..................           $30.0 to $35.0 million
         Revenues........................................           $10.0 to $11.5 million
         Expenses (1)....................................           $50.0 to $53.0 million
         Investment income...............................           $0.8 to $1.0 million
         Estimated net loss..............................           $39.0 to $42.0 million
         Cash and Investments at Year-End 2003...........           $30.0 to $32 million

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

         As a result of the Acquisition, our projected revenues do not include any revenues associated with ICOS-TBC beyond the amount recognized through March 31, 2003. Projected revenues contain continued amortization of deferred license fees and milestones previously received from Schering-Plough, Mitsubishi and ICOS-TBC, which are being deferred over the estimated development period of the respective compound or program. We periodically review our estimates of development periods, and actual recognized revenues could increase or decrease to the extent that we decrease or increase our estimated development periods. We have assumed that research agreement revenues from Schering-Plough will end upon the expiration of the agreement, at June 30, 2003.

         Projected operating expenses are based upon our approved operating budget for the year, adjusted to take into consideration the effect of the Acquisition. After the Acquisition, we became responsible for all development costs of the endothelin receptor antagonist program. We have not assumed significant changes in numbers of employees during year 2003, and other budgeted items remained unchanged from previously projected amounts.. Our budgeted expenses also include basic research efforts on our other programs, and levels of administrative support we believe to be necessary.

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


         EXHIBIT NO.   DESCRIPTION

         31.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

         31.2          Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

         32.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

         EXHIBIT NO.   DESCRIPTION

         32.2          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

                         ENCYSIVE PHARMACEUTICALS INC.

                               NOVEMBER 14, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2003.


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

INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION

31.1           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

32.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.