Form 10-Q/A
period 2003-06-30
ENCYSIVE PHARMACEUTICALS INC
filed 2003-11-14
CIK 887023

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

                          ENCYSIVE PHARMACEUTICALS INC.

                                TABLE OF CONTENTS

                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS  (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                    1

         Consolidated Statements of Operations and Comprehensive Loss for the
         three and six months ended June 30, 2003 and 2002                                        2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2003 and 2002                                                                   3

         Notes to Consolidated Financial Statements                                               4

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   16

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                                               26

         ITEM 4: CONTROLS AND PROCEDURES                                                         27

PART II. OTHER INFORMATION

         ITEM 1: Legal Proceedings                                                               27

         ITEM 2: Changes in Securities and Use of Proceeds                                       27

         ITEM 3: Defaults Upon Senior Securities                                                 27

         ITEM 4: Submission of Matters to a Vote of Security Holders                             27

         ITEM 5: Other Information                                                               29

         ITEM 6: Exhibits and Reports on Form 8-K                                                29

SIGNATURES

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         JUNE 30,    DECEMBER 31,
                                                                          2003           2002
                                                                        ---------    -----------
ASSETS

Current assets:
       Cash and cash equivalents                                        $  25,698     $  21,228
       Short-term investments                                              14,633        26,533
       Accounts receivable                                                  1,154         1,098
       Other current receivables                                              250           473
       Receivable from related party under collaborative arrangement            -           393
       Prepaids                                                             1,646         1,482
                                                                        ---------     ---------
           Total current assets                                            43,381        51,207

Long-term investments                                                      11,112        20,244
Equipment and leasehold improvements, net                                   5,170         5,579
Other assets                                                                  709           762
                                                                        ---------     ---------
           Total assets                                                 $  60,372     $  77,792
                                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                 $   1,561     $     950
       Accrued expenses                                                     3,520         3,774
       Deferred revenue from related party                                      -           591
       Deferred revenue from unrelated parties                                927           927
       Payable to related party                                                 -         2,664
       Current maturity on long-term debt                                   4,000             -
                                                                        ---------     ---------
           Total current liabilities                                       10,008         8,906

Long-term debt, less current maturity                                       2,000             -
Deferred revenue from related party                                             -         1,181
Deferred revenue from unrelated parties                                     2,556         3,019
Minority interest in Revotar                                                2,105         2,608

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share
           5,000,000 shares authorized; none issued or outstanding              -             -
       Common stock, par value $.005 per share.  At June 30, 2003
           75,000,000 shares authorized; 44,533,125 shares issued.
           At December 31, 2002, 75,000,000 shares authorized;
           44,015,364 shares issued.                                          223           220
       Additional paid-in capital                                         212,468       211,847
       Deferred compensation expense                                         (289)         (223)
       Treasury stock, 213,000 shares                                      (1,602)       (1,602)
       Accumulated other comprehensive income                                 168             1
       Accumulated deficit                                               (167,265)     (148,165)
                                                                        ---------     ---------
           Total stockholders' equity                                      43,703        62,078
                                                                        ---------     ---------
           Total liabilities and stockholders' equity                   $  60,372     $  77,792
                                                                        =========     =========

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------     -----------------------------
                                                            2003             2002              2003             2002
                                                         ------------     ------------     ------------     ------------
Revenues:
      Research agreements                                $        742     $        914            1,484     $      1,827
      Collaborative research and development from
          Encysive, L.P.                                            -              246              664              486
      Royalty income, net                                       1,113              840            2,260            1,805
      License fees, milestones and grants                         373              626            1,036            1,101
                                                         ------------     ------------     ------------     ------------
          Total revenues                                        2,228            2,626            5,444            5,219
                                                         ------------     ------------     ------------     ------------

Expenses:
      Research and development                                  6,304            5,472           10,523           10,821
      Purchase of in-process research and development           8,363                -            8,363               --
      Equity in loss of Encysive, L.P.                              -            1,957            2,386            4,467
      General and administrative                                2,258            2,254            4,412            4,762
                                                         ------------     ------------     ------------     ------------
          Total expenses                                       16,925            9,683           25,684           20,050
                                                         ------------     ------------     ------------     ------------

          Operating loss                                      (14,697)          (7,057)         (20,240)         (14,831)

Investment income, net                                            264              613              637            1,380
                                                         ------------     ------------     ------------     ------------
          Loss before minority interest                       (14,433)          (6,444)         (19,603)         (13,451)

Minority interest in loss of Revotar                              313              223              503              480
                                                         ------------     ------------     ------------     ------------

      Net loss                                                (14,120)          (6,221)         (19,100)         (12,971)

Other comprehensive gain
      Unrealized gain on foreign currency translation             106              205              167              144
                                                         ------------     ------------     ------------     ------------

          Comprehensive loss                             $    (14,014)    $     (6,016)         (18,933)    $    (12,827)
                                                         ============     ============     ============     ============

Net loss per common share-
      basic and diluted                                  $      (0.32)    $      (0.14)           (0.44)    $      (0.30)
                                                         ============     ============     ============     ============

Weighted average common shares used to compute
      basic and diluted net loss per share                 43,763,903       43,745,625       43,744,573       43,679,752
                                                         ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ In thousands)

                                   (Unaudited)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                            2003          2002
                                                                         -----------  ------------
Cash flows from operating activities:
   Net loss                                                                $(19,100)    $(12,971)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                                          522          553
         Equity in loss of Encysive, L.P.                                     2,386        4,467
         Purchase of in-process research and development                      8,363
         Minority interest in loss of Revotar                                  (503)        (480)
         Expenses paid with stock                                               341          242
         Stock based compensation expense                                        91          212
         Amortization of premium/discount on investments                          -           78
    Change in operating assets and liabilities:
         Decrease in interest receivable included in short-term
            and long-term investments                                           211          330
         Increase in accounts receivable                                        (56)        (225)
         Increase in prepaids                                                  (163)        (404)
         Decrease in other current receivables                                  271          249
         Decrease in receivable from related party under
            collaborative arrangement                                           393          815
         Increase (decrease) in current liabilities                             302       (1,747)
         Decrease in liability to related party                              (5,051)      (5,025)
         Decrease (increase) in deferred revenue from unrelated parties        (463)         620
         Decrease in deferred revenue from related party                       (135)        (585)
                                                                           --------     --------
    Net cash used in operating activities                                   (12,591)     (13,871)
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                           (114)      (2,136)
   Grants received for purchases of equipment                                   185          167
   Purchase of in-process research and development                           (4,000)
   Purchases of investments                                                  30,578      (55,141)
   Maturity of investments                                                   (9,756)      90,466
                                                                           --------     --------
    Net cash provided by investing activities                                16,893       33,356
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                      126          307
                                                                           --------     --------
    Net cash provided by financing activities                                   126          307

Effect of exchange rate changes on cash                                          42           34
                                                                           --------     --------
    Net increase in cash and cash equivalents                                 4,470       19,826

Cash and cash equivalents at beginning of period                             21,228       10,086
                                                                           --------     --------

Cash and cash equivalents at end of period                                 $ 25,698     $ 29,912
                                                                           ========     ========

Supplemental schedule of noncash financing activities:
   Deferred compensation expense                                           $    137     $    274
   Issuance of Common Stock for expenses                                        341          242
   Acquisition of equipment under capital leases                                  -           34
   Interest                                                                       2            1
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

     (c)  Cash, Cash Equivalents, Short-Term Investments and Long-Term
Investments

          Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with original maturities of less than one year and greater than three months at the purchase date. Long-term investments consist of debt securities with a remaining maturity of one to four years. The Company classifies all short-term and long-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term and long-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline were other than temporary, the Company would record a loss and reduce the carrying value of such instrument to its fair value. The Company has classified as restricted, cash deposited with a bank as security for certain foreign exchange futures contracts. See Note 12. Of those securities classified as long-term investments, the Company has pledged U.S. Government agency securities having a purchase price of $3,000,000 and corporate securities having a purchase price of $4,011,000 as collateral for a letter of credit securing a note payable to ICOS. See Note 13. Composition of cash and investments was as follows (in thousands):

                                         June 30, 2003    December 31, 2002
                                         -------------    -----------------
Cash and cash equivalents:
   Demand and money market accounts         $   378            $   609
   Restricted cash                              121                ---
   Corporate commercial paper                25,199             20,619
                                            -------            -------
Total cash and cash equivalents             $25,698            $21,228
                                            =======            =======

Short-term investments:
   U.S. Government agency securities        $ 5,000            $ 3,999
   Corporate commercial paper and
    loan participations                       9,508             22,333
   Accrued interest on above                    125                201
                                            -------            -------
Total short-term investments                $14,633            $26,533
                                            =======            =======

Long-term investments:
   U.S. Government agency securities        $ 3,000            $12,000
   Corporate commercial paper and
    loan participations                       7,994              7,990
   Accrued interest on above                    118                254
                                            -------            -------
Total long-term investments                 $11,112            $20,244
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

     (g)  Net Loss Per Common Share

          Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended June30, 2003 and 2002, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,763,903 and 43,745,625 shares, respectively. Weighted average common shares used to compute basic and diluted net loss per common share for the six-month periods ended June 30, 2003 and 2002 were 43,744,573 and 43,679,752 shares, respectively. Securities convertible into Common Stock, comprised of stock options, warrants and unvested shares of restricted common stock totaling 5,844,884 and 5,499,880 shares at June 30, 2003 and 2002, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

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

                                     Three Months Ended June 30,  Six Months Ended June 30,
                                     ---------------------------  -------------------------
                                          2003         2002           2003         2002
                                     ------------  -------------  -----------  ------------
Net loss, as reported                   $(14,120)    $ (6,221)      $(19,100)    $(12,971)

Add:  Stock-based employee
      compensation expense
      included in reported
      net loss                                28            6             28          178

Deduct:  Total stock-based
      employee compensation
      expense determined
      under fair value method
      for all awards                        (713)      (1,187)        (1,811)      (2,048)
                                        --------     --------       --------     --------
Pro forma net loss                      $(14,805)    $ (7,402)      $(20,883)    $(14,841)
                                        ========     ========       ========     ========

Loss per share:
      As reported, basic and
      diluted                           $  (0.32)    $  (0.14)      $  (0.44)    $  (0.30)
      Pro forma, basic and diluted      $  (0.34)    $  (0.17)      $  (0.48)    $  (0.34)

          The per-share weighted average fair value of stock options granted during the three-month periods ended June 30, 2003 and 2002 was $1.71 and $2.79, respectively, and in the six-month periods ended June 30, 2003 and 2002 was $0.76 and $ 3.48, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                             Three Months Ended June 30,         Six Months Ended June 30,
                             ---------------------------         -------------------------
                                 2003            2002               2003           2002
                             -----------      ----------         ----------     ----------
Expected dividend yield          0.0%            0.0%               0.0%           0.0%
Risk-free interest rate          2.6%            3.0%               2.5%           2.8%
Expected volatility             79.8%           75.6%              73.4%          74.4%
Expected life in years          5.50            4.80               4.49           4.55

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

(3)  CAPITAL STOCK

     The Company has reserved Common Stock for issuance as of June 30, 2003 as follows:

Stock option plans...................................              7,214,863
Warrants outstanding.................................                246,586
                                                                   ---------
      Total shares reserved..........................              7,461,449
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

     A summary of stock options as of June 30, 2003, follows:

                               EXERCISE PRICE                               EXERCISED/                AVAILABLE
    STOCK OPTION PLANS           PER SHARE       AUTHORIZED    OUTSTANDING    OTHER      EXERCISABLE  FOR GRANT
    ------------------           ---------       ----------    -----------    -----      -----------  ---------
1990 Plan.................     $ 1.38-$21.59       285,715         61,919     223,796        61,919          ---
1992 Plan.................     $ 1.41-$21.59     1,700,000        586,308   1,113,692       583,475          ---
Director Plan.............     $ 3.50-$ 4.54        71,429         19,954      51,475        19,954          ---
1995 Plan.................     $ 0.93-$21.59     2,000,000      1,391,279     417,133     1,314,531      191,588
1995 Director Plan........     $ 1.38-$11.31       800,000        446,596      77,433       354,096      275,971
1999 Plan.................     $ 0.93-$20.13     4,750,000      2,568,908     508,752     1,064,121    1,672,340
                                                ----------      ---------    --------     ---------   ----------
       TOTALS.............                       9,607,144      5,074,964   2,392,281     3,398,096    2,139,899
                                                ==========    ===========   =========     =========   ==========

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

(6)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following (amounts in thousands):

                                                 JUNE 30, 2003  DECEMBER 31, 2002
                                                 -------------  -----------------
Laboratory and office equipment                     $10,736          $10,667
Leasehold improvements                                4,311            4,311
                                                    -------          -------
                                                     15,047           14,978
Less accumulated depreciation and amortization        9,877            9,399
                                                    -------          -------
                                                    $ 5,170          $ 5,579
                                                    =======          =======

(7)  ENTITY-WIDE GEOGRAPHIC DATA

     The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations (amounts in thousands):

                     JUNE 30, 2003  DECEMBER 31, 2002
                     -------------  -----------------
Long-lived assets:
   United States         $4,595          $4,884
   Germany                1,284           1,457
                         ------          ------
Total                    $5,879          $6,341
                         ======          ======

                            THREE MONTHS ENDED               SIX MONTHS ENDED
                            ------------------               ----------------
                      JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003   JUNE 30, 2002
                      -------------   -------------   -------------   -------------
Revenues:
   United States          $2,086          $2,489          $5,019          $5,082
   Germany                   142             137             425             137
                          ------          ------          ------          ------
Total                     $2,228          $2,626          $5,444          $5,219
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

     During the third quarter of 2000, Encysive formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other Encyisve research technology. Revotar also received approximately $5 million in funding from three German venture capital funds. The Company retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into its consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The minority interest in Revotar at June 30, 2003 and December 31, 2002, was $2,105,000 and $2,608,000,
respectively. The Company's consolidated net loss for the three-month periods ended June 30, 2003 and 2002 was reduced by $313,000 and $223,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses. Consolidated net loss for the six-month periods ended June 30, 2003 and 2002 was reduced by $503,000 and $480,000, respectively, for the Revotar minority shareholders' interest.

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

     Since the only asset acquired was in-process research and development, the Company recorded a charge for in-process research and development of $10,000,000 less unamortized deferred revenues of $1,637,000. The unamortized deferred revenues of $1,637,000 relates to the previous payments received from ELP that were being amortized into income over the estimated remaining development period. Due to the short-term nature of the Note and the associated interest rate, the Note was not discounted when calculating the in-process research and development charge.

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

                         Pro Forma Summary of Operations
                  Amounts in thousands (except per share data)

                                     Three Months Ended June 30, 2003              Three Months Ended June 30, 2002
                                  ---------------------------------------     ------------------------------------------
                                                Pro Forma                                     Pro Forma
                                  Historical    Adjustment    Pro Forma         Historical    Adjustment     Pro Forma
                                  ----------    ----------    ---------         ----------    ----------     ---------
Total Revenues                    $   2,228            ---    $    2,228      $      2,626    $     (543)   $     2,083
Net Loss                            (14,120)         8,363        (5,757)           (6,221)       (2,254)        (8,475)
                                  =========                   ==========      ============                  ===========
Net loss per common share-
      basic and diluted               (0.32)                       (0.13)            (0.14)                       (0.19)

                                      Six Months Ended June 30, 2003                 Six Months Ended June 30, 2002
                                  ---------------------------------------     ------------------------------------------
                                                Pro Forma                                     Pro Forma
                                  Historical    Adjustment    Pro Forma         Historical    Adjustment     Pro Forma
                                  ----------    ----------    ---------         ----------    ----------     ---------
Total Revenues                    $    5,444    $     (800)   $    4,644      $      5,219    $   (1,071)   $     4,148
Net Loss                             (19,100)        8,227       (10,873)          (12,971)       (5,052)       (18,023)
                                  ==========                  ==========      ============                  ===========
Net loss per common share-
       basic and diluted               (0.44)                      (0.25)            (0.30)                       (0.41)

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

     We had long-term obligations under our office and laboratory leases and note payable as follows ($ in thousands):

                                      Less than      1-3            4-5        After 5
Contractual Obligations      Total      1 year      years          years        years
-----------------------      -----      ------      -----          -----        -----
   Operating Leases        $   4,873  $   1,616   $   3,126      $     131        ---
    Long-term Debt             6,000      4,000       2,000            ---        ---

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 16, 2003, an annual meeting of our stockholders was held. The holders of 40,986,142 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

     (a)  Election of Directors

          The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                             NUMBER OF                 NUMBER OF
        NAME                 VOTES FOR              VOTES WITHHELD
        ----                 ---------              --------------
Ron J. Anderson              39,821,531                1,164,611

Frank C. Carlucci            39,808,441                1,177,701

Robert J. Cruikshank         39,828,045                1,158,097

Richard A. F. Dixon          39,851,704                1,134,438

Bruce D. Given               39,845,733                1,140,409

Suzanne Oparil               39,832,779                1,153,363

John M. Pietruski            39,800,122                1,186,020

William R. Ringo, Jr.        39,827,795                1,158,347

James A. Thomson             39,824,931                1,161,211

James T. Willerson           39,830,995                1,155,147

     (b) Adoption of the Amendment to the Amended and Restated 1999 Stock Incentive Plan

          The stockholders approved the proposal to adopt the Amendment to the Amended and Restated 1999 Stock Incentive Plan. Votes were cast as follows:

 NUMBER OF              NUMBER OF               NUMBER OF            NUMBER OF
 VOTES FOR            VOTES AGAINST         VOTES ABSTAINING     BROKER NON-VOTES
 ---------            -------------         ----------------     ----------------
37,227,649              3,672,657                85,836                 -0-

     (c) Adoption of the Amendment to the Amended and Restated 1995 Non-Employee Director Stock Option Plan

          The stockholders approved the proposal to adopt the Amendment to the Amended and Restated 1995 Non-Employee Director Stock Option Plan. Votes were cast as follows:

 NUMBER OF               NUMBER OF               NUMBER OF           NUMBER OF
 VOTES FOR             VOTES AGAINST         VOTES ABSTAINING     BROKER NON-VOTES
 ---------             -------------         ----------------     ----------------
38,921,503               1,832,720                131,919                -0-

     (d) Adoption of the Proposal to Amend the Company's Certificate of Incorporation

          The stockholders approved the proposal to adopt the amendment to the Company's Certificate of Incorporation, which would change the Company's corporate name from "Texas Biotechnology Corporation" to "Encysive Pharmaceuticals Inc." Votes were cast as follows:

 NUMBER OF               NUMBER OF              NUMBER OF             NUMBER OF
 VOTES FOR             VOTES AGAINST        VOTES ABSTAINING      BROKER NON-VOTES
 ---------             -------------        ----------------      ----------------
40,741,628                185,422                 59,092                 -0-

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Seven reports on Form 8-K were filed during the quarter ended June 30, 2003. A report on Form 8-K dated April 11, 2003 was filed regarding the Company's retaining compliance with The Nasdaq National Market System. A report on Form 8-K dated April 23, 2003 was filed regarding updated guidance and operating plans following the sitaxsentan re-acquisition. A report on Form 8-K dated April 23, 2003 and amended on July 3, 2003 was filed regarding the purchase and sale agreement of ICOS-Texas Biotechnology L.P. A report on Form 8-K dated May 8, 2003 was filed regarding first quarter 2003 results. A report on Form 8-K dated May 16, 2003 was filed regarding the name change of "Texas Biotechnology Corporation" to "Encysive Pharmaceuticals Inc." A report on Form 8-K dated June 3, 2003 was filed regarding the naming of the new vice president of marketing and sales and corporate officer. A report on Form 8-K dated June 20, 2003 was filed announcing special protocol assessment from the FDA creating a binding agreement for the basis of sitaxsentan regulatory review.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3.1       Amendment to Certificate of Incorporation dated May 16, 2003
             (incorporated by reference to Exhibit 3.1 to the Company's 10-Q
             (Commission File No. 000-20117) for the quarter ended June 30, 2003 filed with the Commission on August 13, 2003).

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
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
   3.1       Amendment to Certificate of Incorporation dated May 16, 2003
             (incorporated by reference to Exhibit 3.1 to the Company's 10-Q
             (Commission File No. 000-20117) for the quarter ended June 30, 2003 filed with the Commission on August 13, 2003).

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