Form 10-K
period 2003-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2004-03-15
CIK 887023

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $211,850,000 as of June 30, 2003.

      The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2004:

                     TITLE OF CLASS                    NUMBER OF SHARES
                     --------------                    ----------------
              Common Stock, $.005 par value              52,642,748


    Documents incorporated by reference:

                        DOCUMENT                       FORM 10-K PARTS
         ---------------------------------------       ----------------
         Definitive Proxy Statement, to be filed             III
                         within
               120 days of December 31, 2003
                  (specified portions)

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

      You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Additional Risk Factors" and elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

      As used in this Form 10-K, the words "we," "our," "us," "Encysive," and the "Company" refer to Encysive Pharmaceuticals Inc., its predecessors and subsidiaries, except as otherwise specified. This Form 10-K may contain trademarks and service marks of other companies.

                                     PART I

ITEM 1 -- BUSINESS

                                    OVERVIEW

      Encysive Pharmaceuticals is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one Food and Drug Administration, or FDA, approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, that is marketed by GlaxoSmithKline, PLC, also referred to as GlaxoSmithKline or GSK. Our lead drug candidate, Thelin(TM) (sitaxsentan), is an endothelin receptor antagonist in Phase III clinical trials for the treatment of pulmonary arterial hypertension, or PAH.
In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist, and bimosiamose, being developed by our majority-owned German affiliate, Revotar Biopharmaceuticals AG, or Revotar. Our executive offices are located at 6700 West Loop South, 4th Floor, Bellaire, Texas 77401. Our telephone number is
(713) 796-8822.

Thelin(TM)

      Thelin(TM) is being developed as a treatment for PAH, a life-threatening disease characterized by the constriction of blood vessels leading to the lungs. This constriction leads to very high blood pressure in the pulmonary arteries as the heart struggles to pump blood to the lungs. PAH patients suffer from extreme shortness of breath and, as the disease progresses, are less able to perform the daily activities of living. Over time, PAH leads to right ventricular failure (heart failure) and death. PAH may be a primary condition, perhaps caused by genetic factors, or secondary to other diseases like autoimmune diseases (such as scleroderma or lupus), congenital heart disease, HIV infection or cirrhosis of the liver. PAH is an orphan disease (defined in the U.S. as a prevalence of less than 200,000 patients) that industry research analysts estimate to afflict approximately 80,000 to 100,000 individuals worldwide, mostly women.

      It has been determined that the vascular endothelium plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances such as endothelin that regulate the balance between vasoconstriction and vasodilation. The vascular actions of endothelin can be explained by its interactions on cell surfaces with two distinct receptors, endothelin-A, or ETA, and endothelin-B, or ETB. In general, ETA receptors on vascular smooth muscle cells are associated with vasoconstriction, while ETB receptors, predominantly found on endothelial cells, are primarily associated with vasodilation.

      Thelin(TM) is 6,500 times more selective for ETA receptors than for ETB receptors. We believe that selective endothelin antagonists, like Thelin(TM), will be preferred by physicians because ETA receptor antagonists block the negative vasoconstrictive effects of endothelin at the ETA receptor, but do not block the beneficial vasodilative effects of endothelin at ETB receptors present on endothelial cells. In addition, Thelin(TM) has other favorable characteristics including oral administration and once daily dosing.

      We believe available treatments for PAH are inadequate. Patients with moderate disease are treated with calcium channel blockers, diuretics and anticoagulants. As the disease progresses, the standard treatment for the disease consists of systemic prostacyclins, which require continuous 24-hour intravenous or subcutaneous infusions. An orally-administered endothelin receptor antagonist, bosentan (Tracleer(R)), is also available. Bosentan is administered twice daily and is a non-selective endothelin receptor antagonist. The cost of prostacyclin therapy currently averages over $100,000 annually per patient while bosentan therapy costs approximately $33,000 per patient annually in the United States and approximately 41,000 Euros per patient annually in Europe.

      These treatments have been shown to more than double median survival time of PAH patients. However, there is an ongoing need for additional pharmacological alternatives for the treatment of PAH due to the fact that PAH patients respond differently to the range of currently available therapies and the limitations of these therapies. We believe Thelin(TM)'s selectivity to ETA as well as its once daily dosing will represent advantages to PAH patients.

      In 2002, we successfully completed and announced results of our STRIDE 1 Phase IIb/III pivotal study in PAH with Thelin(TM). We have initiated and are currently enrolling a Phase III pivotal clinical trial, STRIDE 2. In June 2003, we received a Special Protocol Assessment, also referred to as an SPA, which is a binding written agreement between a clinical trial sponsor and the FDA on the design of pivotal trials, confirming that, if successful, the STRIDE 2 trial results, together with the results from STRIDE 1 and planned supportive trials, will be sufficient for the submission to the FDA of Thelin(TM)'s new drug application, or NDA.

      STRIDE 2 is a 240-patient trial enrolling patients with Class II-IV PAH, as classified by the World Health Organization, or WHO, of primary or secondary causes. STRIDE 2 is of 18 weeks duration and tests two doses of Thelin(TM) (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized bosentan arm is included. A total of 50 to 70 centers worldwide will participate. The primary endpoint of STRIDE 2 is six-minute walk distance, and secondary endpoints include change in functional class, shortness of breath and the occurrence of clinical deterioration events. We anticipate enrollment will be completed in the spring of 2004 with results available in the second half of 2004. We anticipate that the NDA submission may occur between the end of 2004 and the first quarter of 2005.

      We have worldwide commercialization rights to Thelin(TM). Upon regulatory approval we intend to commercialize Thelin(TM) in North America through our own specialty sales force. We are seeking a marketing partner or partners for sales in the rest of the world.

Argatroban

      Argatroban, licensed from Mitsubishi Pharma Corporation or Mitsubishi and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing precutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and has Waxman Hatch market exclusivity in the U.S. until June 2005. A pediatric study is underway which could prolong exclusivity in the U.S. to the end of 2005. In 2003, Encysive earned royalties from the sales of Argatroban totaling $5.4 million and expects to earn royalties of $6.7-7.6 million in 2004.

Other Development Programs

      In addition to Thelin(TM) and Argatroban, we have a number of projects in clinical and preclinical development. TBC3711, a next generation ETA receptor antagonist, has completed Phase I clinical development for the treatment of PAH. TBC3711 is more selective and more potent than Thelin(TM).

      Our majority-owned German affiliate, Revotar, is developing bimosiamose, a selectin antagonist discovered in Encysive's laboratories, that is designed to block inflammatory cells from leaving the vascular space to travel to tissue sites of inflammation. Revotar recently initiated Phase IIa clinical trials evaluating the use of topical bimosiamose for the treatment of psoriasis and atopic dermatitis. An inhaled version of bimosiamose has completed a 12-patient proof-of-concept study in asthma that demonstrated a statistically significant improvement in the late asthmatic response, the same target addressed by inhaled steroid use in asthma. Revotar plans to seek a licensing partner for inhaled bimosiamose.

      We have entered into a worldwide research collaboration and license agreement with Schering-Plough Corporation and Schering-Plough LTD, which are collectively referred to as Schering-Plough to discover, develop and commercialize VLA-4 antagonists. Schering-Plough is in the final stages of pre-clinical development with TBC4746, an oral VLA-4 antagonist. If this work is successful, the next development step would be to initiate studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis.

Encysive's Research Programs

      Our research efforts are concentrated on targets within the vasculature, and the potential indications of our drug candidates include cardiovascular diseases and a potentially wide variety of inflammatory diseases involving two complementary sets of targets. The first set of targets relate to vascular G-protein coupled receptors, or GPCRs. Historically, GPCRs have been some of the most amenable targets for developing commercially successful pharmaceuticals, such as beta-blockers, antihistamines, and most anti-psychotics and anti-depressants. Endothelin receptors, targeted by Thelin(TM) and TBC3711, are examples of GPCRs.

      Encysive also has developed expertise in pharmacologically intervening in the intravascular inflammatory cascade, representing a second set of intravascular targets. Bimosiamose and TBC4746 are examples of drug candidates that we designed to target two distinct steps in this cascade, the selectins and VLA-4, respectively. Some of the targets in this cascade are GPCRs. Thus, our focus on endothelial cell and related vascular biology has opened up a broad range of disease targets with high unmet medical need.

                THERAPEUTIC PROGRAMS AND PRODUCTS IN DEVELOPMENT

      The following table summarizes the potential therapeutic indications and development status for certain of our clinical, preclinical and research product candidates and is qualified in its entirety by the more detailed information appearing elsewhere in this Form 10-K.

                          TARGET COMPOUND/                                                                      COMMERCIALIZATION
     PROGRAM                    DOSE FORM                      INDICATION                     STATUS(1)             RIGHTS(2)
     -------                    ---------                      ----------                     ---------             ---------
 THROMBOSIS         ARGATROBAN
                    Intravenous                     Anticoagulant therapy for            Marketed product       GlaxoSmithKline
                                                    prophylaxis  or  treatment of
                                                    patients with HIT

                    Intravenous                     Anticoagulant therapy for            Marketed product       GlaxoSmithKline
                                                    patients, with or at risk for
                                                    HIT, undergoing PCI

 VASOSPASM/         ENDOTHELIN(A) RECEPTOR
 HYPERTENSION       ANTAGONIST
                    Thelin(TM) (Sitaxsentan)
                    Oral                            Pulmonary Arterial Hypertension      Phase III              Encysive

                    TBC3711
                    Oral                            Pulmonary Arterial Hypertension      Phase I completed      Encysive

                    UROTENSIN RECEPTOR              Various                              Research               Encysive
                    ANTAGONIST

                    OTHER GPCRS                     Various                              Research               Encysive

 VASCULAR           SELECTIN ANTAGONIST (BEING
 INFLAMMATION       DEVELOPED BY REVOTAR)
                    Bimosiamose

                    Inhaled                            Asthma                            Phase IIa              Revotar

                    Topical-North America              Psoriasis and atopic dermatitis   Phase IIa              Encysive
                    Topical-Outside North America      Psoriasis and atopic dermatitis   Phase IIa              Revotar

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

                    (ALPHA)4(BETA)7 ANTAGONIST
                    TBC3804

                    Oral                               Inflammatory Bowel Disease        Research               Schering Plough

                    OTHER CELL ADHESION MOLECULES      Various                           Research               Encysive

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

                         VASOSPASM/HYPERTENSION PROGRAM

                                   THELIN(TM)

      Background. Smooth muscle cells in the blood vessel are responsible directly for mediating vessel diameter. The regulation of blood flow depends on a delicate balance between physical and chemical stimuli that cause smooth muscle cells to relax (vasodilation) or contract (vasoconstriction). Chronic periods of excessive vasoconstriction in the peripheral circulation can lead to disturbances in blood pressure (hypertension) or heart function (congestive heart failure), whereas acute episodes of intense vasoconstriction (vasospasm) can restrict blood flow leading to severe tissue damage and organ failure (myocardial infarction or kidney failure). It has been determined that the vascular endothelium (innermost lining) plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances that regulate the balance between vasodilation and vasoconstriction.

      Endothelin is a peptide that is believed to play a critical role in the control of blood flow. The action of endothelin can be explained by its interactions on cell surfaces with two distinct receptors, endothelin-A and endothelin-B. In general, ETA receptors are associated with vasoconstriction, while ETB receptors are primarily associated with vasodilation. There is substantial evidence that endothelin is involved in a variety of diseases where blood flow is important. These include vasospasm, congestive heart failure and certain types of hypertension.

      Our research program in the vasospasm/hypertension area is aimed at developing small molecules that inhibit the binding of endothelin to its cell surface receptors. Our scientists believe that specific agents for each receptor subtype may provide the best clinical utility and safety. Our initial focus has been to develop a highly potent and selective small molecule based ETA receptor antagonist. An antagonist, or inhibitor, blocks the effects of a ligand at its receptor. A ligand is a chemical messenger, which binds to a specific site on a target molecule or cell. Our scientists have discovered a novel class of low molecular weight compounds that antagonize endothelin binding to the ETA receptor with high potency. We identified lead compounds that mimic the ability of endothelin to bind to the ETA receptor. We then used further optimization techniques to develop more potent compounds until the current series of lead candidates were identified. In addition to their ability to block endothelin binding to its receptor, these compounds functionally inhibit endothelin action on isolated blood vessels outside the body acting as full, competitive antagonists. The lead compounds in this series have been shown to exhibit efficacy inside the body using various animal models. In addition, Thelin(TM) and bosentan have demonstrated efficacy in human clinical trials, including patients with pulmonary hypertension.

      Current Therapies. Current treatments for PAH remain unsatisfactory and new treatments are needed. At present, epoprostenol (Flolan(R) owned by GSK), bosentan (Tracleer(R) owned by Actelion), and treprostinil (Remodulin(R) owned by United Therapeutics) are treatments currently approved by the FDA for patients with PAH.

      Epoprostenol, a vasodilator requiring continuous infusion through a central venous catheter and special infusion pump, is costly, is associated with significant adverse events including those related to its delivery, and is typically reserved by clinicians for patients with the most severe symptoms, New York Heart Association (NYHA) functional class IV status. Bosentan, a nonselective ET-1 receptor antagonist, is the first oral agent approved for the treatment of PAH, and is indicated in patients with moderate to severe NYHA/WHO functional class III and IV symptoms. Bosentan is also associated with significant potential for hepatotoxicity, teratogenicity, and reduction of male fertility. Treprostinil, a prostaglandin analog requiring administration through a chronic subcutaneous pump, is associated with a high incidence of local injection site reactions. A selective oral endothelin antagonist, if successful, may provide a significant benefit to these patients.

      Product Candidate -- sitaxsentan - Thelin(TM). Our lead endothelin antagonist, Thelin(TM), is being developed for the indication of PAH. PAH is a disease with high mortality and an average survival time of approximately four years from the time of diagnosis. Thelin(TM), a highly selective endothelin-A receptor antagonist, may provide a distinct advantage over current therapies including the non-selective endothelin receptor antagonist Tracleer(R).

      Clinical Trial Status. -- To date, we have conducted Phase II studies with Thelin(TM) in three diseases -- congestive heart failure, essential hypertension and PAH. In the first Phase II study of Thelin(TM) in PAH patients, Thelin(TM) demonstrated significant benefits in six-minute walking distance, certain key hemodynamic measurements and change in NYHA functional class. In a follow-on extension to this trial, two patients developed treatment-related hepatitis and one of these patients died. Following analysis of this trial and its extension and subsequent discussion with the FDA, in the second quarter of 2001, Encysive, L.P. initiated a second Phase IIb/III clinical trial (STRIDE 1) of Thelin(TM) in PAH patients, but at lower doses than previously studied. The results from STRIDE 1 were encouraging and were the basis for continued development. In June 2003, we received a SPA confirming that the results from STRIDE 1 and a proposed Phase III pivotal clinical trial, STRIDE 2, together with planned supportive trials, would be sufficient for the submission to the FDA of an NDA for Thelin(TM).

      We have initiated, and are currently enrolling patients into STRIDE 2. STRIDE 2 is a 240-patient trial enrolling patients with mild to severe NYHA/WHO Class II-IV PAH, of various causes. STRIDE 2 is of 18 weeks duration and tests two doses of Thelin(TM) (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized, single-blind bosentan arm is included. A total of 50 to 70 centers worldwide are participating. The primary endpoint of STRIDE 2 is a six-minute walk distance, and secondary endpoints include change in functional class, shortness of breath and the occurrence of clinical deterioration events. We anticipate enrollment will be completed in the spring of 2004 with results available in the second half of 2004. Assuming STRIDE 2 is successful, we anticipate that the NDA submission may occur between the end of 2004 and the first quarter of 2005.

      Product Candidate -- TBC3711. TBC3711 is our second endothelin antagonist compound and has been selected as the next clinical candidate. We believe TBC3711 is more selective and more potent than Thelin(TM) and that a potential market opportunity for TBC3711 exists for the treatment of PAH and other diseases. Encysive, L.P. has completed Phase I clinical studies with TBC3711 and is evaluating the development plan for the compound.

      Other Indications. We believe endothelin antagonist compounds may provide therapeutic value in several other indications.

      Competition. A number of companies including Abbott Laboratories, and Myogen, Inc., have selective ETA receptor antagonist compounds in clinical development. Selective ETA receptor compounds from Abbott and Myogen are in Phase III development. Abbott has reported mixed results from a Phase III trial in severe hormone resistant prostate cancer patients, and they are conducting additional studies in other cancer groups. Myogen has begun a Phase III trial for ambrisentan in PAH and a Phase II trial of darusentan in refractory essential hypertension. We believe our compounds are competitive with those from the other companies in terms of bioavailability (how much reaches the appropriate body system), half-life (how long the drugs last in the body) and potency. Several companies have non-selective endothelin antagonists in development. Actelion Ltd., a biotechnology company located in Switzerland, and Genentech, Inc. received approval from the FDA to market Tracleer (R) (bosentan) for the treatment of PAH during 2001. We believe that selective endothelin blockers like Thelin(TM) will be preferred by physicians since selective ETA blockers block the negative effects of endothelin at the ETA receptor, and do not block the beneficial effects of endothelin at the ETB receptor. Non-selective antagonists block both the ETA and the ETB receptors.

      In addition to endothelin antagonists, Pfizer is conducting clinical trials of Viagra (R) in PAH. If Viagra (R) demonstrates a benefit in PAH patients, we believe it will be used as additive therapy with endothelin antagonists.

                               THROMBOSIS PROGRAM
                                   ARGATROBAN

      Background. In clinical use for over 50 years, heparin is an important and widely used anticoagulant for the prevention, or prophylaxis or treatment of thromboembolic disease and numerous other applications. Unfortunately, heparin can cause serious adverse events. One of the most important of these is HIT. HIT was first identified in the 1970s and emerged in the 1990s as one of the foremost immunohematologic issues confronting physicians.

      HIT is a potentially devastating prothrombotic disease that is caused by heparin-dependent antibodies that can develop after a patient has been on heparin for five or more days or may develop sooner if there has been previous heparin exposure. The most devastating consequence of HIT is the paradoxical thrombotic state and potential for generation of blood clots that develops as a result of being treated with heparin. All patients exposed to heparin, given by any route or at any dose, are at risk of developing HIT. This includes patients receiving unfractionated heparin (at full therapeutic doses and low prophylactic doses, including the minute amounts in heparin flushes and on heparin-coated catheters) as well as low-molecular-weight heparin.

      Thrombosis can be treated surgically or through drug therapy with anticoagulant and thrombolytic drugs. Anticoagulant drugs prevent clots from forming. Heparin and aspirin are the most widely used antithrombotic drugs.

      Current Therapies. Argatroban is a synthetic direct thrombin inhibitor developed in response to the urgent clinical need for a safe and effective alternative to heparin in HIT with or without thrombosis. Argatroban meets the requirements of the ideal anticoagulant for both the prophylaxis and treatment of HIT and associated thrombotic complications. As the first and only direct thrombin inhibitor approved for both the prophylaxis and treatment of thrombosis in HIT, Argatroban provides physicians with an effective anticoagulant that does not interact with heparin-dependent antibodies, offers a predictable dose-response relationship and is minimally monitored.

      Clinical Trial Status. During 2002, we completed ARGIS-I, a multi-center, placebo-controlled Phase II clinical trial for the use of Argatroban, as monotherapy, in patients with ischemic stroke. During February 2003, we reported the Phase II trial results that met the primary endpoint related to safety. In light of a lack of an overall efficacy trend, and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program. However, given the relatively positive safety outcome, and the high rate of stroke occurrence in HIT patients, some physicians may choose to use Argatroban in place of heparin in some patient populations. Argatroban is approved and sold in Japan by Mitsubishi, the licensor of Argatroban, as mono-therapy for an indication of acute ischemic stroke.

                          VASCULAR INFLAMMATION PROGRAM

      Background. Inflammation is the body's natural defense mechanism that fends off bacterial, viral and parasitic infections. The inflammatory response involves a series of events by which the body attempts to limit or destroy a foreign agent. These steps include the production of proteins that attract white blood cells to the site of inflammation, the production of chemicals to destroy the foreign agent and the removal of the resulting debris. This process is normally self-limiting and not harmful to the individual. However, in certain instances, the process may be overly active, such as during an acute asthma attack where an immediate inflammatory reaction occurs. In addition, in diseases such as atherosclerosis or rheumatoid arthritis, the inflammatory reaction leads to a build up of white blood cells and debris at the inflammation site that causes tissue damage over longer periods of time.

      The initial interaction between white blood cells and the endothelial cell layer is mediated by a group of adhesion molecules known as selectins. The selectins are a family of three proteins, two of which are found on inflamed endothelium, which bind to the carbohydrate sialyl Lewis x, also referred to as sLe(X), found on the surface of white blood cells. White blood cells are able to migrate into inflamed areas because sLe(X) present on the surface of white blood cells binds to selectin molecules present on activated endothelium. This binding slows the flow of white blood cells through the bloodstream. This is one of the first steps in the movement of white blood cells from the blood into the tissue. The second step in this process is vascular cell adhesion molecule, referred to as VCAM, mediated white blood cell attachment and migration which helps to localize white blood cells in areas of injury or infection. The presence of VCAM at sites of endothelial injury leads to an accumulation at these sites of the integrin very late antigen-4, or VLA-4, which are contained in white blood cells. Such accumulation can provoke an inflammatory response.

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

      German Affiliate -- Revotar Biopharmaceuticals, AG. During 2000, Revotar Biopharmaceuticals, AG, a German company, was formed and we retained a 55.2% ownership percentage. With headquarters in Berlin, Germany, Revotar was formed to perform research and development of novel small molecule compounds and to develop and commercialize selectin antagonists that we licensed to Revotar. Upon formation, we licensed to Revotar certain development and commercialization rights to Encysive's selectin antagonist compounds as well as rights to certain other Encysive research technology for use in certain territories. Revotar also received approximately $5 million in funding from three German venture capital funds and has access to certain German government scientific grants. We amended our license and research agreement with Revotar during 2003 to better reflect the commercial priorities of each company. Under the amended agreement, Revotar will have exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. Encysive will have exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. Under the amended agreement, each party has certain revenue sharing and royalty obligations.

      In 2002, the stockholders of Revotar executed an agreement to provide Revotar approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced approximately $2.2 million and Revotar's minority shareholders have advanced approximately $1.5 million to Revotar as of December 31, 2003. Revotar's management has informed us that they intend to borrow the remaining Encysive commitment of $1.2 million in early 2004. We believe that Revotar's existing funds, the remaining commitments under the loan agreement and proceeds under German government scientific grants will be sufficient to fund Revotar into the first quarter of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. During 2004, to conserve cash, Revotar terminated a research agreement regarding macrophage migration inhibitory factor with the Fraunhofer Institute in Stuttgart, Germany.

      Clinical Trial Status. - A Phase IIa clinical trial with an inhaled form of bimosiamose was completed in the second quarter of 2003 and positive preliminary results were released in August 2003. A Phase IIa clinical trial in psoriasis and atopic dermatitis commenced during the fourth quarter of 2003 using a topical formulation of biosiamose.

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

      Product Candidate -- (alpha)4(beta)7 Antagonists. The integrin (alpha)4(beta)7, which is closely related to VLA-4, is present on white blood cells which locate in the gastrointestinal system. Inhibitors of (alpha)4(beta)7 may be useful in treating inflammatory conditions of the gut such as inflammatory bowel disease (estimated 1,200,000 U.S. patients).

      Research Collaboration with Schering-Plough. -- On June 30, 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. The primary focus of the collaboration is to discover orally available VLA-4 antagonists as treatments for asthma. Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from Encysive's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. Encysive is responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting research at Encysive and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. Total payments to Encysive for both the VLA-4 and an additional program, excluding royalties, could reach $87.0 million. During 2002, TBC4746 was nominated as a clinical candidate and pursuant to our agreement with Schering-Plough, we received a milestone payment. If not extended, our research on additional follow-on compounds and research funding from Schering-Plough will terminate on June 30, 2004.

      Competition. Several companies have programs aimed at inhibiting cell adhesion molecules and integrins, like (alpha)4(beta)7 and VCAM/VLA-4. Biogen Idec, Inc. and Elan Corporation plc have obtained positive data in human trials of multiple sclerosis and inflammatory bowel disease with Antegren(R), a monoclonal antibody against VLA-4.

                                VASCULAR DISEASE

      Background and current status. Many disease processes involve changes in blood vessels and heart tissue. There are numerous mediators, like endothelin, which may contribute to the development of these diseases. Several of these act though GPCRs, to carry out their action. We are conducting research on urotensin and other GPCRs to identify inhibitors that could be useful in treating diseases including chronic heart failure, ischemic stroke and acute myocardial infarction. There are numerous companies studying these and other GPCRs. We believe our projects are competitive with these other programs.

        RESEARCH AND DEVELOPMENT COLLABORATIONS AND LICENSING AGREEMENTS

      We have established, and intend to continue to establish, collaborations with a number of corporations, research institutions and scientists to further our research and development objectives and expedite the commercialization of our products. Our major licensing and collaboration agreements are summarized below:

      Mitsubishi Pharma Corporation. We entered into an agreement with Mitsubishi to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2003, we had paid Mitsubishi approximately $483,000 in royalty payments under the agreement. We have also paid Mitsubishi a $500,000 milestone payment under the agreement, and no additional milestone payments are payable to Mitsubishi under the agreement. Either party may terminate the agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner, the agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we would lose all rights to Argatroban including our right to receive revenues from the sale of Argatroban. Under the agreement, we have access to a formulation patent granted in the U.S. in 1993, which expires in 2012, and a process patent that expires in 2017. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes. Additional milestones are dependent on further development of Argatroban in the indication of ischemic stroke. During 2002, we completed a Phase II human clinical trial for Argatroban as a monotherapy treatment for acute ischemic stroke. The clinical trial met the primary safety endpoint and showed positive results in the secondary safety endpoint. In light of a lack of an overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program.

      GlaxoSmithKline. In connection with our development and commercialization of Argatroban, in August 1997, we entered into an agreement with GSK whereby GSK was granted an exclusive sublicense in the U.S. and Canada for the indications of Argatroban that we have licensed from Mitsubishi. GSK has paid $8.5 million in upfront license fees and $12.5 million in milestone payments. No additional license fees or milestone payments are payable to us by GSK under the agreement. We are evaluating with GSK the feasibility of development of Argatroban for other indications including use in hemodialysis and PCI.

      The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as PCI) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. As of December 31, 2003, we had received approximately $10.7 million in royalty payments from GSK under the agreement. We will retain the rights to any indications that GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that we may not grant marketing rights to any third parties, and must use our own sales force to commercialize any such indications. Any indications that GSK and Encysive elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and Encysive to commercialize these indications at Encysive's election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK's right to commercialize the indication, with GSK having the first opportunity to commercialize.

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

      Encysive L.P. In June 2000, we entered into a limited partnership agreement with ICOS to form ICOS-TBC, L.P., also referred to as ICOS-TBC. The partnership was formed to develop and globally commercialize endothelin-A receptor antagonists from the Encysive endothelin antagonist program. ICOS-TBC made an upfront license fee payment and milestone payment for the development and commercialization of products resulting from the collaboration and the partners equally funded the cost of research and development through the end of 2002. In January 2003, ICOS informed us that they had reached a conclusion that joint development of the endothelin receptor antagonist program should not continue, and Encysive agreed to be responsible for all costs of the program thereafter. In April 2003, we purchased ICOS's interest in ICOS-TBC and changed the name of ICOS-TBC to Encysive, L.P. The results of Encysive, L.P. are included in our consolidated financial statements for all periods subsequent to April 2003.

      Schering-Plough. In June 2000, Encysive and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists, with Schering-Plough having rights to a second integrin antagonist target. In addition to funding research costs, Schering-Plough paid Encysive an aggregate of $4 million in upfront license fees and milestone payments, and may pay us additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. We are not currently developing the second integrin antagonist. Schering-Plough will also pay us royalties on product sales resulting from the agreement. Total payments to us for both programs, excluding royalties, could reach $87.0 million. As of December 31, 2003, we had received approximately $11.8 million in research payments from Schering-Plough under the agreement. See Note 9 to the Consolidated Financial Statements for a discussion of this transaction. Although we and Schering-Plough agreed to extend the agreement through June 2004, Schering-Plough can terminate the research program upon 180 days written notice to us. If this agreement is terminated, we will lose Schering-Plough's funding for the research costs in addition to development milestones and royalties on product sales resulting from the agreement.

      Revotar Biopharmaceuticals, AG. During September 2000, Revotar was formed and we transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. See Note 10 to the Consolidated Financial Statements for a discussion of this transaction. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. We have exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. The primary focus of Revotar has been on the design and initiation of a Phase I trial for bimosiamose using the inhaled formulation of the drug, which was completed during 2001. A Phase IIa clinical trial was completed in Germany utilizing an injectable form of bimosiamose as a proof-of-concept for psoriasis, and demonstrated activity. A Phase IIa clinical trial with an inhaled form of bimosiamose was completed in the second quarter of 2003 and positive preliminary results were released in August 2003. A Phase IIa clinical trial in psoriasis and atopic dermatitis commenced during the fourth quarter of 2003 using a topical formulation.

      Our license agreement with Revotar provides that we will receive royalties from Revotar based on sales of products by Revotar or its licensees, and in certain events, we will receive a portion of royalties, license fees and milestones received by Revotar from its licensees, if any. Revotar will also receive royalties on sales of products by us and our licensees.

                              LICENSES AND PATENTS

      Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We have 8 pending U.S. patent applications and 40 issued U.S. patents covering compounds including selectin inhibitors, endothelin antagonists and VCAM/VLA-4 antagonists. In addition, we have exclusive licenses to three patents covering rational drug design technology. We have also filed patent applications in certain foreign jurisdictions covering projects that are the subject of U.S. applications and intend to file additional patent applications as our research projects develop.

      We in-licensed the U.S. and Canadian rights to Argatroban in 1993, which included access to a formulation patent granted in 1993, which expires in 2012, and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired. We have access to other patents held by Mitsubishi, however, these are not being utilized currently. Argatroban received FDA approval on June 30, 2000. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We can obtain an extension under Waxman/Hatch until December 31, 2005 under certain circumstances pertaining to submission of pediatric data. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires 2012 and a process patent that expires in 2017. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents.

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

                          Bimosiamose           US 5,712,387          May 20, 2016     Process patent for
                          (TBC1269)                                                    bimosiamose synthesis

                          Integrin/VLA-4        US 6,262,084          April 15, 2019   Composition of matter patents
                                                                                       for integrin antagonists

                          Integrin/VLA-4        US 6,194,448          April 16, 2018   Composition of matter patents
                                                                                       for integrin antagonists

                          Integrin/VLA-4        US 6,096,773          April 15, 2019   Composition of matter patents
                                                                                       for integrin antagonists

       Pulmonary          Thelin(TM)            US 6,342,610          November 5, 2013 Composition of matter patent
       Hypertension                                                                    for endothelin antagonists

                          Thelin(TM)            US 6,432,994          April 28, 2017   Composition of matter patent
                                                                                       for endothelin antagonists

      The patent positions of biopharmaceutical firms, including us, are uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of our applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, commonly known as the PTO, to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. We have no interference proceedings pending. We cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

      -     clinical hold;

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

      -     the submission to the FDA of an Investigational New Drug application
            (IND), which must become effective before clinical testing may commence;

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

      Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice guidelines, and under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.

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

      The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Currently, for a standard review, the FDA takes approximately twelve months to review the NDA and respond to the applicant. In 1997, Congress enacted the Food and Drug Administration Modernization Act, in part, to ensure the availability of safe and effective drugs by expediting the FDA review process for certain new products. This act establishes a statutory program for the approval of fast track products (those drugs which address unmet medical needs for serious and life-threatening conditions). Under this act, the FDA has six months to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

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

      If the FDA's evaluation of either the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

      Manufacturing. Each domestic drug manufacturing facility must be registered with the FDA. Domestic drug manufacturing establishments are subject to periodic inspection by the FDA and must comply with cGMP. Further, we or our third party manufacturer must pass a preapproval inspection of our or its manufacturing facilities by the FDA before obtaining marketing approval of any products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA. We use and will continue to use third party manufacturers to produce our products in clinical and commercial quantities. There can be no guarantee that future FDA inspections will proceed without any compliance issues requiring the expenditure of money or other resources.

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

                           MANUFACTURING AND MARKETING

      We rely on our internal resources and third-party manufacturers to produce compounds for preclinical development. Currently, we have no manufacturing facilities for either the production of compounds or the manufacture of final dosage forms. We believe small molecule drugs are less expensive to manufacture than protein-based therapeutics, and that all of our existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.

      We have established supply arrangements with third-party manufacturers for certain clinical trials and have established and will establish supply arrangements ultimately for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. Our long-range plan may involve establishing internal manufacturing of small molecule therapeutics, including the ability to formulate, fill, label, package and distribute our products. However, for the foreseeable future we plan to outsource such manufacturing. We do not anticipate developing an internal manufacturing capability for some time, nor are we able to determine which of our potential products, if any, will be appropriate for internal manufacturing. The primary factors we will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. Pursuant to our agreement with GSK, GSK entered into an agreement with Mitsubishi regarding the manufacture and supply of Argatroban, and we will not, therefore, have any direct responsibility regarding the manufacture and supply of Argatroban as it relates to the agreement with GSK. In anticipation of the assumed successful completion of STRIDE 2 and approval of Thelin(TM) by the FDA and other regulatory bodies, we have initiated preparations for an eventual product launch, through activities such as conducting market research, preparation of educational materials, and planning for additional clinical trials for Thelin(TM).

                                    EMPLOYEES

      As of December 31, 2003, we employed 92 individuals in the U.S. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that relations with our employees are good. We also maintain consulting agreements with a number of scientists at various universities and other research institutions.

                              AVAILABLE INFORMATION

      Our Internet website can be found at www.encysive.com. We make available free of charge, or through the "Investor Relations" section of our Internet website at www.encysive.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

      THERE IS UNCERTAINTY IN THE DEVELOPMENT OF OUR PRODUCTS AND IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL NOT BE PROFITABLE.

      In November 2000, we began to market our first product, Argatroban, through our agreement with GSK. However, the royalties produced to date by Argatroban have not made us profitable. To date, the majority of our resources have been dedicated to the research and development of Argatroban and other small molecule drugs for certain vascular and related inflammatory diseases. The commercial applications of our product candidates will require further investment, research, development, preclinical and clinical testing and regulatory approvals, both foreign and domestic. We cannot assure you that we will be able to develop, produce at reasonable cost, or market successfully, any of our product candidates. Further, these product candidates may need to be delivered by means other than orally, such as intraveneous or inhalation, which may prevent or limit their commercial use. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban may not be commercially available for a number of years, if at all, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.

      WE HAVE A HISTORY OF OPERATING AND NET LOSSES AND WE MAY NEVER BECOME PROFITABLE.

      We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. At December 31, 2003, we had an accumulated deficit of approximately $183.5 million, and for the fiscal years ended December 31, 2003, 2002 and 2001 we have incurred net losses of approximately $35.3 million, $23.5 million and, $19.1 million, respectively. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, to market our products. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.

      IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WHEN NEEDED, WE WILL BE UNABLE TO CONDUCT OUR OPERATIONS AND DEVELOP OUR POTENTIAL PRODUCTS.

      We have financed our research and development activities and other operations primarily through public and private offerings of our common stock and from funds received through our development and funding collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. In December 2003, we sold 7,475,000 shares of common stock in a public offering and realized net proceeds of approximately $45.4 million. As of December 31, 2003, we had cash, cash equivalents and investments in marketable securities of approximately $85.5 million.

            We expect to continue to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We also anticipate that our operating expenses will increase in subsequent years because:

      - we expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin(TM) and research and clinical trial costs for development of bimosiamose and expect to begin to incur costs for clinical trials related to additional compounds; and

      - we expect to incur additional costs in future periods related to Argatroban in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications, and

      - If Thelin(TM) receives regulatory approval, we will incur significant commercialization expenses.

      We anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements into the third quarter of 2005. We also anticipate that we will need to secure additional funds to continue the required levels of research and development to complete the development and submit an NDA for Thelin(TM) and to reach our other current long-term goals. We anticipate that the NDA submission may occur between the end of year 2004 and first quarter of 2005. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required. Our strategy for managing our capital requirements includes seeking to license rights to Thelin(TM) for select markets, while preferably retaining North American rights. We cannot assure you that such funding or licensing arrangements will be available on acceptable terms. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources. In early 2003, we implemented changes to reduce our operating costs, including reducing our research and administration staff. If we are unable to successfully access additional funding, we may be forced to take further cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research or development programs, curtailing capital expenditures or reducing business development and other operating activities. We may also consider seeking collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available or relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

      OUR DECISION TO CONTINUE TO DEVELOP AND GLOBALLY COMMERCIALIZE ENDOTHELIN-A RECEPTOR ANTAGONISTS WITHOUT ICOS COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND OUR COMMERCIAL PROSPECTS.

      In June 2000, we entered into an agreement with ICOS to form ELP to develop and globally commercialize endothelin-A receptor antagonists. In April 2003, we purchased ICOS' share of ELP for $4 million paid at closing, and $4 million and $2 million to be paid 12 and 18 months after closing, respectively, plus interest. ICOS concluded its participation in the endothelin development program as part of its commitment to focusing ICOS' development efforts on its other drug candidates. As a result, we are currently responsible for all costs and expenses of ELP, and our endothelin development program, incurred after December 31, 2002. These costs and expenses will be significant and we will need to seek additional funding and/or find a suitable collaborator to continue the development and commercialization of endothelin-A receptor antagonists, including Thelin(TM) and TBC3711.

      ENDOTHELIN ANTAGONISTS AS A CLASS MAY GENERATE LIVER ABNORMALITIES

      Liver and fetal abnormalities have previously been recognized as complications related to the endothelin antagonist class of drug. Fetal abnormalities with respect to this class of drug have been detected in animal studies. Liver abnormalities in the STRIDE 1 trial reversed in all cases with discontinuation of the drug. The most frequent adverse events that occurred in patients receiving Thelin(TM) and that were more common than in placebo-treated patients, were headache, peripheral edema, nasal congestion and dizziness. We have initiated STRIDE 2, a pivotal Phase III trial in PAH. In June 2003, we received a SPA from the FDA confirming that STRIDE 2, together with the results of STRIDE 1 and planned supportive trials will be sufficient for filing an NDA.

      We cannot assure you that similar liver abnormalities will not occur in STRIDE 2 or other clinical studies related to our endothelin development program or in commercial usage after approval. If we are unable to clearly demonstrate that Thelin(TM) provides an acceptable risk-benefit profile as compared to currently approved therapies, we are not likely to receive regulatory approval to market Thelin(TM), which could prevent us from generating meaningful revenue or achieving profitability.

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

      - Arixtra(R), which is approved for the prevention of deep vein thrombosis and pulmonary embolism; and

      - Melagatran, which is being developed as a treatment for deep vein thrombosis, has completed Phase III trials and is under regulatory review.

      A number of companies, including Abbott Laboratories and Myogen, Inc., have ETA compounds in clinical development and while Abbott Laboratories' compound is presently being evaluated for treatment of cancer, we cannot assure you that it will not compete with Thelin(TM). If Myogen, Inc.'s compound receives regulatory approval, it will be in competition with Thelin(TM). Myogen has begun two Phase III trials for its ETA compound in PAH. Several companies have non-selective endothelin antagonists in development. Actelion Ltd., a biotechnology company located in Switzerland, and Genentech, Inc. received approval from the FDA to market Tracleer(R) (bosentan) for the treatment of PAH during 2001. In addition to endothelin antagonists, Pfizer is conducting clinical trials with Viagra(R) for use in treating PAH. If phosphodiesterase 5 inhibitors such as Viagra(R) demonstrate a benefit in PAH patients, we believe they will be used as additive therapy with endothelin antagonists.

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

      Revotar is developing a selectin antagonist, bimosiamose, for the treatment of asthma and psoriasis. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. We have exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. In 2002, we and the other stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we advanced approximately $2.2 million to Revotar as of December 31, 2003, and Revotar's minority shareholders advanced approximately $1.5 million in 2003. We are not obligated to advance any funds to Revotar in excess of our $3.4 million commitment, and we have no present intention of advancing any other funds to Revotar in excess of such commitment. We believe that Revotar's existing funds, the remaining $1.2 million commitment under the loan agreement and proceeds under German government scientific grants will be sufficient to fund Revotar into the first quarter of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. We cannot assure you that such funding will be available on acceptable terms. Revotar is actively seeking a partner or partners for the inhaled indications of bimosiamose, however if Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

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

      OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE AND COST MORE THAN WE EXPECT, WHICH MAY RESULT IN OUR DEVELOPMENT PLANS BEING SIGNIFICANTLY DELAYED.

      We will need to conduct clinical studies of all of our product candidates; these studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could cause us to expend substantial additional funds or to delay or modify our plans significantly, which would harm our business, financial condition and results of operations. The factors that could contribute to such cost, delays or modifications include:

      - the cost of conducting human clinical trials for any potential product. These costs can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the development and financial support from corporate partners; and

      - intense competition in the pharmaceutical market, which may make it difficult for us to obtain sufficient patient populations or clinician support to conduct our clinical trials as planned. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. Our Phase III clinical trial program for Thelin(TM), STRIDE 2, includes a placebo control group, which may also decrease the pace of enrollment. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate.

      EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY OVERSIGHT, WHICH MAY AFFECT THE SUCCESS OF OUR PRODUCTS.

      Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up Phase IV studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product or with the manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. We have not incurred any material expenses related to the post-marketing review of Argatroban; however, it is likely that post-marketing expenses for Thelin(TM) could be more significant than those incurred with Argatroban.

      If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

RISKS RELATED TO ONGOING OPERATIONS

      WE ARE DEPENDENT ON QUALIFIED PERSONNEL.

      Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of our management and scientific staff including Bruce D. Given, M.D., our President and Chief Executive Officer, and Richard A. F. Dixon, Ph.D., our Senior Vice President, Research and Chief Scientific Officer, may impede our ability to bring products to market. Drs. Given and Dixon, as well as other members of our management team and scientific staff, have employment agreements with us, which provide for initial one-year terms that renew automatically for successive additional one-year periods unless either party provides notice at least sixty days before the scheduled expiration. We do not maintain key person insurance on any members of our management team and scientific staff. Our success is also dependent on our maintaining and expanding our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing in order to commercialize products. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth in general could pose significant risks to our development and progress.

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

      THE HAZARDOUS MATERIAL WE USE IN OUR RESEARCH AND DEVELOPMENT COULD RESULT IN SIGNIFICANT LIABILITIES, WHICH MAY EXCEED OUR INSURANCE COVERAGE.

      Our research and development activities involve the use of hazardous materials. While we believe that we are currently in substantial compliance with federal, state and local laws and regulations governing the use of these materials, accidental injury or contamination may occur. Any such accident or contamination could result in substantial liabilities, which could exceed our financial resources or not be covered by our general liability insurance, which has a policy limit of $7 million. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future.

      WE MAY BE SUED FOR PRODUCT LIABILITY, WHICH MAY PREVENT OR INTERFERE WITH THE DEVELOPMENT OR COMMERCIALIZATION OF OUR PRODUCTS.

      Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Under the agreements with Mitsubishi and GSK, we also maintain product liability insurance to cover claims that may arise from the sale of Argatroban. Our existing coverage has policy limits of up to $15 million for claims arising from clinical trials or from the sale of Argatroban. Our existing coverage will not be adequate as we further develop products and as sales of Argatroban continue. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use or sale of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

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

      Upon regulatory approval, we intend to commercialize Thelin(TM) in North America through our own specialty sales force. As a result, we would face a number of additional risks, including:

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

      Thelin(TM) belongs to a class of drug called endothelin antagonists, which may cause liver and fetal abnormalities. Tracleer(R) (bosentan), a product of Actelion, Inc., also belongs to this class of drug, and the FDA, as a condition for the approval of Tracleer(R), required that Actelion distribute Tracleer(R) via a limited access program. A limited access program is a distribution system which seeks to manage the post marketing risk of an approved medication through:
(i) limited distribution of the medication through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; and (vi) an ongoing comprehensive program to monitor, collect, track and report adverse event and other safety related information from patients receiving the medication. We believe that since Thelin(TM) belongs to the same class of drug as Tracleer(R), the FDA will require that Thelin(TM) be distributed though a limited access program that may make patient access and reimbursement more difficult.

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

      We cannot assure you that patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted will provide competitive advantages to us. We cannot assure you that our patent applications or pending patent applications, if and when issued, will be valid and enforceable and withstand litigation. We cannot assure you that others will not independently develop substantially equivalent, generic equivalent or superseding proprietary technology or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We may experience a significant delay in obtaining patent protection for our products as a result of a substantial backlog of pharmaceutical and biotechnology patent applications at the U.S. Patent and Trademark Office, also referred to as the PTO. Other competitors may have filed or maintained patent applications for technology used by us or covered by pending applications. In addition, patent protection, even if obtained, is affected by the limited period of time for which a patent is effective.

      GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Waxman/Hatch Act that provides protection from competition until June 30, 2005. We can obtain an extension under Waxman/Hatch until December 31, 2005 under certain circumstances pertaining to submission of pediatric data. Argatroban is currently marketed in a formulation that is covered under a formulation patent that expires in 2012 and a process patent that expires in 2017. Following expiration of Waxman/Hatch protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents.

      We could also incur substantial costs in filing and prosecuting patent claims, in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The PTO could institute interference proceedings involving us in connection with one or more of our patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The PTO or a comparable agency in a foreign jurisdiction could also institute re-examination or opposition proceedings against us in connection with one or more of our patents or patent applications and such proceedings could result in an adverse decision as to the validity or scope of the patents. As of the date of this report, there are no suits, interference proceedings, re-examination proceedings or opposition proceedings, pending or, to our knowledge, threatened against us, with respect to patents issued to or licensed by us or with respect to any patent applications filed by us.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

      OUR STOCK PRICE IS VOLATILE.

      The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. During the period from January 1, 2002 to December 31, 2003, our stock price has ranged from a low of $0.72 per share (on February 20, 2003) to a high of $9.10 per share (on December 31, 2003). Further information regarding the trading price of our common stock is included herein in Item 5. Factors such as announcements concerning technological innovations, new commercial products or procedures by us or our competitors, proposed governmental regulations and developments in both the U.S. and foreign countries, disputes relating to patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by us or our competitors, public concern as to the safety of biotechnology products, and economic and other external factors, as well as period-to-period fluctuations of financial results, may have a significant effect on the market price of our common stock.

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

      As of the date of this report, we have reserved approximately 6.8 million shares of common stock for issuance under outstanding options and warrants. Approximately 6.7 million of these shares of common stock are registered for sale or resale on currently effective registration statements, and the holders of substantially all of the remaining shares of common stock are entitled to registration rights. The issuance of a significant number of shares of common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of common stock under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

ITEM 2 -- PROPERTIES

      We lease 15,490 square feet of office space in Bellaire, Texas for our administrative, marketing, clinical development and regulatory departments. The lease expires July 31, 2005 and, at our option we can elect to extend the lease to December 31, 2005, provided we give ninety (90) days prior written notice.

      We also lease 31,359 square feet of office and laboratory space in a building in Houston, Texas for our research department, including a 21,621 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development, computer modeling, storage space and additional offices for scientists. Our lease expires in December 2007. Additionally, we lease 658 square feet in the building for use as storage space on a monthly basis.

      Revotar leases 10,700 square feet of office and laboratory space in Berlin, Germany. Their lease expires in September 2006.

      We may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials.

ITEM 3 -- LEGAL PROCEEDINGS

      None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      Our common stock began trading on The Nasdaq National Market on June 19, 2001 under the symbol "TXBI", which was changed to "ENCY" in May 2003 when we changed our name. Previous to June 19, 2001, our common stock was traded on the American Stock Exchange under the symbol "TXB".

      The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by the consolidated transaction reporting system.

                                                                    COMMON STOCK
                                                             ---------------------------
                                                                HIGH             LOW
                                                             ----------       ----------
  YEAR ENDED DECEMBER 31, 2002
    First Quarter......................................      $     7.10       $     5.03
    Second Quarter.....................................            6.10             2.94
    Third Quarter......................................            3.71             1.80
    Fourth Quarter.....................................            3.08             1.30
  YEAR ENDED DECEMBER 31, 2003
    First Quarter......................................            1.57             0.72
    Second Quarter.....................................            4.94             1.16
    Third Quarter......................................            6.72             3.02
    Fourth Quarter.....................................            9.10             5.85

      As of March 1, 2004 there were approximately 475 holders of record of our common stock and approximately 14,600 beneficial owners.

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

                     RECENT SALES OF UNREGISTERED SECURITIES

      None.

ITEM 6 -- SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The selected financial data set forth below for each of the years in the five-year period ended December 31, 2003 are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our 2003, 2002 and 2001 financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                        2003        2002        2001        2000        1999
                                                      --------    --------    --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS
   DATA:

Revenues ..........................................   $ 11,557    $ 10,433    $  8,917    $ 15,692    $  2,083

Expenses:
   Research and development .......................     29,421      20,066      17,861      13,513      13,080
   Charge for purchase of in-process research
     and development ..............................      8,363          --          --          --          --
   Equity in loss of affiliate ....................      2,386       8,557       9,450       3,487          --
   General and administrative .....................      9,133       8,976       6,733       6,552       5,512
                                                      --------    --------    --------    --------    --------
       Total expenses .............................     49,303      37,599      34,044      23,552      18,592
                                                      --------    --------    --------    --------    --------
Operating loss ....................................    (37,746)    (27,166)    (25,127)     (7,860)    (16,509)
   Investment income, net .........................      1,228       2,472       5,236       4,362       1,212
                                                      --------    --------    --------    --------    --------
Loss before minority interest and cumulative
     effect of change in accounting principle .....    (36,518)    (24,694)    (19,891)     (3,498)    (15,297)
Minority interest in loss of Revotar ..............      1,225       1,225         749         209          --
                                                      --------    --------    --------    --------    --------
Loss before cumulative effect of
     change in accounting principle ...............    (35,293)    (23,469)    (19,142)     (3,289)    (15,297)
Cumulative effect of change in accounting principle         --          --          --      (2,366)         --
                                                      --------    --------    --------    --------    --------
   Net loss applicable to common shares ...........   $(35,293)   $(23,469)   $(19,142)   $ (5,655)   $(15,297)
                                                      ========    ========    ========    ========    ========


Net loss per share basic and diluted ..............   $  (0.80)   $  (0.54)   $  (0.44)   $  (0.14)   $  (0.45)
                                                      ========    ========    ========    ========    ========
Weighted average common shares used to
   compute basic and diluted net loss per share ...     44,072      43,741      43,637      39,150      34,226
                                                      ========    ========    ========    ========    ========
                                                                             DECEMBER 31,
                                                      --------------------------------------------------------
                                                        2003        2002        2001        2000        1999
                                                      --------    --------    --------    --------    --------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short and
  long-term investments ...........................   $ 85,488    $ 68,005    $ 95,427    $ 92,533    $ 15,170
Working capital ...................................     71,935      44,965      52,322      85,041      14,477
Total assets ......................................     94,398      77,792     104,362      98,969      20,805
Stockholders' equity ..............................     74,856      62,078      84,237      84,207      18,590

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under the "Cautionary Note Regarding Forward-Looking Statements" herein. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this discussion after the date of this report.

     Encysive Pharmaceuticals is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of HIT, that is marketed by GSK. Our lead drug candidate, Thelin(TM), is an endothelin receptor antagonist in Phase III clinical trials for the treatment of PAH. In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist, and bimosiamose, being developed by our majority-owned German affiliate, Revotar.

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

      - We defer the recognition of milestone payments related to contractual agreements which are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether we continue to have obligations under the terms of the arrangement.

      - License fees received under the terms of licensing agreements for our intellectual property are deferred, and amortized into income over the estimated development period of the licensed item or items.

      - Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

      Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At December 31, 2003, remaining deferred revenue was approximately $2.2 million, of which we expect to recognize approximately $0.6 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

Stock Options

      We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") in accounting for our stock option plans and apply FASB Statement No. 123, "Accounting for Stock-Based Compensation," and related interpretations ("FAS 123") in reporting for our stock option plans. APB 25 utilizes the "intrinsic value" of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the "measurement date" which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our common stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees. The pro forma effect of recognizing the fair value of stock option grants to employees on our consolidated results of operations is discussed in Note 1(m), Stock Based Compensation.

                              RESULTS OF OPERATIONS

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $183.5 million from the date of our inception to December 31, 2003. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" herein.

      In April 2003, we acquired the interest of ICOS in ELP in a transaction also referred to as the Acquisition. For more information about the Acquisition, see Note 7 to the Consolidated Financial Statements. Of the $10 million purchase price, $4 million was paid at closing, and the remaining $6 million is subject to the terms of a note to ICOS requiring a $4 million payment in April 2004 and a $2 million payment in October 2004. Deferred revenue of $1.6 million, arising from previous payments received by us from ELP for a license fee and milestones, was recognized as an offset to the purchase price, resulting in a charge for the purchase of in-process research and development of $8.4 million in 2003.

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

      From its inception in June 2000 through March 31, 2003, we accounted for our investment in ELP under the equity method. As a result of the Acquisition, we now include the accounts of ELP in our consolidated financial statements. A result of the consolidation of ELP into our financial statements is that the revenue item, "Collaborative research and development from Encysive, L.P." and the expense item, "Equity in loss of Encysive, L.P." are eliminated and the operating expenses of ELP are included in our operating expenses. Following the Acquisition, we changed the name of ICOS-TBC to Encysive, L.P.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

REVENUES

      Revenues in year 2003 increased to $11.6 million from $10.4 million compared with year 2002. Royalties earned on sales of Argatroban by GSK increased $1.9 million, or approximately 54% in 2003 compared with 2002, due to higher net sales of Argatroban in the current year. In 2002, GSK created a hospital based sales force and initiated programs to increase the sales effort on Argatroban in the U.S. and Canada, which we believe contributed to the increase in Argatroban sales and in our royalty revenues. The increase in royalties was partially offset by the elimination of collaborative research and development from related party revenues, due to the Acquisition. Collaborative research and development from related party was $0.7 million in year 2003, compared with $1.1 million in year 2002, a decrease of $0.4 million. Research agreement income decreased $0.5 million in year 2003, compared with year 2002. Research agreement revenues are primarily comprised of payments received from Schering-Plough for research on VLA-4 antagonists. Following the naming of a clinical candidate, and receipt of a milestone payment from

Schering-Plough in June 2002, we are continuing research on backup VLA-4 antagonists , however fewer resources are devoted to the program than in earlier periods. If the research agreement is not extended, it will expire in June 2004, and our research agreement revenues will end.

RESEARCH AND DEVELOPMENT EXPENSE

      The endothelin receptor antagonist program has been conducted within ELP from its inception in June 2000. Prior to December 31, 2002, we included our 50% share of ELP's losses in our financial results under the caption equity in loss of ELP. As discussed above, in April 2003, we acquired ICOS's interest in ELP and as a result, from January 2003 until the Acquisition, we agreed to be responsible for 100% of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition.

      Total research and development expenses in year 2003 increased $9.4 million, or approximately 47%, compared with year 2002. The net increase is primarily comprised of the following items:

      - Costs of Thelin(TM) development included in research and development expenses in year 2003 totaled $13.6 million. Our 50% share of Thelin(TM) development costs in year 2002 were included in our equity in loss of Encysive, L.P.

      - Clinical trials costs other than for Thelin(TM) development declined $2.6 million in year 2003, compared to 2002. Year 2002 clinical trials costs were primarily related to our study of Argatroban as a potential treatment for ischemic stroke.

      - Other research costs in year 2003 declined $1.7 million compared to 2002, primarily due to our restructuring of our research programs in January 2003.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

      On the date of the Acquisition the partnership had no assets other than its rights to the in-process research and development of the endothelin receptor antagonist program. Under the terms of the purchase agreement, we agreed to pay to ICOS a purchase price of $10 million, of which $4 million was paid on closing. The remaining $6 million is subject to a secured promissory note. See
Note 8 to the Consolidated Financial Statements.

      Since the only asset acquired was in-process research and development, we recorded a charge for in-process research and development of $10.0 million less unamortized deferred revenues of $1.6 million. The unamortized deferred revenues of $1.6 million relate to the previous payments received from ELP that were being amortized into income over the estimated remaining development period. Due to the short-term nature of the note and the associated interest rate, the note was not discounted when calculating the in-process research and development charge.

EQUITY IN LOSS OF ENCYSIVE, L.P.

      Our equity in loss of ELP in year 2002 of $8.6 million was comprised of our 50% share of the partnership's expenses, all of which were related to the Thelin(TM) development program. As discussed above, year 2003 equity in loss of Encysive, L.P. of $2.4 million is comprised of 100% of the Thelin(TM) development program costs through the date of the Acquisition. Thelin(TM) development costs incurred subsequent to the Acquisition are consolidated in our financial statements.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses increased $0.2 million in year 2003, compared with year 2002. Year 2003 expenses, however, include expenses related to the Thelin(TM) development program, primarily consisting of patent legal costs, totaling $0.8 million. General and administrative expenses other than those related to the Thelin(TM) development program decreased approximately $0.6 million in 2003 compared to 2002.

OPERATING LOSS

      Operating loss increased $10.6 million in year 2003, compared with year 2002. The increase is primarily comprised of the $8.4 million charge resulting from the Acquisition, discussed above, and increased costs of the Thelin(TM) development program in year 2003.

INVESTMENT INCOME

      Investment income declined $1.2 million in year 2003 compared with year 2002. The decrease is primarily due to lower levels of funds available for investment throughout year 2003, and to lower prevailing market interest rates in year 2003.

MINORITY INTEREST IN LOSS OF REVOTAR

      The minority interest in loss of Revotar, comprised of 44.8% of the net loss of Revotar, was unchanged between the two year periods. Under accounting principles generally accepted in the U.S., it is likely that the cumulative losses of Revotar will exceed the equity interest of its minority shareholders during 2004, and we will reflect 100% of its losses in our consolidated net income or loss thereafter.

NET LOSS

      Net loss increased $11.8 million in year 2003, primarily due to the $8.4 million charge resulting from the Acquisition, and increased costs of the Thelin(TM) development program in year 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

REVENUES

      Revenues in the year ended December 31, 2002 increased $1.5 million, compared with the year ended December 31, 2001. The increase was primarily attributable to increased royalty income earned on sales of Argatroban by GSK and increased license fees, milestones and grants, partially offset by reduced research and development revenues, discussed below.

      Royalties earned on sales of Argatroban in 2002 were $3.5 million, an increase of $1.9 million over year 2001. We earn royalties based upon sales by GSK to drug wholesalers. In October 2002, GSK initiated a broad-based HIT disease education media campaign designed to increase awareness of HIT, the life-threatening reaction to heparin for which Argatroban is approved. As medical education is key to growing Argatroban sales, we believe this initiative, along with increased selling efforts, are likely to have a positive impact on Argatroban sales.

      License fees, milestones and grants increased $0.7 million in 2002, compared with 2001. Revotar was awarded research grants from the German government and earned approximately $0.3 million in year 2002. In addition to the grants received by Revotar, the increase in license fees, milestones and grants in 2002 was primarily comprised of revenues related to the milestone payment received from Mitsubishi in May 2001, the milestone payment received from ICOS in July 2001, and the milestone payment received from Schering-Plough in June 2002. See Note 9 to the Consolidated Financial Statements.

      Research agreement revenues, resulting from our collaborative efforts with unrelated parties, declined $0.8 million in 2002, compared with 2001, primarily resulting from reduced research and development effort under the Schering-Plough agreement during 2002. Most of our efforts toward development of an initial candidate for clinical development had been completed late in 2001. As discussed above, we received a milestone payment under the Schering-Plough agreement as a result of the nomination of an initial candidate for Schering-Plough's further development in the second quarter of 2002.

      Collaborative research and development revenues received from ELP declined $0.4 million in 2002, compared with 2001. The involvement of our research and development staff in the endothelin receptor antagonist program has been dependent upon the activities being performed by the partnership in any particular period, and was expected to fluctuate from quarter to quarter and year to year.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development expenses increased $2.2 million in 2002, compared with 2001. The increase was primarily due to costs of clinical trials which began to incur significant expenses early in year 2002 and were ongoing during year 2002. Trials ongoing during year 2002 included a Phase II study of Argatroban in ischemic stroke and a Phase II study of Argatroban in patients undergoing PCI. During 2002, Revotar completed a Phase IIa proof-of-concept clinical trial of bimosiamose in psoriasis, and completed a Phase I clinical trial for asthma utilizing an inhaled form of bimosiamose. See also the discussion of our ongoing research and development programs, in Item 1, "Business" herein.

EQUITY IN LOSS OF ENCYSIVE, L.P.

      Our equity in the loss of ELP, primarily consisting of research and development expenses, declined $0.9 million in 2002, compared with 2001. The principle activity of the partnership, a Phase IIb/III trial of Thelin(TM) for PAH, completed enrollment in July 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased $2.2 million in 2002, compared with 2001. Insurance costs, particularly product liability and general liability policies, increased both due to insurance market conditions, and as a result of increased sales of Argatroban. General and administrative expenses in 2002 included costs associated with the retirement, recruiting and hiring of key personnel, including a non-cash charge in the first quarter of 2002 of approximately $0.2 million in compensation expense arising from modifications made to stock options previously issued to our retiring CEO.

INVESTMENT INCOME

      Investment income declined $2.8 million in 2002, compared with 2001. The decline is due to a combination of lower prevailing interest rates during 2002, compared with 2001, and to reduced funds available for investment during year 2002.

MINORITY INTEREST IN LOSS OF REVOTAR

      The interest of Revotar's minority shareholders in its losses increased approximately $0.5 million in 2002, compared with 2001. Revotar's expenses increased in 2002, primarily due to the costs of clinical trials conducted in 2002.

NET LOSS

      Our net loss in 2002 increased $4.3 million in 2002, compared with 2001. The increase is due primarily to higher operating expenses and lower investment income during 2002, as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

Year 2003 and 2002

      At December 31, 2003, we had cash, cash equivalents and investment securities of $85.5 million, compared with $68.0 million at December 31, 2002. We used $26.6 million in cash on operating activities in year 2003, compared to cash used by operating activities of $25.8 million in 2002. The primary operating uses of cash in 2003 and 2002 were to fund our general operating expenses and the ongoing research and development programs conducted by Encysive, Revotar and ELP, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.

      Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investment activities when marketable securities mature, and the resulting cash is utilized, primarily to fund operating activities. Cash used in investing activities includes a $4 million payment to ICOS in 2003 upon the Acquisition, and purchases of equipment. In 2003, we initiated programs to reduce expenses and to conserve cash, and as a result capital expenditures declined $1.8 million in year 2003 compared with year 2002, In 2003 and 2002, Revotar received grants from the German government toward the purchase of eligible equipment of approximately $0.2 million per year.

      Cash generated by financing activities in year 2003 was $48.6 million, compared with cash generated in year 2002 of $0.5 million. Financing activities in year 2003 primarily consisted of funds raised in a public offering in December 2003 of $45.4 million, $1.5 million borrowed by Revotar from its minority shareholders and proceeds from the exercise of stock options of $1.8 million. During 2002, we generated $0.5 million in cash from the proceeds of employee purchases of stock and employee stock option exercises.

Contractual Obligations

      Our material contractual obligations are comprised of (i) a note payable to ICOS arising from the Acquisition (See Note 8 to the Consolidated Financial Statements), (ii) amounts borrowed by Revotar from its minority shareholders (see Note 8), (iii) obligations under our operating lease agreements (see Note 13 to the Consolidated Financial Statements), and (iv) under one research agreement we could be obligated to pay the other party a termination fee in the event that we elect to terminate the project prior to completion (see Note 13 to the Consolidated Financial Statements).

      The Company had contractual obligations as follows (in thousands):

                                                   Less than        1-3          4-5      After 5
       Contractual Obligations          Total        1 year        years        years       years
           Long-term debt             $   7,610      $ 6,000          ---       $1,610         --
           Operating leases               5,782        1,704     $  4,078           --         --
           Purchase obligations             600          600           --           --         --
                                      ---------    ---------     --------       ------      -----
           Total                      $  13,992      $ 8,304     $  4,078       $1,610         --

Outlook for 2004

      In 2004, we expect to have the following results:

         Royalties......................................    $6.7 to $7.6 million
         Revenues (including royalties).................    $9.0 to $10.0 million
         Expenses (net of Revotar minority interest)....    $55.0 to $58.0 million
         Investment income..............................    $0.8 to $1.0 million
         Net loss.......................................    $(46.0) to $(48.0) million
         Cash and investments at year end...............    $32.0 to $34.0 million

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

      Projected revenues contain continued amortization of deferred license fees and milestones previously received from Schering-Plough, which are being deferred over the estimated development period of the respective compound or program. We periodically review our estimates of development periods, and actual recognized revenues could increase or decrease to the extent that we decrease or increase our estimated development periods. We have not assumed research agreement revenues from Schering-Plough beyond June 30, 2004.

      Projected operating expenses are based upon our approved operating budget for the year. In the budgeting process, we have not assumed significant changes in the number of employees during year 2004, and have assumed continued development of Thelin(TM). Our budgeted expenses also include basic research efforts on our other programs, and levels of administrative support we believe to be necessary.

      Projected investment income assumes that the rate of return on invested funds of approximately 2% on an average of approximately $50 million in funds available for investment throughout the year.

      Cash and investments at year-end is projected based upon our projected sources and uses of cash during the year. In projecting our end of year cash and investment balances, we have not assumed additional financing or collaborative arrangements other than those in place at this time.

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

Longer-Term Outlook

      We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will increase in subsequent years because:

- We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin(TM) and research and clinical trial costs for development of bimosiamose compounds and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:

      - hiring personnel to direct and carry out all operations related to clinical trials;

      -     hospital and procedural costs;

      -     services of a contract research organization; and

      - purchasing and formulating large quantities of the compound to be used in such trials.

- There may be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements.

- Our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed.

- If Thelin(TM) receives regulatory approval, we will incur significant commercialization expenses.

      We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. Estimates of our future capital requirements will depend on many factors, including:

      -     market acceptance and commercial success of Argatroban;

      - expenses and risks associated with clinical trials to expand the indications for Thelin(TM);

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

      Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements into the third quarter of 2005. Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings. Upon regulatory approval, we intend to commercialize Thelin(TM) in North America through our own specialty sales force. We are seeking a marketing partner or partners for sales in the rest of the world.

      In 2002, the stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced approximately $2.2 million to Revotar as of December 31, 2003, and we expect to advance an additional $1.2 million to Revotar in 2004. We believe that Revotar's existing funds, the remaining commitment under the loan agreement and proceeds under German government scientific grants will be sufficient to fund Revotar into the first quarter of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. Revotar is actively seeking a partner or partners to develop the inhaled indications of bimosiamose.

Off-Balance Sheet Arrangements

      We do not engage in off-balance sheet financing arrangements.

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

      We have a majority-owned affiliate in Berlin, Germany and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this affiliate are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially. At December 31, 2003, Revotar had entered into a foreign-exchange forward contract with a bank to mitigate the effect of foreign currency fluctuations on approximately $1.2 million in future loan payments from us.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The financial statements we are required to include in this Item 8 are set forth in Item 15 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the "CEO") and our principal financial officer (the "CFO"), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

         (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

         (ii) that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

      There have been no significant changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our control over financial reporting.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to Encysive's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004.

ITEM 11 -- EXECUTIVE COMPENSATION

      Incorporated herein by reference to Encysive's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to Encysive's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to Encysive's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004.

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

      Incorporated herein by reference to Encysive's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004.

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

         2.   FINANCIAL STATEMENT SCHEDULES

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

      (B)   REPORTS ON FORM 8-K

            Five reports on Form 8-K were filed during the quarter ended December 31, 2003. A report on Form 8-K dated October 9, 2003 was filed regarding Encysive's majority-owned affiliate, Revotar Biopharmaceuticals AG, initiating two phase IIa clinical trials in psoriasis and atopic dermatitis. A report on Form 8-K dated November 6, 2003 was filed regarding Encysive's financial results for third quarter 2003. A report on Form 8-K dated December 3, 2003 was filed regarding the public offering of Encysive's common stock. A report on Form 8-K dated December 17, 2003 was filed regarding an underwriting agreement with SG Cowen Securities Corporation, RBC Dain Rauscher Inc. and Needham & Company, Inc. in connection with the offering of 6,500,000 shares of Encysive's common stock A report on Form 8-K dated December 23, 2003 was filed regarding the closing of the previously announced offering of 6,500,000 shares of common stock in an underwritten offering by SG Cowen Securities Corporation, RBC Dain Rauscher Inc. and Needham & Company, Inc.

            All schedules have been omitted since the information is not required or is not material to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellaire and State of Texas on the 15th day of March, 2004.

                                   ENCYSIVE PHARMACEUTICALS INC.

                                   By:  /s/  STEPHEN L. MUELLER
                                   ---------------------------------------------
                                             Stephen L. Mueller
                                     Vice President, Finance and Administration,
                                             Secretary and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities indicated on the 15th day of March, 2004.

               SIGNATURE                                            TITLE
               ---------                                            -----
         /s/ JOHN M. PIETRUSKI                  Chairman of the Board of Directors
--------------------------------------------
           John M. Pietruski

           /s/ BRUCE D. GIVEN                   Director, President and Chief Executive Officer
--------------------------------------------    (Principal Executive Officer)
          Bruce D. Given, M.D.

         /s/ RICHARD A.F. DIXON                 Director and Senior Vice President, Research and
--------------------------------------------    Chief Scientific Officer
       Richard A.F. Dixon, Ph.D.

         /s/ STEPHEN L. MUELLER                 Vice President, Finance and Administration,
--------------------------------------------    Secretary and Treasurer
           Stephen L. Mueller                   (Principal Financial and Accounting Officer)


          /s/ RON J. ANDERSON                   Director
--------------------------------------------
         Ron J. Anderson, M.D.

         /s/ FRANK C. CARLUCCI                  Director
--------------------------------------------
           Frank C. Carlucci

        /s/ ROBERT J. CRUIKSHANK                Director
--------------------------------------------
          Robert J. Cruikshank

           /s/ SUZANNE OPARIL                   Director
--------------------------------------------
          Suzanne Oparil, M.D.

       /s/ WILLIAM R. RINGO, JR.                Director
--------------------------------------------
         William R. Ringo, Jr.

          /s/ JAMES A. THOMSON                  Director
--------------------------------------------
        James A. Thomson, Ph.D.

         /s/ JAMES T. WILLERSON                 Director
--------------------------------------------
        James T. Willerson, M.D.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Encysive Pharmaceuticals Inc.:

      We have audited the accompanying consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Houston, Texas
February 19, 2004

                          ENCYSIVE PHARMACEUTICALS INC.

                           CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                                 DECEMBER 31,
                                                                                  ----------------------
                                                                                     2003        2002
                                                                                  ---------    ---------
Current assets:
     Cash and cash equivalents ...............................................   $  65,302    $  21,228
     Short-term investments ..................................................      11,218       26,533
     Short-term investments pledged as collateral for letter of credit .......       7,011         --
     Accounts receivable .....................................................       1,834        1,098
     Other current receivables ...............................................         712          473
     Receivable from related party under collaborative arrangement ...........          --          393
     Prepaids ................................................................         727        1,482
                                                                                 ---------    ---------
         Total current assets ................................................      86,804       51,207
Long-term investments ........................................................       1,957       20,244
Equipment and leasehold improvements, net ....................................       4,980        5,579
Intangible and other assets, net of accumulated amortization of $368 and $263          657          762
                                                                                 ---------    ---------
         Total assets ........................................................   $  94,398    $  77,792
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................   $   2,404    $     950
     Accrued expenses ........................................................       5,904        3,774
     Deferred revenue from related party .....................................          --          591
     Deferred revenue from unrelated parties .................................         561          927
     Current maturities on long-term debt ....................................       6,000           --
                                                                                 ---------    ---------
         Total current liabilities ...........................................      14,869        6,242
Liability to related party ...................................................        --          2,664
Deferred revenue from related party ..........................................        --          1,181
Deferred revenue from unrelated parties ......................................       1,680        3,019
Long-term debt, less current maturities ......................................       1,610         --
Minority interest in Revotar .................................................       1,383        2,608
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.005 per share. 5,000,000 shares authorized;
     none issued or outstanding ..............................................          --           --
     Common stock, par value $.005 per share. At December 31, 2003,
       75,000,000 shares authorized; 52,457,167 shares issued, 52,244,167 outstanding ..........................................................
       At December 31, 2002, 75,000,000 shares authorized,
       44,015,364 shares issued, 43,802,364 outstanding ......................         262          220
     Additional paid-in capital ..............................................     259,761      211,847
     Deferred compensation expense ...........................................        (185)        (223)
     Treasury stock, 213,000 shares at December 31, 2003 and 2002 ............      (1,602)      (1,602)
     Accumulated other comprehensive income ..................................          78            1
     Accumulated deficit .....................................................    (183,458)    (148,165)
                                                                                 ---------    ---------

         Total stockholders' equity ..........................................      74,856       62,078
                                                                                 ---------    ---------
         Total liabilities and stockholders' equity ..........................   $  94,398    $  77,792
                                                                                 =========    =========

          See accompanying notes to consolidated financial statements.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    2003        2002        2001
                                                                  --------    --------    --------
Revenues:
     Research agreements ......................................   $  3,024    $  3,570    $  4,342
     Collaborative research and development from Encysive, L.P.        664       1,090       1,442
     Royalty income ...........................................      5,411       3,514       1,586
     License fees, milestones and grants ......................      2,458       2,259       1,547
                                                                  --------    --------    --------
         Total revenues .......................................     11,557      10,433       8,917
                                                                  --------    --------    --------
Expenses:
     Research and development .................................     29,421      20,066      17,861
     Purchase of in-process research and development ..........      8,363          --          --
     Equity in loss of Encysive, L.P. .........................      2,386       8,557       9,450
     General and administrative ...............................      9,133       8,976       6,733
                                                                  --------    --------    --------
         Total expenses .......................................     49,303      37,599      34,044
                                                                  --------    --------    --------
         Operating loss .......................................    (37,746)    (27,166)    (25,127)
Investment income, net ........................................      1,228       2,472       5,236
                                                                  --------    --------    --------
               Loss before minority interest ..................    (36,518)    (24,694)    (19,891)
Minority interest in loss of Revotar ..........................      1,225       1,225         749
                                                                  --------    --------    --------
         Net loss applicable to common shares .................   $(35,293)   $(23,469)   $(19,142)
                                                                  ========    ========    ========
Other comprehensive income (loss):
     Unrealized income (loss) on foreign currency translation .         77         300        (284)
                                                                  --------    --------    --------
         Comprehensive loss ...................................   $(35,216)   $(23,169)   $(19,426)
                                                                  ========    ========    ========
Net loss per share basic and diluted ..........................   $  (0.80)   $  (0.54)   $  (0.44)
                                                                  ========    ========    ========

   Weighted average common shares used to compute
   net loss per share basic and diluted .......................     44,072      43,741      43,637
                                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                ($ IN THOUSANDS)

                                                                                                ACCUMULATED
                                                                                                   OTHER                    TOTAL
                                        COMMON STOCK       ADDITIONAL   DEFERRED                COMPREHENSIVE              STOCK-
                                   ---------------------    PAID-IN   COMPENSATION     TREASURY    INCOME    ACCUMULATED   HOLDERS'
                                     SHARES      AMOUNT     CAPITAL      EXPENSE        STOCK      (LOSS)      DEFICIT     EQUITY
                                   -----------   -------   ----------   ---------     ---------   --------    ---------   ---------
Balance at January 1, 2001........  41,203,197   $   206   $  189,390   $      --     $      --   $    (15)   $(105,554)  $  84,027
Issuance of common stock for
      stock option exercises......      12,268        --           52          --            --         --           --          52
Issuance of common stock for
      warrant exercises...........   2,511,558        12       20,581          --            --         --           --      20,593
Issuance of common stock in
      payment of expenses.........      56,615        --          530          --            --         --           --         530
Compensation expense related to
      stock options...............          --        --           63          --            --         --           --          63
Purchase of treasury shares
      (213,000 shares)............          --        --           --          --        (1,602)        --           --      (1,602)
Net loss..........................          --        --           --          --            --         --      (19,142)    (19,142)
Other comprehensive loss..........          --        --           --          --            --       (284)          --        (284)
                                   -----------   -------   ----------   ---------     ---------   --------    ---------   ---------
Balance at December 31, 2001......  43,783,638   $   218   $  210,616   $      --     $  (1,602)  $   (299)   $(124,696)  $  84,237
                                   -----------   -------   ----------   ---------     ---------   --------    ---------   ---------
Issuance of common stock for
      stock option exercises......     129,860         1          454          --            --         --           --         455
Issuance of common stock for
      warrant exercises...........         500        --           --          --            --         --           --         ---
Sale of unregistered
      common stock................       5,000        --           31          --            --         --           --          31
Issuance of common stock in
      payment of expenses.........      51,429         1          271          --            --         --           --         272
Compensation expense related to
      stock options...............          --        --          202          --            --         --           --         202
Amortization of deferred
      compensation expense........          --        --           --          85            --         --           --          85
Deferred compensation expense
      related to issuance of stock      50,000        --          308        (308)           --         --           --         ---
Cancellation of restricted shares.      (5,063)       --          (35)         --            --         --           --         (35)
Net loss..........................          --        --           --          --            --         --      (23,469)    (23,469)
Other comprehensive income........          --        --           --          --            --        300           --         300
                                   -----------   -------   ----------   ---------     ---------   --------    ---------   ---------
Balance at December 31, 2002......  44,015,364   $   220   $  211,847   $    (223)    $  (1,602)  $      1    $(148,165)  $  62,078
                                   -----------   -------   ----------   ---------     ---------   --------    ---------   ---------

                                   (Continued)

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                ($ IN THOUSANDS)

                                                                                                 ACCUMULATED
                                                                                                   OTHER                    TOTAL
                                        COMMON STOCK       ADDITIONAL   DEFERRED                COMPREHENSIVE              STOCK-
                                   ---------------------    PAID-IN   COMPENSATION     TREASURY    INCOME    ACCUMULATED   HOLDERS'
                                     SHARES      AMOUNT     CAPITAL      EXPENSE        STOCK      (LOSS)      DEFICIT     EQUITY
                                   -----------   -------   ----------   ---------     ---------   --------    ---------   ---------
Balance at December 31, 2002......  44,015,364   $    220  $  211,847   $     (223)   $ (1,602)   $      1    $(148,165)  $ 62,078
Issuance of common stock for
      stock option exercises......     419,242          2       1,759            --         --          --           --      1,761
Issuance of common stock for
      warrant exercises...........      67,261         --          --            --         --          --           --        ---
Issuance of common stock in
      payment of expenses.........     363,419          2         373            --         --          --           --        375
Compensation expense related to
      stock options...............          --         --          86           --          --          --           --         86
Deferred compensation expense
      related to issuance of stock     130,250          1         251        (252)          --          --           --        ---
Amortization of deferred
      compensation expense........          --         --          --          290          --          --           --        290
Compensation expense related
      to modification of
      warrants....................          --         --         207           --          --          --           --        207
Cancellation of restricted shares.     (13,369)        --         (76)          --          --          --           --        (76)
Issuance of common stock in
      public offering.............   7,475,000         37      45,314           --          --          --           --     45,351
Net loss..........................          --         --          --           --          --          --      (35,293)   (35,293)
Other comprehensive income........          --         --          --           --          --          77           --         77
                                    ----------   --------  ----------   ----------    --------    --------    ---------   --------
Balance at December 31, 2003......  52,457,167   $    262  $  259,761   $    (185)    $ (1,602)   $     78    $(183,458)  $ 74,856
                                    ==========   ========  ==========   ==========    =========   ========    ==========  ========

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    2003         2002         2001
                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................   $ (35,293)   $ (23,469)   $ (19,142)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization .......................       1,068        1,071          913
         Equity in loss of Encysive, L.P. ....................       2,386        8,557        9,450
         Purchase of in-process research and development .....       8,363           --           --
         Minority interest in loss of Revotar ................      (1,225)      (1,225)        (749)
         Expenses paid with stock ............................         375          272          530
         Stock based compensation expense ....................         507          252           63
         Loss on disposition of fixed assets .................          77           --           12
         Decrease in interest receivable included in
              short-term and long-term investments ...........         459          265          131
     Changes in operating assets and liabilities:
         Accounts receivable .................................        (736)        (443)        (417)
         Prepaids ............................................         757         (128)          (4)
         Other current receivables ...........................        (183)         144            6
         Receivable from related party
           under collaborative arrangement ...................         350          751         (262)
         Accounts payable and accrued expenses ...............       3,375       (1,460)       1,533
         Liability to related party ..........................      (5,051)      (9,426)      (7,293)
         Deferred revenue from unrelated parties .............        (135)         157        1,062
         Deferred revenue from related party .................      (1,705)      (1,109)       1,187
                                                                 ---------    ---------    ---------
           Net cash used in operating activities .............     (26,611)     (25,791)     (12,980)
                                                                 ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and leasehold improvements .......        (377)      (2,193)      (2,757)
     Grants received for purchases of equipment ..............         185          167           --
     Purchase of in-process research and development .........      (4,000)          --           --
     Purchase of investments .................................     (17,929)     (85,608)    (154,272)
     Maturity of investments .................................      44,061      123,985      112,760
                                                                 ---------    ---------    ---------
           Net cash provided by (used in) investing activities      21,940       36,351      (44,269)
                                                                 ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock ...........................          --           --       (1,602)
     Borrowings from minority shareholders of Revotar ........       1,469           --           --
     Proceeds from sale of common stock in public offering ...      45,351           --           --
     Proceeds from option and warrant exercises, net .........       1,761          486       20,645
                                                                 ---------    ---------    ---------
           Net cash provided by financing activities .........      48,581          486       19,043
                                                                 ---------    ---------    ---------
Effect of exchange rate changes on cash ......................         164           96         (178)
                                                                 ---------    ---------    ---------
     Net increase (decrease) in cash and cash equivalents ....      44,074       11,142      (38,384)
Cash and cash equivalents at beginning of year ...............      21,228       10,086       48,470
                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of year .....................   $  65,302    $  21,228    $  10,086
                                                                 =========    =========    =========

Supplemental schedule of noncash financing activities:
     Deferred compensation expense ...........................   $     290    $      85           --
     Issuance of common stock for expenses ...................         375          272          530
     Note issued upon acquisition of partnership interest ....       6,000           --           --
     Stock-based compensation expense upon
        modification and exercise of warrant..................         207           --           --
     Interest paid ...........................................         123            3           --
                                                                 =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      (a)   Organization

            Encysive Pharmaceuticals Inc. (the "Company" or "Encysive"), a Delaware corporation, is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. ("IPI") in exchange for common stock, par value $.005 per share (the "Common Stock"), of the Company. On June 6, 2000, Encysive, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, ("ICOS") entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership ("ICOS-TBC"), to develop and globally commercialize endothelin-A receptor antagonists. Encysive and ICOS were both 50% owners in ICOS-TBC, and shared equally in the costs of ICOS-TBC. In April 2003, the Company acquired the ownership interest of ICOS in ICOS-TBC, and changed the name of the partnership to Encysive, L.P., ("ELP") and the name of TBC-ET, Inc. to EP-ET, LLP, a Delaware limited partnership. For further discussion of the Encysive, L.P. partnership, see
      Note 7. During the third quarter of 2000, Encysive formed Revotar Biopharmaceuticals AG ("Revotar"), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize Encysive's selectin antagonists. The Company retains a majority interest in Revotar.

            The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company's first product, for which it receives royalty income, Argatroban, began during November 2000.

      (b)   Basis of Consolidation

            The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ELP, IPI and EP-ET, Inc., and its majority owned subsidiary, Revotar. All material intercompany balances and transactions have been eliminated.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

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

                                                  December 31,   December 31,
                                                      2003           2002
                                                    -------       -------
               Cash and cash equivalents:
                Demand and money market accounts     $ 1,043       $   609
                Corporate commercial paper            64,259        20,619
                                                     -------       -------
               Total cash and cash equivalents       $65,302       $21,228
                                                     =======       =======

            Investments at December 31, 2003 and 2002 were as follows:

                                                                  As of December 31, 2003
                                                       --------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized     Unrealized   Unrealized    Estimated
                                                          Cost         Gains        Losses     Fair Value
                                                          ----         -----        ------     ----------
Short-term investments, held-to-maturity:                $ 2,010      $    --      $    (9)      $ 2,001
  U.S. Government agency securities
  Corporate commercial paper                              10,057           19           (2)       10,074
  Corporate debt securities                                6,162           --          (61)        6,101
                                                         -------      -------      -------       -------
     Total short-term investments, held-to-maturity      $18,229      $    19      $   (72)      $18,176
                                                         =======      =======      =======       =======
                                                                       Gross        Gross
                                                       Amortized     Unrealized   Unrealized    Estimated
                                                          Cost         Gains        Losses     Fair Value
                                                          ----         -----        ------     ----------
Long-term investments, held-to-maturity:
  Corporate commercial paper                             $   956      $    36      $    --       $   992
  Corporate debt securities                                1,001           --           (1)        1,000
                                                         -------      -------      -------       -------
    Total long-term investments, held-to-maturity        $ 1,957      $    36      $    (1)      $ 1,992
                                                         =======      =======      =======       =======
                                                                  As of December 31, 2002
                                                       --------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized     Unrealized   Unrealized    Estimated
                                                          Cost         Gains        Losses     Fair Value
                                                          ----         -----        ------     ----------
Short-term investments, held-to-maturity:
  U.S. Government agency securities                      $ 4,017      $    63      $    --       $ 4,080
  Corporate commercial paper                              20,231           --          (70)       20,161
  Corporate debt securities                                2,285           --          (13)        2,272
                                                         -------      -------      -------       -------
     Total short-term investments, held-to-maturity      $26,533      $    63      $   (83)      $26,513
                                                         =======      =======      =======       =======

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Gross        Gross
                                                       Amortized     Unrealized   Unrealized    Estimated
                                                          Cost         Gains        Losses     Fair Value
                                                          ----         -----        ------     ----------
Long-term investments, held-to-maturity:
  U.S. Government agency securities                      $12,102      $    62      $    --       $12,164
  Corporate commercial paper                               5,052          126           --         5,178
  Corporate debt securities                                3,090           65           (8)        3,147
                                                         -------      -------      -------       -------
     Total long-term investments,held-to-maturity        $20,244      $   253      $    (8)      $20,489
                                                         =======      =======      =======       =======

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

      (e)   Investment in Encysive, L.P.

            Prior to the purchase of the ownership interest of ICOS in Encysive, L.P. in April 2003, the Company accounted for the investment in Encysive, L.P. using the equity method. Because the Company had no basis in the technology transferred to Encysive, L.P. as the Company's original investment, the Company did not record an amount for its original investment. The Company recorded its share of the Encysive, L.P. loss as a liability to related party until the Company funded its portion of the loss.

            Encysive, L.P. paid a license fee and a milestone payment to the Company in 2000 and 2001, respectively. Because the Company had continuing obligations to Encysive, L.P., the Company deferred these amounts and amortized them into revenue over the estimated developmental period of the underlying technology.

            The Company's consolidated financial statements include the results of Encysive, L.P. following the Company's purchase of the ownership interest of ICOS. See Note 7.

      (f)   Research and Development Costs

            All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. With respect to research and development, salaries and benefits for the years ended December 31, 2003, 2002 and 2001, of approximately $8,932,000, $9,283,000 and $7,296,000, respectively, were charged to research and development. Payments related to the acquisition of in-process research and development are expensed as incurred.

      (g)   Net Loss Per Common Share

            Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years 2003, 2002 and 2001, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be antidilutive due to net losses.

                                               Year Ended December 31,
                                      ------------------------------------------
                                         2003            2002            2001
                                      ----------      ----------      ----------
Weighted average shares used
To compute basic and diluted
net loss per common share             44,072,380      43,741,258      43,636,548
                                      ==========      ==========      ==========

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                         2003            2002             2001
                                       ---------       ----------     ----------
Securities convertible into common
  stock, not used because the
  effect would be antidilutive:
     Stock options                     4,609,992       5,012,500       4,131,252
     Unvested restricted stock           529,334              --              --
     Warrants                            142,858         246,586         247,858
                                      ----------      ----------      ----------
     Total                             5,282,184       5,259,086       4,379,110
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

      (k)   Intangible and Other Assets

            Intangible and other assets primarily consists of an amount paid for products approved by the United States Food and Drug Administration ("FDA"), which is being amortized on a straight-line basis over its estimated useful life. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense was $105,000 in each of the years ended December 31, 2003, 2002 and 2001, and expects it to be approximately $105,000 per year thereafter. Amortization of intangible assets is included in research and development expense in the consolidated statements of operations and comprehensive loss.

      (l)   Treasury Stock

            Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately 7 percent of the Company's outstanding Common Stock over an 18 month period. Pursuant to the stock repurchase program, the Company repurchased 213,000 shares for net payments of approximately $1,602,000 during the year ended December 31, 2001. No shares were repurchased during the years ended December 31, 2003 and 2002.

      (m)   Stock Based Compensation

            At December 31, 2003, the Company has six stock-based compensation plans for employees and non-employee directors, which are described more fully in Note 3. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Net loss in the year ended December 31, 2003 included stock-based compensation expense resulting from the grant of shares of

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      restricted stock and from the grant of options subject to the approval of stockholders of a motion to increase the authorized shares in the Amended and Restated 1999 Stock Incentive Plan, which approval was obtained in May 2003. Net loss in the years ended December 31, 2002 and 2001 included stock-based compensation expense as a result of modifications made to certain options previously issued to retiring employees. Net loss in the year ended December 31, 2002 also includes stock-based compensation expense related to the grant of shares of restricted stock to the Company's CEO. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS123) to stock-based employee compensation ($ in thousands, except for per share data).

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                             2003           2002           2001
                                           --------       --------       --------
Net loss, as reported                      $(35,293)      $(23,469)      $(19,142)
Add: Stock-based employee
      compensation expense included
      in reported net loss                      300            252             63
Deduct: Total stock-based employee
      compensation expense determined
      under fair value method for all
      awards                                 (2,896)        (4,238)        (4,118)
                                           --------       --------       --------
Pro forma net loss                         $(37,889)      $(27,455)      $(23,197)
                                           ========       ========       ========

Loss per share:

    As reported, basic and diluted         $  (0.80)      $  (0.54)      $  (0.44)
                                           ========       ========       ========
    Pro forma, basic and diluted           $  (0.86)      $  (0.63)      $  (0.53)
                                           ========       ========       ========

            The per-share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $1.02, $3.45 and $3.62, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                         YEAR ENDED DECEMBER 31,
                                   ------------------------------------
                                    2003          2002          2001
                                   -------       -------       -------
      Expected dividend yield          0.0%          0.0%          0.0%
      Risk-free interest rate          2.6%          2.8%          4.2%
      Expected volatility             73.9%         74.3%         78.0%
      Expected life in years          4.50          4.54          4.83

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

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (o)   Impairment of Long-lived Assets

            As circumstances dictate, the Company evaluates the recoverability of its long-lived tangible and intangible assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

      (p)   New Accounting Pronouncements

            The FASB issued FASB Interpretation No. 46 in January 2003, which was revised in December 2003 ("FIN No. 46R"), "Consolidation of Variable Interest Entities." FIN No. 46R requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The adoption of FIN No. 46R by the Company did not have an impact upon its financial condition or results of operations.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS150"). The Company's adoption of SFAS150 did not have an impact on its financial condition or results of operations.

            In December 2003, the FASB issued the revised Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106,"("SFAS132") which requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. The adoption of SFAS132 by the Company did not have an impact upon its financial condition or results of operations.

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

            In December 2003, the Company sold 7,475,000 shares of Common Stock for $6.50 per share in an underwritten public offering. The net proceeds to the Company from this offering were approximately $45.4 million after deducting selling commissions and expenses of approximately $3.2 million related to the offering.

            The Company has reserved Common Stock for issuance as of December 31, 2003 as follows:

            Stock option plans..................             6,703,921
            Warrants outstanding................               142,858
                                                           -----------
                  Total shares reserved.........             6,846,779
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

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            If a person or group acquires a 15% or larger position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, fractional shares of Preferred Stock having twice the value of the $55 exercise price, with each fractional Preferred Share valued at the market price of the Common Stock. Also, if following an acquisition of 15% or more of the Company's Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase Common Stock of the acquiring company having a value of twice the $55.00 exercise price. The effect would be to entitle the Company's shareholders to buy stock in the acquiring company at 50% of its market price.

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

(3)   STOCK OPTIONS AND WARRANTS

            The Company has in effect the following stock option plans:

            The Amended and Restated 1990 Incentive Stock Option Plan ("1990 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 61,919 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

            The Amended and Restated 1992 Incentive Stock Option Plan ("1992 Plan") allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 367,240 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

            The Amended and Restated Stock Option Plan for Non-Employee Directors ("Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 19,954 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula. No new issuances are being made under the Director Plan.

            The Amended and Restated 1995 Stock Option Plan ("1995 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,503,368 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

            The Amended and Restated 1995 Non-Employee Director Stock Option Plan ("1995 Director Plan") allows for the issuance of non-qualified options to non-employee directors, pursuant to which 716,195 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

            The Amended and Restated 1999 Stock Incentive Plan ("1999 Plan") allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 4,035,245 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of stock options as of December 31, 2003, follows:

                                  EXERCISE PRICE                                      EXERCISED/                    AVAILABLE
         STOCK OPTION PLANS         PER SHARE         AUTHORIZED      OUTSTANDING       OTHER       EXERCISABLE     FOR GRANT
         ------------------         ---------         ----------      -----------       -----       -----------     ---------
      1990 Plan............       $1.38  - $21.59         285,715          61,919       223,796          61,919             --
      1992 Plan............       $1.41  - $21.59       1,700,000         367,240     1,332,760         367,240             --
      Director Plan........       $3.50  -  $4.54          71,429          19,954        51,475          19,954             --
      1995 Plan............       $0.93  - $21.59       2,000,000       1,307,614       496,632       1,257,864        195,754
      1995 Director Plan...       $1.38  - $11.31         800,000         446,596        83,805         386,596        269,599
      1999 Plan............       $0.93  - $20.13       4,750,000       2,406,669       714,755         907,382      1,628,576
                                                     ------------     -----------    ----------       ---------      ---------
             TOTALS........                             9,607,144       4,609,992     2,903,223       3,000,955      2,093,929
                                                     ============     ===========     =========       =========      =========

            A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and the changes during the years then ended is presented below:

                                                                               WEIGHTED-AVERAGE
                                                                OPTIONS         EXERCISE PRICE
                                                                -------         --------------
       Outstanding at January 1, 2001........................   3,152,316            $7.36
          Granted............................................   1,042,700             5.69
          Canceled...........................................     (51,496)           13.77
          Exercised..........................................     (12,268)            4.15
                                                               ----------
       Outstanding at December 31, 2001......................   4,131,252             6.87
          Granted............................................   1,272,225             5.74
          Canceled...........................................    (261,117)            5.97
          Exercised..........................................    (129,860)            3.50
                                                               ----------
       Outstanding at December 31, 2002......................   5,012,500             6.72
          Granted............................................     749,830             1.68
          Canceled...........................................    (691,796)            6.96
          Exercised..........................................    (460,542)            4.48
                                                               ----------
       Outstanding at December 31, 2003......................   4,609,992            $6.09
                                                               ==========

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following tables summarize information about the Company's stock options outstanding as of December 31, 2003, 2002 and 2001, respectively:

                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2003   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2003    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
        $  0.93 - $  4.19          1,176,107             6.73           $  2.07               528,780           $  3.10
        $  4.20 - $  5.63          1,633,849             6.05           $  5.24             1,080,472           $  5.14
        $  5.64 - $  7.19          1,297,005             5.27           $  6.39               888,672           $  6.47
        $  7.20 - $ 21.59            503,031             5.92           $ 17.45               503,031           $ 17.45
                             ---------------                                          ---------------
        $  0.93 - $ 21.59          4,609,992             5.99           $  6.09             3,000,955           $  7.24
                             ===============                                          ===============
                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2002   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2002    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
        $  1.31 - $  4.53          1,261,140             3.74           $  3.53             1,195,140           $  3.53
        $  4.54 - $  5.63          1,749,644             6.24           $  5.49               647,472           $  5.37
        $  5.64 - $  7.19          1,400,222             5.93           $  6.41               845,222           $  6.56
        $  7.20 - $ 21.59            601,494             6.69           $ 17.68               440,517           $ 17.45
                             ---------------                                          ---------------
        $  1.31 - $ 21.59          5,012,500             5.84           $  6.72             3,128,351           $  6.69
                             ===============                                          ===============
                                                     WEIGHTED                                                 WEIGHTED
                                  OPTIONS             AVERAGE           WEIGHTED           OPTIONS             AVERAGE
              OPTION            OUTSTANDING          REMAINING          AVERAGE          EXERCISABLE       EXERCISE PRICE
          EXERCISE PRICE      AS OF 12/31/2001   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/2001    OF EXERCISABLE
          --------------      ----------------   ----------------    --------------    ----------------    --------------
        $  1.31 - $  4.19          1,050,454             3.68           $  3.21               951,041           $  3.11
        $  4.20 - $  5.51          1,526,834             6.44           $  5.17               734,486           $  4.80
        $  5.52 - $ 11.31          1,035,970             6.07           $  6.85               909,478           $  6.79
        $ 11.32 - $ 21.59            517,994             8.02           $ 19.36               194,418           $ 19.37
                             ---------------                                          ---------------
        $  1.31 - $ 21.59          4,131,252             5.84           $  6.87             2,789,423           $  5.89
                             ===============                                          ===============

            In 2003, 2002 and 2001, the Company granted, out of the 1999 Plan and the 1995 Director Plan, shares of restricted Common Stock as compensation to certain of its employees and non-employee directors. Such grants vest over the three year period subsequent to grant. Shares granted, and the weighted-average fair values in years 2003, 2002 and 2001 were as follows:

                                              Shares           Fair Value
                                              ------           ----------
           Granted in year 2001               56,615                $9.37
           Granted in year 2002              101,429                 5.71
           Granted in year 2003              493,669                 1.27

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In years 2003 and 2002, 13,369 and 5,063 shares of unvested restricted stock grants were cancelled, respectively, upon the termination of the respective grantee's employment.

            In years 2003, 2002 and 2001, the Company recorded stock-based compensation expense related to grants of stock (net of cancellations) of $587,000, $321,000 and $530,000, respectively.

      Warrants

            A summary of the status of the Company's warrants as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

                                                                                      WEIGHTED-AVERAGE
                                                              WARRANTS                 EXERCISE PRICE
                                                            -----------                 --------------

       Outstanding at January 1, 2001.............            2,772,371                  $   8.33
          Forfeited...............................              (12,955)                     4.40
          Exercised...............................           (2,511,558)                     8.20
                                                            -----------

       Outstanding at December 31, 2001...........              247,858                      9.87
          Exercised...............................               (1,272)                     4.25
                                                            -----------

       Outstanding at December 31, 2002...........              246,586                      9.90
          Exercised...............................             (103,728)                     2.27
                                                            -----------

       Outstanding at December 31, 2003...........              142,858                  $  14.00
                                                            ===========

            On January 3, 2001, the Company's publicly traded warrants to purchase 2,386,645 shares were exercised and the Company received cash proceeds of $20,143,000. In February 2001, warrants to purchase 124,913 shares at a weighted-average exercise price of $3.60, originally issued in 1996, were exercised for total cash proceeds of $450,000.

            In September 2003, the Company settled a dispute with a former consultant and agreed to modify the exercise price of certain warrants issued to such former consultant to purchase 103,728 shares, from $4.25 per share to $2.25 per share. Those warrants were then exercised in a cashless exercise, pursuant to which the Company issued 67,261 shares of common stock, and recorded stock based compensation expense of approximately $207,000, which is included in general and administrative expenses in year 2003.

            At December 31, 2003, the Company's only outstanding warrant is a warrant to purchase 142,858 shares issued to Genentech in 1997. The Genentech warrant expires in October 2004, and has an exercise price of $14.00 per share.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   INCOME TAXES

            The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

            The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes is as follows ($ in thousands):

                                                                            DECEMBER 31,
                                                        ------------------------------------------------------
                                                              2003               2002              2001
                                                        ---------------    ---------------     ---------------
       Computed "expected" tax expense                  $       (12,353)   $        (8,214)    $        (6,700)
       Effect of:
            Permanent differences                                  (185)               893                 525
            Increase in valuation allowance                      12,538              7,321               6,175
                                                        ---------------    ---------------     ---------------
       Tax expense                                      $            --    $            --     $            --
                                                        ===============    ===============     ===============

            The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2003 and 2002 are as follows ($ in thousands):

                                                                        DECEMBER 31,
                                                             ------------------------------
                                                                 2003             2002
                                                             -------------    -------------
             Loss carryforwards                              $     57,692     $       41,946
             Start-up costs                                         5,228              8,001
             Property, plant and equipment                            797                (71)
             Deferred revenue                                         784              2,053
             Other                                                   1,013             1,047
                                                             -------------   ---------------
                  Gross deferred tax assets                        65,514             52,976
                  Valuation allowance                             (65,514)           (52,976)
                                                             -------------   ---------------
                  Net deferred tax assets                    $          --    $           --
                                                             =============   ===============

            At December 31, 2003 and 2002, the Company had net operating loss carryforwards of $164.8 million and $118.4 million, respectively. The Company has established a valuation allowance for the full amount of the resulting deferred tax assets as management does not believe that it is more likely than not that the Company will recover these assets. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2005 through 2023.

(5)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

            Equipment and leasehold improvements consist of the following ($ in thousands):

                                                                                  DECEMBER 31,
                                                                      ---------------------------------
                                                                           2003                 2002
                                                                      ---------------    --------------
       Furniture and equipment..................................        $      11,167      $     10,667
       Leasehold improvements...................................                4,311             4,311
                                                                        -------------      ------------
                                                                               15,478            14,978
       Less accumulated depreciation and amortization...........               10,498             9,399
                                                                        -------------      ------------
                                                                        $       4,980      $      5,579
                                                                        =============      ============

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   ENTITY-WIDE GEOGRAPHIC DATA

            The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations ($ in thousands):

                                                            DECEMBER 31,
                                              ---------------------------------------
                                                     2003                  2002
                                              -----------------     -----------------
            Long-lived assets:
                 United States                $           4,327     $           4,884
                 Germany                                  1,310                 1,457
                                              -----------------     -----------------
            Total                             $           5,637     $           6,341
                                              =================     =================

            The following table summarizes the Company's revenues in different geographic locations ($ in thousands):

                                                                   YEAR ENDED,
                                           ----------------------------------------------------------
                                                  2003                 2002                2001
                                           -----------------    -----------------   -----------------
            Revenues:
                 United States             $          10,952    $          10,130   $           8,917
                 Germany                                 605                  303                  --
                                           -----------------    -----------------   -----------------
            Total                          $          11,557               10,433   $           8,917
                                           =================    =================   =================

            The Company's revenues are primarily derived from several customers each of whom represent a significant percentage of total revenues. The following table summarizes the Company's sources of revenues from its principal customers:

                                                                  YEAR ENDED,
                                           ----------------------------------------------------------
                                                  2003                2002                 2001
                                           -----------------   -----------------    -----------------
            Customers:
                 GSK                       $           5,411   $           3,514    $           1,417
                 Schering-Plough                       3,585               4,026                4,967
                 Encysive, L.P.                          813               2,194                2,259
                 Other                                 1,748                 699                  274
                                           -----------------   -----------------    -----------------
            Total                          $          11,557              10,433    $           8,917
                                           =================   =================    =================

(7)   ACQUISITION OF PARTNERSHIP INTEREST

      On April 22, 2003, the Company and ICOS executed a purchase and sale agreement (the "Acquisition Agreement") pursuant to which the Company purchased the partnership interest of ICOS and its subsidiaries in ELP (the "Acquisition.") The partnership had no assets other than its rights to the in-process research and development of the endothelin receptor antagonist program. Under the Acquisition Agreement, the Company agreed to pay to ICOS a purchase price of $10,000,000, of which $4,000,000 was paid on April 22, 2003. The remaining $6,000,000 is subject to a secured promissory note (the "Note"), see Note 8.

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

      The following unaudited pro forma summary of operations for the years ended December 31, 2003, 2002 and 2001 are based upon the historical financial statements of the Company and ELP after giving effect to the Acquisition, as if the combination had occurred on January 1, 2001. Amounts are in thousands, except per-share data.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          Year Ended December 31, 2003

                                       Pro Forma
                       Historical      Adjustment      Pro Forma
Revenues                 $ 11,557       $   (799)      $ 10,758
Net Loss                  (35,293)         8,228        (27,065)
Net Loss Per Share
  Basic and Diluted      $   (.80)            --           (.61)

                          Year Ended December 31, 2002

                                       Pro Forma
                       Historical      Adjustment      Pro Forma
Revenues                 $ 10,433       $ (2,199)      $  8,234
Net Loss                  (23,469)        (9,668)       (33,137)
Net Loss Per Share
  Basic and Diluted      $   (.54)            --           (.76)

                          Year Ended December 31, 2001

                                       Pro Forma
                       Historical      Adjustment      Pro Forma
Revenues                 $  8,917       $ (2,255)      $  6,662
Net Loss                  (19,142)       (10,263)       (29,405)
Net Loss Per Share
  Basic and Diluted      $   (.44)            --           (.67)

      Pro forma adjustments include eliminating the $8,363,000 charge for purchase of in-process research and development upon the Acquisition, elimination of intercompany revenues between the Company and ELP, elimination of recognition of license fee and milestone received by the Company from ELP, and recognition of ICOS's share of partnership expenses in each of the pro forma periods presented.

(8)   LONG-TERM DEBT

      The Company is party to a Note arising from the Acquisition (See Note 7). The Note requires a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the Note accrues interest at a rate which approximates the three-month London interbank offering rate for U.S. Dollars ("LIBOR") plus 1.5%. The interest rate was established on April 22, 2003 at approximately 2.82%, and then was adjusted on the first business day of July to approximately 2.78%, and on the first day of October to approximately 2.64%. The next LIBOR adjustment date is the first business day of January, 2004. Interest is payable on or before the tenth day after each LIBOR adjustment date. The Company's obligations under the Note are secured with an irrevocable standby letter of credit, for which the Company has pledged marketable securities with an amortized cost of $7,011,000.

      The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment is approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate will be reset to the U.S. prime rate plus 2.5% if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced approximately $2.2 million to Revotar as of December 31, 2003. As of December 31, 2003, the minority shareholders of Revotar have advanced approximately $1.5 million to Revotar. Revotar's management has informed the Company that they anticipate Revotar will borrow the remaining commitment of approximately $1.2 million from the Company in early 2004. The loan from the Company is denominated in U.S. dollars.

      The Company's obligations under long-term debt at December 31, 2003 were as follows:

                                                                  Obligation
                                                                  ----------
            Note to ICOS Corporation                               $6,000,000
            Borrowing by Revotar from minority shareholders         1,610,186
                                                                    ---------
            Total                                                   7,610,186
            Less current maturity of long-term debt                 6,000,000
                                                                    ---------
            Long-term debt                                          1,610,186

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   RESEARCH AND LICENSE AGREEMENTS

            Under the terms of the Company's agreement with ELP prior to the Acquisition, the Company provided, and was reimbursed for, research and development activities conducted on behalf of Encysive, L.P..

            The Company also receives reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline, plc ("GSK") (Note 11), Schering-Plough LTD. and Schering-Plough Corporation (collectively "Schering-Plough") and Revotar (Note 10).

      Mitsubishi-Pharma Agreement

            Encysive has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. ("Mitsubishi") to license Mitsubishi's rights and technology relating to Argatroban and to license Mitsubishi's own proprietary technology developed with respect to Argatroban (the "Mitsubishi Agreement"). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2003, the Company had paid Mitsubishi approximately $483,000 in royalty payments under the Mitsubishi Agreement. The Company has also paid Mitsubishi a $500,000 milestone payment under the Mitsubishi Agreement, and no additional milestone payments are payable to Mitsubishi under the Mitsubishi Agreement. Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above-described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. If the Mitsubishi Agreement is terminated, the Company would lose all rights to Argatroban including its right to receive revenues from the sale of Argatroban. Under the Mitsubishi Agreement, Encysive has access to a formulation patent granted in 1993, which expires in 2012 and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired. During 2000, Encysive signed an additional agreement with Mitsubishi that provides Encysive with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. The Company began enrolling patients in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which was being recognized as revenues over the expected development period, and accordingly, revenues in years 2002 and 2001 include approximately $382,000 and $274,000, respectively, related to such milestone payment. In light of a lack of a positive overall efficacy trend and the high risk and high costs associated with stroke trials, management determined that it was unlikely that the Company would proceed independently with a full Phase III program and, accordingly, recognized the remaining deferred revenue related to the milestone payment from Mitsubishi during 2003. License fees, milestones and grants in year 2003 includes $1,145,000 related to the milestone payment from Mitsubishi. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

            Mitsubishi further agreed to supply the Company with its requirements of bulk Argatroban throughout the term of the Mitsubishi Agreement for the Company's clinical testing and commercial sales of Argatroban in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of Argatroban, Mitsubishi and Encysive have agreed to discuss in good faith the means by which, and the party to whom, Argatroban production technology will be transferred. The transferee may be a person or entity other than the Company. At present, Mitsubishi is the only manufacturer of Argatroban. See Note 11.

            In exchange for the license to the Genentech, Inc. (the "Former Licensor") Argatroban technology, the Company issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application ("NDA") with the FDA for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with heparin-induced thrombocytopenia ("HIT"). The value of $965,000 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in each of the years 2003, 2002 and 2001 was $105,000 per year and will be approximately $105,000 annually in future periods. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expires on October 9, 2004. Encysive has also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

            During the third quarter of 1997, the Company sublicensed certain rights to Argatroban to GSK. In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in research and development expense, to pay an additional royalty to Mitsubishi, beginning January 1, 2002 and to provide access to certain Argatroban clinical data to Mitsubishi in certain circumstances. In certain circumstances, Mitsubishi and Encysive will share equally in all upfront payments and royalties should Mitsubishi use Encysive's regulatory documents and data for registration in certain territories. See Note 11.

      Schering-Plough Research Collaboration and License Agreement

            On June 30, 2000, Encysive and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. The primary focus of the collaboration will be to discover orally available VLA-4 antagonists as treatments for asthma.

            Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from Encysive's library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. Encysive will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough is supporting research at Encysive and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to funding research costs, Schering-Plough paid Encysive an aggregate of $4 million in upfront license fees and milestone payments, and will pay the Company additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. The Company is not currently developing the second integrin antagonist. Schering-Plough will also pay the Company royalties on product sales resulting from the agreement. The upfront license fee is being amortized into revenue over the expected development period, and the Company recognized $382,000, $366,000 and $456,000 of the license fee as revenues in years 2003, 2002 and 2001, respectively. Total payments to Encysive for both programs, excluding royalties, could reach $87.0 million. As of December 31, 2003, the Company had received approximately $11.8 million in research payments from Schering-Plough under the agreement. Schering-Plough can terminate the research program upon 180 days written notice to the Company. If the agreement is terminated, Encysive will lose Schering-Plough's funding for the research costs in addition to development milestones and royalties on product sales resulting from the agreement.

            In June 2002, the Company achieved a milestone under the Schering-Plough agreement as a result of the nomination of an initial candidate for Schering-Plough's further development. This milestone payment will be recognized into revenue over the expected development period, and approximately $179,000 and $104,000 was recognized as revenue during 2003 and 2002, respectively.

(10)  FOREIGN SUBSIDIARY

            During the third quarter 2000, Encysive formed Revotar to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company's selectin antagonist compounds as well as rights to certain other Encysive research technology. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. The Company has exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. The Company's license agreement with Revotar provides that the Company will receive royalties from Revotar based on sales of products by Revotar or its licensees, and in certain events, the Company will receive a portion of royalties, license fees and milestones received by Revotar from its licensees, if any. Revotar will also receive royalties on sales of products by the Company and its licensees.

            Revotar received approximately $5 million in funding from three German venture capital funds. The Company retains ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into Encysive's consolidated financial statements. Since the development and commercialization rights contributed

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company's equity in the originally contributed assets by the minority stockholders is included with the minority interest in Revotar on the consolidated balance sheets at December 31, 2003 and 2002. The minority interest in Revotar at December 31, 2003 and December 31, 2002, was $1,383,000 and $2,608,000, respectively. The Company's consolidated net loss for the years ended December 31, 2003, 2002 and 2001 was reduced $1,225,000, $1,225,000 and $749,000, respectively, by the Revotar minority stockholders' approximately 45% interest in Revotar's losses.

(11)  COMMERCIALIZATION AGREEMENT

            In connection with Encysive's development and commercialization of Argatroban, in August 1997, Encysive entered into a Product Development, License and CoPromotion Agreement with GSK (the "GSK Agreement") whereby GSK was granted exclusive rights to work with Encysive in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK's agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to Encysive and to the rights of Encysive to co-promote these products through its own sales force in certain circumstances. As of December 31, 2003, the Company had received approximately $10.7 million in royalty payments from GSK under the GSK Agreement. Encysive will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that Encysive must use its own sales force to commercialize any such indications. Any indications which Encysive elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by Encysive as a result of the agreement.

            At present, Mitsubishi is the only manufacturer of Argatroban, and has entered into the Mitsubishi Supply Agreement with GSK to supply Argatroban in bulk in order to meet GSK and Encysive's needs under the GSK Agreement. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology to GSK. If GSK cannot commence manufacturing of Argatroban or alternate sources of supply are unavailable or uneconomic, the Company's results of operations would be materially and adversely affected.

            The GSK Agreement generally terminates on a country by country basis upon the earlier of the termination of Encysive's rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country by country basis by giving Encysive at least three months written notice at any time before GSK first markets products in that country based on a reasonable determination by GSK that the commercial profile of the product in question would not justify continued development in that country. GSK has similar rights to terminate the GSK Agreement on a country by country basis after marketing has commenced. In addition, either party may terminate the GSK Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent. If the GSK Agreement is terminated, the Company would no longer receive royalties from GSK's sales of Argatroban.

            In connection with the execution of the GSK Agreement, GSK purchased 176,992 shares of Encysive's Common Stock for $1.0 million and additional 400,000 shares of Common Stock for $2.0 million in connection with the secondary public offering, which closed on October 1, 1997.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  401(K) PLAN

            The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 60% of their compensation, with a maximum of $12,000 per employee in 2003. The Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 for each dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001. The Compensation Committee approved matching contributions on the catch-up contribution made by employees 50 years of age or older by the end of the plan year and the 401(k) plan was amended effective January 1, 2002. Total cost of the employer match was $161,000, $197,000 and $158,000 in 2003, 2002 and 2001, respectively.

(13)  COMMITMENTS AND CONTINGENCIES

      (a)   Employment agreements

            The Company has entered into employment agreements with certain officers and key employees. Additionally, the Company has signed agreements with eleven of its officers to provide certain benefits in the event of a "change of control" as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to twelve months to three years of annual base salary and annual bonus, if any. The base salary and annual bonus portion of the agreements would aggregate approximately $5.7 million at the current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of twelve months to three years and reimbursement of certain legal expenses in conjunction with the agreements.

      (b)   Lease Agreements

            In April 2002, the Company leased a facility in Bellaire, Texas, that houses the Company's administrative, marketing, clinical development and regulatory staff. Under the terms of the lease, which expires on July 31, 2005, the Company is obligated to pay for base rent, related building services and parking. The Company has the right to extend the term of this lease agreement under the same terms and conditions to December 31, 2005, upon notice to the lessor. The Company could be subject to additional charges for related building services in years 2003 and thereafter, based upon increases in actual building costs, not to exceed six percent annually.

            In December 2003, the Company agreed to extend the term of its lease on the laboratory facility in Houston, Texas to December 31, 2007. The Company also leases parking spaces at the facility established rate. The lease includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours, which are subject to annual adjustments based on the local consumer price index.

            Revotar, the Company's majority-owned subsidiary, leases a 10,700 square foot office and laboratory facility in Berlin, Germany. The lease expires on September 2, 2006. Under the terms of the lease, base rent will increase at three percent per year on the anniversary date of the lease. In addition to the base rent and parking, the Company is obligated to pay for related building services. The charge for related building services is subject to annual adjustments, based upon actual increases in costs, up to six percent per year. Since amounts payable under the lease agreement are denominated in Euros, the Company's actual expense may vary, depending upon variations in foreign exchange rates.

            For the years ended December 31, 2003, 2002 and 2001, rent and related building services totaled approximately $1,700,000, $1,600,000 and $1,200,000, respectively.

            At December 31, 2003, the Company's minimum aggregate commitments under long-term, non-cancelable operating leases are as follows ($ in thousands):

        2004..............................................     $       1,704
        2005..............................................             1,592
        2006..............................................             1,337
        2007..............................................             1,149
                                                               -------------
                                                               $       5,782
                                                               =============

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (c)   Foreign Currency Exchange Risk

            The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

            The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company had an intercompany receivable from its German subsidiary at December 31, 2003; however this amount was denominated in U.S. dollars and was not exposed to exchange risk. The Company contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, the currencies of these countries have not fluctuated materially. Through December 31, 2003, management has not deemed it cost effective to engage in a program of hedging the effect of foreign currency fluctuations on the Company's operating results using derivative financial instruments. At December 31, 2003, Revotar had entered into a foreign-exchange forward contract with a bank to mitigate the effect of foreign currency fluctuations on approximately $1.2 million in future loan payments from Encysive.

      (d)   Other Contingencies

            Under the terms of one of the Company's contracts with a third party service provider, the Company could be obligated to pay a termination fee in the event that the Company elects to terminate the project prior to completion. The amount of the termination fee declines as work is completed under the contract, and in any event would not exceed $600,000.

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

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

            The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31, 2003
                                   -----------------------------------------------------------------------
                                      QUARTER ENDED      QUARTER ENDED      QUARTER ENDED    QUARTER ENDED
                                        MARCH 31            JUNE 30         SEPTEMBER 30      DECEMBER 31
                                        --------            -------         ------------      -----------
            Total revenues          $     3,216          $    2,228          $    3,413        $    2,700
            Operating loss          $    (5,543)         $  (14,697)         $   (8,013)       $  (9,493)
            Net loss                $    (4,980)         $  (14,120)         $   (7,481)       $  (8,712)
                                    ============        ============        ============      ===========
            Net loss per share data:

                 Basic and diluted  $     (0.11)         $    (0.32)         $    (0.17)       $   (0.19)

                                                         YEAR ENDED DECEMBER 31, 2002
                                   -----------------------------------------------------------------------
                                      QUARTER ENDED      QUARTER ENDED      QUARTER ENDED    QUARTER ENDED
                                        MARCH 31            JUNE 30         SEPTEMBER 30      DECEMBER 31
                                        --------            -------         ------------      -----------
            Total revenues          $     2,593          $    2,626          $    2,405        $    2,809
            Operating loss          $    (7,774)         $   (7,057)         $   (6,760)       $  (5,575)
            Net loss                $    (6,750)         $   (6,221)         $   (5,840)       $  (4,658)
                                    ============        ============        ============      ===========
            Net loss per share data:

                 Basic and diluted  $     (0.15)         $    (0.14)         $    (0.13)       $   (0.11)

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
                  reference to Exhibit 3.1 to the Company's Form 10 (Commission
                  File No. 000-20117) effective June 26, 1992 (as amended)).

   3.2      --    Amendment to the Certificate of Incorporation dated November
                  30, 1993 (incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q (Commission File No. 000-20117) filed with the Commission on November 14, 1994).

   3.3      --    Amendment to the Certificate of Incorporation dated May 20,
                  1994 (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q (Commission File No. 000-20117) filed with the Commission on November 14, 1994).

   3.4      --    Certificate of Amendment of Certificate of Incorporation dated
                  May 3, 1996 (incorporated by reference to Exhibit 3.6 to the
                  Company's Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

   3.5      --    Amended and Restated By-laws of Encysive Pharmaceuticals Inc.
                  adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company's Form 10-Q (Commission File No.
                  000-20117) for the quarter ended September 30, 1996).

   3.6      --    Amendment to Article II of By-laws adopted June 29, 2000
                  (incorporated by reference to Exhibit 3.8 to the Company's
                  Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).

   3.7      --    Certificate of Designations, Preferences, Limitations and
                  Relative Rights of The Series A Junior Participating Preferred
                  Stock of Encysive Pharmaceuticals Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-A (Commission
                  File No. 000-20117) filed with the Commission on January 3,
                  2002).

   3.8      --    Amendment to Certificate of Incorporation dated May 16, 2003
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Quarterly Report on From 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2003 filed with the Commission on August 13, 2003.

   4.1      --    Rights Agreement, dated as of January 2, 2002, between
                  Encysive Pharmaceuticals Inc. and The Bank of New York, as
                  Rights Agent, including exhibits thereto. (incorporated by reference to Exhibit 1 to the Company's Form 8-A (Commission
                  File No. 000-20117) filed with the Commission on January 3,
                  2002).

   4.2      --    Form of Rights Certificate (incorporated by reference to
                  Exhibit 3 to the Company's Form 8-A (Commission File No.
                  000-20117) filed with the Commission on January 3, 2002).

  10.1      --    Consulting Agreement with John M. Pietruski dated January 1,
                  1992 (incorporated by reference to Exhibit 10.6 to the Company's Form 10 (Commission File No. 000-20117) effective
                  June 26, 1992 (as amended)).

  10.2      --    Sixth amendment dated January 1, 2003 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.2 to the Company's 10-K (Commission
                  File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

  10.3      --    Termination Agreement between Encysive Pharmaceuticals Inc.
                  and Bruce D. Given, M.D. dated March 21, 2003 (incorporated by reference to Exhibit 10.5 to the Company's 10-K (Commission
                  File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

  10.4      --    Termination Agreement between Encysive Pharmaceuticals Inc.
                  and Richard A. F. Dixon dated March 17, 2003 (incorporated by reference to Exhibit 10.6 to the Company's 10-K (Commission
                  File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

  10.5      --    Termination Agreement between Encysive Pharmaceuticals Inc.
                  and Stephen L. Mueller dated March 20, 2003 (incorporated by reference to Exhibit 10.7 to the Company's 10-K (Commission
                  File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

  10.6      --    Form of Termination Agreement between Encysive Pharmaceuticals
                  Inc. and Tom Brock, Heather Giles, Pam Mabry, Dan Thompson, and Patrick Ward (incorporated by reference to Exhibit 10.8 to the Company's 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

  10.7      --    Termination Agreement dated as of September 10, 2003 made by and between Encysive Pharmaceuticals Inc. and Terrance C.
                  Coyne, M.D. incorporated by reference to exhibit 99.2 to Report on Form 8-K (Commission File no. 000-20117) dated
                  September 11, 2003.

  10.8      --    Termination Agreement dated as of June 2, 2003 made by and between Encysive Pharmaceuticals Inc. and Derek J. Maetzold, incorporated by reference to exhibit 99.3 to Report on Form
                  8-K (Commission File no. 000-20117) dated September 11, 2003.

  10.9      --    Form of Indemnification Agreement between Encysive
                  Pharmaceuticals Inc. and its officers and directors dated
                  March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2001 filed with the Commission on March 29, 2002).

  10.10     --    Amended and Restated 1990 Incentive Stock Option Plan
                  (incorporated by reference to Exhibit 10.33 to the Company's
                  Form 10-K (Commission File No. 000-20117) for the year ended
                  December 31, 1994).

  10.11     --    Amended and Restated 1992 Incentive Stock Option Plan (as of
                  March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

  10.12     --    Amended and Restated Stock Option Plan for Non-Employee
                  Directors (incorporated by reference to Exhibit 10.39 to the Company's Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

  10.13     --    1995 Stock Option Plan (incorporated by reference to Exhibit
                  10.40 to the Company's Form 10-Q (Commission File No.
                  000-20117) for the quarter ended June 30, 1995).

  10.14     --    Amendment to the 1995 Stock Option Plan of Encysive
                  Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q
                  (Commission File No. 000-20117) for the quarter ended June 30,
                  1997 filed with the Commission on August 14, 1997).

  10.15     --    Amended and Restated 1995 Non-Employee Director Stock Option
                  Plan (as amended by the Board of Directors on June 30, 1996)
                  (incorporated by reference to Exhibit 10.55 to the Company's
                  Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

  10.16     --    Amendment to the 1995 Non-Employee Director Stock Option Plan
                  of Encysive Pharmaceuticals Inc. dated March 4, 1997
                  (incorporated by reference to Exhibit 10.63 to the Company's
                  Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997 filed with the Commission on August 14,
                  1997).

  10.17     --    Amendment to Amended and Restated 1995 Non-Employee Director
                  Stock Option Plan, dated March 6, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 (Commission File No. 333-41864) filed with the commission on July 20, 2000).

 10.18      --    Amendment to the Encysive Pharmaceuticals Inc. Amended and
                  Restated 1995 Non-Employee Director Stock Option Plan
                  (incorporated herein by reference to Appendix B of the Proxy
                  Statement on Schedule 14A (Commission File No. 000-20117) filed April 14, 2003).

  10.19     --    Encysive Pharmaceuticals Inc. 1999 Stock Incentive Plan
                  (incorporated by reference to Exhibit 10.71 to the Company's
                  Form 10-Q (Commission File No. 000-20117) for the Quarter
                  ended March 31, 1999 filed with the Commission on May 14,
                  1999)

  10.20     --    Amendment to the 1999 Stock Incentive Plan adopted on March
                  13, 2001 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File
                  No. 333-72468) filed with the commission on October 30, 2001).

  10.21     --    Amendment to the Encysive Pharmaceuticals Inc. Amended and
                  Restated 1999 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Proxy Statement on Schedule 14A
                  (Commission File No. 000-20117) filed April 14, 2003).

  10.22     --    Lease Agreement dated, February 24, 1995 between Encysive
                  Pharmaceuticals Inc. and Doctors Center, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K
                  (Commission File No. 000-20117) for the year ended December
                  31, 1994)

  10.23     --    Third Amendment to Lease Agreement dated January 1, 2003
                  between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the Company's 10-K (Commission File No.
                  000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

  10.24     --    Lease Agreement dated February 20, 2002 between Encysive
                  Pharmaceuticals Inc. and FRM West Loop Associates #6, LTD
                  (incorporated by reference to Exhibit 10.22 to the Company's
                  10-K (Commission File No. 000-20117) for the year ended
                  December 31, 2002 filed with the Commission on March 28,
                  2003).

  10.25*    --    Sublicense and License Agreement dated May 27, 1993 between
                  Company and Genentech, Inc., together with exhibits
                  (incorporated by reference to Exhibit 10.17 to the Company's
                  Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1993 and incorporated by reference to Exhibit
                  10.17 to the Company's Form 10-Q/A-1 (Commission File No.
                  0-20117) for the quarter ended June 30, 1993)

  10.26     --    Agreement between Mitsubishi Chemical Corporation, Encysive
                  Pharmaceuticals Inc. and SmithKline Beecham plc dated August
                  5, 1997 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

  10.27*    --    Product Development License and Co-Promotion Agreement between
                  Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated
                  August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

  10.28*    --    Amended and Restated License and Research Development
                  Agreement dated January 24, 2003 between Revotar
                  Biopharmaceuticals AG and Encysive Pharmaceuticals Inc.
                  (incorporated by reference to Exhibit 10.28 to the Company's
                  10-K (Commission File No. 000-20117) for the year ended
                  December 31, 2002 filed with the Commission on March 28,
                  2003).

  10.29*    --    Research Collaboration and License Agreement by and between
                  Encysive Pharmaceuticals Inc. and Schering-Plough LTD. dated
                  June 30, 2000. (incorporated by reference to Exhibit 99.8 to the Company's Quarterly Report on Form 10-Q (Commission File
                  No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).

  10.30*    --    Research Collaboration and License Agreement by and between
                  Encysive Pharmaceuticals Inc. and Schering Corporation dated
                  June 30, 2000. (incorporated by reference to Exhibit 99.9 to the Company's Quarterly Report on Form 10-Q (Commission File
                  No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).

  10.31 Purchase and Sale Agreement dated as of April 22, 2003, made by and between Encysive Pharmaceuticals Inc., TBC-ET, Inc., ICOS Corporation, ICOS-ET-LP LLC, ICOS-ET-GP LLC, and ICOS Technology Services LLC (incorporated by reference to Exhibit
                  99.2 to the Company's Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on April 23,
                  2003).

  10.32 Secured Promissory Note of Encysive Pharmaceuticals Inc. dated as of April 22, 2003, in the principal amount of $6,000,000 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on April 23, 2003).

  21.1+     --    Subsidiaries of the Registrant

  23.1+     --    Independent Auditors' Consent of KPMG LLP, Houston, Texas

  31.1+     --    Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) and Rule 15d-14(a), promulgated under the Securities
                  Exchange Act of 1934, as amended.

  31.2+     --    Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) and Rule 15d-14(a), promulgated under the Securities
                  Exchange Act of 1934, as amended.

  32.1+     --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2+     --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+     Filed herewith