Form 10-Q
period 2004-03-31
ENCYSIVE PHARMACEUTICALS INC
filed 2004-05-04
CIK 887023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 2004

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

                    Class                   Outstanding at April 21, 2004
                    -----                   -----------------------------

       Common stock, $0.005 par value                  52,797,260

                          ENCYSIVE PHARMACEUTICALS INC.

                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
Part I.    Financial Information

           Item 1:   Financial Statements  (Unaudited)

           Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003      1

           Consolidated Statements of Operations and Comprehensive Loss for the
           three months ended March 31, 2004 and 2003                                  2

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2004 and 2003                                                     3

           Notes to Consolidated Financial Statements                                  4

           Item 2:   Management's Discussion And Analysis Of
                     Financial Condition And Results Of Operations                    11

           Item 3:   Quantitative And Qualitative Disclosures
                     About Market Risk                                                19

           Item 4:   Controls And Procedures                                          20


Part II.   Other Information

           Item 1:   Legal Proceedings                                                21

           Item 2:   Changes In Securities, Use Of Proceeds and
                     Issuer Purchases of Equity Securities                            21

           Item 3:   Defaults Upon Senior Securities                                  21

           Item 4:   Submission Of Matters To A Vote Of Security Holders              21

           Item 5:   Other Information                                                21

           Item 6:   Exhibits And Reports On Form 8-K                                 21


SIGNATURES                                                                            22

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        MARCH 31,        DECEMBER 31,
                                                                                           2004             2003
                                                                                        ---------        -----------
ASSETS

Current assets:
       Cash and cash equivalents                                                        $  42,581        $  65,302
       Short-term investments                                                              26,098           11,218
       Short-term investments pledged as collateral for letter of credit                       --            7,011
       Accounts receivable                                                                  1,845            1,834
       Other current receivables                                                              211              712
       Prepaids                                                                             1,488              727
                                                                                        ---------        ---------
           Total current assets                                                            72,223           86,804

Long-term investments                                                                       2,969            1,957
Equipment and leasehold improvements, net                                                   5,005            4,980
Intangible and other assets, net of accumulated amortization of $395 and $368                 631              657
                                                                                        ---------        ---------
           Total assets                                                                 $  80,828        $  94,398
                                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                 $   3,666        $   2,404
       Accrued expenses                                                                     5,693            5,904
       Deferred revenue                                                                       561              561
       Current maturity on long-term debt                                                      --            6,000
                                                                                        ---------        ---------
           Total current liabilities                                                        9,920           14,869

Deferred revenue                                                                            1,540            1,680
Long-term debt, less current maturity                                                       1,571            1,610
Minority interest in Revotar                                                                1,189            1,383

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share.  5,000,000 shares
           authorized, none issued or outstanding                                              --               --
       Common stock, par value $.005 per share.  At March 31, 2004
           75,000,000 shares authorized; 52,931,860 shares issued,
           52,718,860 shares outstanding.  At December 31, 2003,
           75,000,000 shares authorized; 52,457,167 shares issued,
           52,244,167 shares outstanding                                                      265              262
       Additional paid-in capital                                                         262,513          259,761
       Deferred compensation expense                                                         (146)            (185)
       Treasury stock, 213,000 shares                                                      (1,602)          (1,602)
       Accumulated other comprehensive income                                                 157               78
       Accumulated deficit                                                               (194,579)        (183,458)
                                                                                        ---------        ---------
           Total stockholders' equity                                                      66,608           74,856
                                                                                        ---------        ---------
           Total liabilities and stockholders' equity                                   $  80,828        $  94,398
                                                                                        =========        =========

           See accompanying notes to consolidated financial statements

       ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE LOSS
           ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                         (UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------
                                                                          2004                2003
                                                                      ------------        ------------
Revenues:
      Research agreements                                             $        761        $        742
      Collaborative research and development
          from Encysive, L.P.                                                   --                 664
      Royalty income, net                                                    1,792               1,148
      License fees, milestones and grants                                      282                 662
                                                                      ------------        ------------
          Total revenues                                                     2,835               3,216
                                                                      ------------        ------------

Expenses:
      Research and development                                              12,015               4,219
      Equity in loss of Encysive, L.P.                                          --               2,386
      General and administrative                                             2,485               2,154
                                                                      ------------        ------------
          Total expenses                                                    14,500               8,759
                                                                      ------------        ------------

          Operating loss                                                   (11,665)             (5,543)

Investment income, net                                                         350                 373
                                                                      ------------        ------------
          Loss before minority interest                                    (11,315)             (5,170)

Minority interest in loss of Revotar                                           194                 190
                                                                      ------------        ------------

      Net loss                                                             (11,121)             (4,980)

Other comprehensive income:
      Unrealized gain on foreign currency translation                           79                  61
                                                                      ------------        ------------

          Comprehensive loss                                          $    (11,042)       $     (4,919)
                                                                      ============        ============

Net loss per common share-basic and diluted                           $      (0.21)       $      (0.11)
                                                                      ============        ============

Weighted average common shares used to compute
      basic and diluted net loss per share                              52,178,130          43,945,274
                                                                      ============        ============


           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------
                                                                                 2004                    2003
                                                                               --------                --------
Cash flows from operating activities:
   Net loss                                                                    $(11,121)               $ (4,980)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                                              243                     263
         Equity in loss of Encysive, L.P.                                            --                   2,386
         Minority interest in loss of Revotar                                      (194)                   (190)
         Expenses paid with stock                                                   201                     325
         Stock-based compensation expense                                            67                      16
         Loss on disposition of fixed assets                                          3                      --
    Change in operating assets and liabilities:
         Interest receivable included in short-term
             and long-term investments                                              119                     218
         Accounts receivable                                                        (11)                    (40)
         Prepaids                                                                  (761)                   (753)
         Other current receivables                                                  498                     384
         Receivable from Encysive, L.P.                                              --                    (861)
         Accounts payable and accrued expenses                                    1,147                  (1,601)
         Payable to Encysive, L.P.                                                   --                  (2,675)
         Deferred revenue from unrelated parties                                   (140)                   (232)
         Deferred revenue from related party                                         --                    (136)
                                                                               --------                --------
    Net cash used in operating activities                                        (9,949)                 (7,876)
                                                                               --------                --------

Cash flows from investing activities:
   Purchases of equipment and leasehold improvements                               (275)                    (56)
   Purchases of investments                                                     (13,000)                 (8,307)
   Maturity of investments                                                        4,000                  22,048
                                                                               --------                --------
    Net cash (used in) provided by investing activities                          (9,275)                 13,685
                                                                               --------                --------

Cash flows from financing activities:
   Proceeds from sale of common stock and option and
       warrant exercises, net                                                     2,526                      --
   Repayment of long-term debt                                                   (6,000)                     --
                                                                               --------                --------
    Net cash used in financing activities                                        (3,474)                     --

Effect of exchange rate changes on cash                                             (23)                     (7)
                                                                               --------                --------
    Net (decrease) increase in cash and cash equivalents                        (22,721)                  5,802

Cash and cash equivalents at beginning of period                                 65,302                  21,228
                                                                               --------                --------

Cash and cash equivalents at end of period                                     $ 42,581                $ 27,030
                                                                               ========                ========

Supplemental schedule of noncash financing activities:
   Stock-based compensation expense                                            $     67                 $     16
   Issuance of Common Stock for expenses                                            201                      325
   Interest paid                                                                     39                       --

        See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2004 (UNAUDITED)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company" or "Encysive") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2004.

(2)    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       (a) Organization

           Encysive is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds

           The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company's first FDA approved product, for which it receives royalty income, Argatroban, began during November 2000.

       (b) Basis of Consolidation

           The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. ("IPI"), a California Corporation, Encysive, L.P. ("ELP"), a Delaware limited partnership, and EP-ET, LLP, a Delaware limited partnership, and its majority controlled subsidiary, Revotar Biopharmaceuticals AG ("Revotar"), a German corporation. All material intercompany balances and transactions have been eliminated.

       (c) Stock-Based Compensation

           At March 31, 2004, the Company has six stock-based compensation plans for employees and non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company's results of operations for the three month periods ended March 31, 2004 and 2003 included $67,000 and $16,000, respectively, in stock-based compensation expense, arising from the grant of shares of restricted common stock to employees, and to the recognition of deferred compensation expense arising from the grant of stock options in March 2003, to certain employees which were subject to the approval of stockholders of an amendment to increase the authorized shares in the 1999 plan. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (amounts in thousands, except for per share data).

                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
                                                  2004            2003
                                                ---------       --------
       Net loss, as reported                    $ (11,121)      $ (4,980)
                                                =========       ========

       Add:    Stock-based employee
               compensation expense
               included in reported
               net loss                                67             16

       Deduct: Total stock-based
               employee compensation
               expense determined
               under fair value method
               for all awards                        (604)        (1,162)
                                                ---------       --------
       Pro forma net loss                       $ (11,658)      $ (6,126)
                                                =========       ========

       Loss per share:
               As reported, basic and diluted   $   (0.21)      $  (0.11)
               Pro forma, basic and diluted     $   (0.22)      $  (0.14)

           The per-share weighted average fair value of stock options granted during the three-month periods ended March 31, 2004 and 2003 was $5.99 and $0.52, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                     Three Months Ended
                                                          March 31,
                                                 -------------------------
                                                   2004            2003
                                                 --------        ---------
       Expected dividend yield                      0.0%            0.0%
       Risk-free interest rate                      2.6%            2.5%
       Expected volatility                         74.5%           71.9%
       Expected life in years                       4.79            4.24

(3)    CAPITAL STOCK

       The Company has reserved Common Stock for issuance as of March 31, 2004 as follows:

       Stock option plans...................................     6,187,834
       Warrants outstanding.................................       142,858
                                                                 ---------
             Total shares reserved..........................     6,330,692
                                                                 =========

         The Company has submitted a proposal to its stockholders to increase the number of authorized shares in its 1999 plan by 2 million shares for consideration at its annual meeting of stockholders scheduled to occur on May 11, 2004.

         At March 31, 2004, the Company's only outstanding warrant is a warrant to purchase 142,858 shares issued to Genentech in 1997. The Genentech warrant expires in October 2004, and has an exercise price of $14.00 per share.

(4)      CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM
         INVESTMENTS

         Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with original maturities of less than one year and greater than three months at the purchase date. Long-term investments consist of debt securities with a remaining maturity of one to four years. The Company classifies all short-term and long-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term and long-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline were other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. The Company has classified as restricted, cash deposited with a bank as security for certain foreign exchange futures contracts. Composition of cash and investments was as follows ($ in thousands):

                                                 March 31, 2004   December 31, 2003
                                                 --------------   -----------------
Cash and cash equivalents:
     Demand and money market accounts              $    1,080        $    1,043
     Corporate commercial paper                        41,501            64,259
                                                   ----------        ----------
Total cash and cash equivalents                    $   42,581        $   65,302
                                                   ==========        ==========

Investments at March 31, 2004 and December 31, 2003 were as follows ($ in thousands):

                                                                As of March 31, 2004
                                                 --------------------------------------------------
                                                                Gross         Gross       Estimated
       Short-term investments                    Amortized    Unrealized    Unrealized      Fair
       Held-to-maturity                             Cost        Gains         Losses        Value
       ----------------                          ---------    ----------    ----------    ---------
       U.S. Government agency securities         $   1,000    $    --       $    --       $   1,000

       Corporate commercial paper and
       loan participations                          21,058           12           (10)       21,060

       Corporate debt securities                     4,040           14          --           4,054
                                                 ---------    ---------     ---------     ---------

       Total short-term
       held-to-maturity investments              $  26,098    $      26     $     (10)    $  26,114
                                                 =========    =========     =========     =========

                                                                As of March 31, 2004
                                                 --------------------------------------------------
                                                                Gross         Gross       Estimated
       Long-term investments                     Amortized    Unrealized    Unrealized      Fair
       Held-to-maturity                             Cost        Gains         Losses        Value
       ----------------                          ---------    ----------    ----------    ---------
       U.S. Government agency securities         $   2,006    $    --       $      (5)    $   2,001

       Corporate commercial paper and
       loan participations                             963           31          --             994
                                                 ---------    ---------     ---------     ---------
       Total long-term
       held-to-maturity investments              $   2,969    $      31     $      (5)    $   2,995
                                                 =========    =========     =========     =========

                                                               As of December 31, 2003
                                                 --------------------------------------------------
                                                                Gross         Gross       Estimated
       Short-term investments                    Amortized    Unrealized    Unrealized      Fair
       Held-to-maturity                             Cost        Gains         Losses        Value
       ----------------                          ---------    ----------    ----------    ---------
       U.S. Government agency securities         $   2,010    $    --       $      (9)    $   2,001

       Corporate commercial paper                   10,057           19            (2)       10,074

       Corporate debt securities                     6,162         --             (61)        6,101
                                                 ---------    ---------     ---------     ---------

       Total short-term
       held-to-maturity investments              $  18,229    $      19     $     (72)    $  18,176
                                                 =========    =========     =========     =========

                                                               As of December 31, 2003
                                                 --------------------------------------------------
                                                                Gross         Gross       Estimated
       Long-term investments                     Amortized    Unrealized    Unrealized      Fair
       Held-to-maturity                             Cost        Gains         Losses        Value
       ----------------                          ---------    ----------    ----------    ---------
       Corporate commercial paper                $     956    $      36     $    --       $     992

       Corporate debt securities                     1,001         --              (1)        1,000
                                                 ---------    ---------     ---------     ---------

       Total long-term
       held-to-maturity investments              $   1,957    $      36     $      (1)    $   1,992
                                                 =========    =========     =========     =========

(5)      NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2004 and 2003, the weighted average common shares used to compute basic and diluted net loss per common share totaled 52,178,130 and 43,945,274 shares, respectively. Securities convertible into Common Stock comprised of stock options, warrants and unvested shares of restricted common stock totaling 5,423,117 and 5,637,230 shares at March 31, 2004 and 2003, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

(6)      INCOME TAXES

     The Company did not incur tax expense during the three month periods ended March 31, 2004 and 2003, due to operating losses and the related increase in the valuation allowance.

(7)    ENTITY-WIDE GEOGRAPHIC DATA

       The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations ($ in thousands):


                                       MARCH 31, 2004    DECEMBER 31, 2003
                                       --------------    -----------------
     Long-lived assets:
        United States                     $   4,419          $   4,327
        Germany                               1,217              1,310
                                          ---------          ---------
     Total                                $   5,636          $   5,637
                                          =========          =========

         The following table summarizes the Company's revenues in different geographic locations ($ in thousands):

                                         THREE MONTHS ENDED MARCH 31,
                                         -----------------------------
                                           2004                2003
                                         ---------           ---------
     Revenues:
        United States                    $   2,693           $   2,933
        Germany                                142                 283
                                         ---------           ---------
     Total                               $   2,835           $   3,216
                                         =========           =========

         The Company's revenues are primarily derived from several entities each of whom represent a significant percentage of total revenues. The following table summarizes the Company's sources of revenues from its principal entities ($ in thousands):

                                         THREE MONTHS ENDED MARCH 31,
                                         -----------------------------
                                            2004                2003
                                         ---------           ---------
     Entities:
          GSK                            $   1,792           $   1,148
          Schering-Plough                      901                 882
          Encysive, L.P.                        --                 811
          Other                                142                 375
                                         ---------           ---------
     Total                               $   2,835               3,216
                                         =========           =========

(8)    FOREIGN SUBSIDIARY

       The Company owns approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into its consolidated financial statements. The minority interest in Revotar at March 31, 2004 and December 31, 2003, was $1,189,000 and $1,383,000, respectively. The
Company's consolidated net loss for the three-month periods ended March 31, 2004 and 2003 was reduced by $194,000 and $190,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses.

       Revotar has been awarded research grants from the German government, and earned approximately $142,000 and $283,000 during the three-month periods ended March 31, 2004 and 2003, respectively, which is included in license fees, milestones and grants.

       In addition to the research grants discussed above, Revotar has received grants from the German government to purchase certain research equipment, which are being recognized into income over the estimated useful life of the assets.

       The Company and the other stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment was approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years was seven percent, after which the interest rate will be reset to the U.S. prime rate plus 2.5% if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced approximately $2.7 million to Revotar as of March 31, 2004. During 2003, the minority shareholders of Revotar advanced approximately $1.5 million to Revotar. Revotar's management has informed the Company that they anticipate Revotar will borrow the remaining commitment from the Company of approximately $0.7 million in the second quarter of 2004. The loan from the Company is denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment.

(9)      LONG-TERM DEBT

         The Company was a party to a note arising from its acquisition of the partnership interest of ICOS in ELP in April 2003. The note required a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the note accrued interest at a rate which approximated the three-month London interbank offering rate for U.S. Dollars ("LIBOR") plus 1.5%. The Company's obligations under the note were secured with an irrevocable standby letter of credit, for which the Company pledged marketable securities with an amortized cost of $7,011,000. On March 31, 2004, the Company prepaid its remaining $6,000,000 obligation under the note plus accrued interest of $38,000.

         As of March 31, 2004, the minority shareholders of Revotar advanced approximately $1.5 million to Revotar, see Note 8.

(10)   COMMITMENTS AND CONTINGENCIES

       (a) Foreign Currency Exchange Risk

           The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

           The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included unrealized gains of $79,000 and $61,000, respectively, in its comprehensive loss for the three-month periods ended March 31, 2004 and 2003, respectively. The Company had an intercompany receivable from its German subsidiary at March 31, 2004 and December 31, 2003; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. Loans by the Company to Revotar are denominated in U.S. dollars. To mitigate the risk of fluctuations in foreign currency exchange rates, Revotar entered into a forward contract with a bank to fix the exchange rate at which it will borrow the remaining loan commitment. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially.

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

ITEM 2.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                    OVERVIEW

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under the "Cautionary Note Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this discussion after the date of this report.

       Encysive is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA-approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, that is marketed by GlaxoSmithKline plc, also referred to as GSK. Our lead drug candidate, Thelin(TM), is an endothelin receptor antagonist in Phase III clinical trials for the treatment of pulmonary arterial hypertension, also referred to as PAH. In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist, and bimosiamose, being developed by our majority-owned German affiliate, Revotar.

Thelin(TM)

         Thelin(TM) is being developed as a treatment for PAH, a life-threatening disease characterized by the constriction of blood vessels leading to the lungs. This constriction leads to very high blood pressure in the pulmonary arteries as the heart struggles to pump blood to the lungs. PAH patients suffer from extreme shortness of breath and, as the disease progresses, are less able to perform the daily activities of living. Over time, PAH leads to right ventricular failure (heart failure) and death. PAH may be a primary condition, perhaps caused by genetic factors, or secondary to other diseases like autoimmune diseases (such as scleroderma or lupus), congenital heart disease, HIV infection or cirrhosis of the liver. PAH is an orphan disease (defined in the U.S. as a prevalence of less than 200,000 patients) that industry research analysts estimate to afflict approximately 80,000 to 100,000 individuals worldwide, many of whom are children and young women.

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

         STRIDE 2 is a 240-patient trial enrolling patients with Class II-IV PAH, as classified by the World Health Organization, or WHO, of primary or secondary causes. STRIDE 2 is of 18 weeks duration and tests two doses of Thelin(TM) (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized bosentan arm is included. A total of 50 to 70 centers worldwide will participate. The primary endpoint of STRIDE 2 is six-minute walk distance, and secondary endpoints include change in functional class, shortness of breath and the occurrence of clinical deterioration events. Our goal of completing enrollment in the pivotal trial by the end of Spring has not changed, although in order to achieve this goal, recruitment rates need to continue accelerating. Since there is no guarantee that this acceleration will continue, it is likely that we will need to recruit patients into the Summer months, possibly up to the end of the third quarter. Should that occur, we anticipate that the New Drug Application would be submitted to the Food and Drug Administration on or around the end of the first quarter in 2005.

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

Other Development Programs

         In addition to Thelin(TM) and Argatroban, we have a number of projects in clinical and preclinical development. TBC3711, a next generation ET(A) receptor antagonist, has completed Phase I clinical development for the treatment of PAH. TBC3711 is more selective and more potent than Thelin(TM).

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

         We have entered into a worldwide research collaboration and license agreement with Schering-Plough Corporation and Schering-Plough LTD, collectively referred to as Schering-Plough, to discover, develop and commercialize VLA-4 antagonists. Schering-Plough is in the final stages of pre-clinical development with TBC4746, an oral VLA-4 antagonist. If this work is successful, the next development step would be to initiate studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. Additionally, Schering-Plough has also funded research on a follow-on compound pursuant to the research agreement and such funding will most likely end on June 30, 2004.

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

         Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At March 31, 2004, remaining deferred revenue was approximately $2.1 million, of which we expect to recognize approximately $0.6 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

Stock Options

         We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") in accounting for our stock option plans and apply FASB Statement No. 123, "Accounting for Stock-Based Compensation," and related interpretations ("FAS 123") in reporting for our stock option plans. APB 25 utilizes the "intrinsic value" of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the "measurement date" which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our Common Stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees. The pro forma effect of recognizing the fair value of stock option grants to employees on our consolidated results of operations is discussed in Note 2(c), Stock Based Compensation.

Drug Manufacturing and Packaging

         Costs arising from the manufacturing and packaging of drug product which is intended for use in clinical trials are recognized as incurred and included in research and development expenses.

                              RESULTS OF OPERATIONS

         The preparation of financial statements in conformity with accounting principles generally accepted in the USA requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $194.6 million from the date of our inception to March 31, 2004. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" in our Annual Report on Form 10-K for the year ended December 31, 2003.

         In April 2003, we acquired the interest of ICOS Corporation in ELP in a transaction also referred to as the Acquisition. Of the $10 million purchase price, $4 million was paid at closing, and the remaining $6 million was subject to the terms of a note to ICOS which required a $4 million payment in April 2004 and a $2 million payment in October 2004. The Company prepaid its remaining $6 million obligation under the note on March 31, 2004.

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

                THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

REVENUES

         Royalty income increased $0.6 million in the three months ended March 31, 2004, compared with the three months ended March 31, 2003, due to higher net sales of Argatroban in the current year period. As discussed above, the operating results of ELP are included in our operating results and, accordingly, collaborative research and development from Encysive, L.P. and certain license fee and milestone revenues have been eliminated in consolidation. Total revenues decreased $0.4 million to $2.8 million from $3.2 million in the three months ended March 31, 2004 as compared with the three months ended March 31, 2003, primarily due to the effect of consolidating the results of Encysive, L.P. in the current year period.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expense in the three months ended March 31, 2004 of $12.0 million included approximately $7.4 million in expenses related to the Thelin(TM) development program, primarily consisting of clinical trials costs. We believe research and development expenses throughout the remainder of 2004 will continue to be higher than in the comparable 2003 periods, due to the anticipated costs of Thelin(TM) development. All of Thelin(TM) development costs in the three months ended March 31, 2003 are reported as "Equity in Loss of Encysive, L.P." Research and development expenses unrelated to the Thelin(TM) development program of $4.6 million were comparable to research and development expenses of $4.2 million in the three months ended March 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense in the three months ended March 31, 2004 and 2003 was $2.5 million and $2.2 million, respectively. The increase in general and administrative expense in the current period is primarily due to costs associated with our preparation for the future commercialization of Thelin(TM) if it receives regulatory approval. We believe general and administrative expense throughout the remainder of 2004 will continue to be higher than in the comparable 2003 periods, due to costs of preparing for the commercialization of Thelin(TM) in anticipation of receiving regulatory approval.

TOTAL OPERATING EXPENSE

         Total operating expense in the three months ended March 31, 2004 increased $5.7 million compared to the three months ended March 31, 2003. As discussed above, we believe that operating expense in the remainder of 2004 will continue to be higher than the comparable 2003 periods, primarily due to costs associated with the Thelin(TM) development and commercialization.

OPERATING LOSS

         Operating loss in the three months ended March 31, 2004 increased $6.2 million compared with the three months ended March 31, 2003, primarily due to the costs associated with the Thelin(TM) program, discussed above.

INVESTMENT INCOME

         Investment income in the three months ended March 31, 2004 declined $23,000 compared to the three months ended March 31, 2003. The decline is primarily due to lower market interest rates during the current year periods.

                         LIQUIDITY AND CAPITAL RESOURCES

         We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban.

         Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $71.6 million at March 31, 2004, compared with $85.5 million at December 31, 2003. We used $9.9 million in cash in operating activities, during the three months ended March 31, 2004, compared to $7.9 million during the three months ended March 31, 2003. The primary operating uses of cash in the 2004 and 2003 periods were to fund our general operating expenses and the ongoing research and development programs conducted by Encysive, Revotar and ELP, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.

         Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investing activities when marketable securities mature, and the resulting cash is utilized, primarily to fund operating activities. Cash used in investing activities during the three months ended March 31, 2004 primarily was comprised of the investment of funds received from our public offering of common stock in December 2003, and purchases of equipment. Cash provided by investing activities during the three months ended March 31, 2003 was primarily comprised of the maturity of investments, the proceeds of which were used to fund operating activities.

         Cash used in financing activities of $3.5 million during the three months ended March 31, 2004 included a payment of $6 million to ICOS to repay a note arising from our acquisition of their partnership interest of ELP, partially offset by approximately $2.5 million in proceeds from the exercise of employee stock options.

Material Commitments

         Our material contractual obligations are comprised of (i) amounts borrowed by Revotar from its minority shareholders (see Note 8), (ii) obligations under our operating lease agreements and (iii) a contigent obligation to pay the other party of a research agreement a termination fee in the event that we elect to terminate the project prior to completion.

         As of March 31, 2004, the Company had contractual obligations as follows ($ in thousands):

                                                      Less than       1-3          4-5       After 5
         Contractual Obligations          Total         1 year       years        years       years
         -----------------------          -----         ------       -----        -----       -----
           Long-term debt                 $ 1,571          ---          ---      $ 1,571        ---
           Operating leases                 5,782      $ 1,704      $ 4,078          ---        ---
           Purchase obligations               600          600          ---          ---        ---
                                          -------      -------      -------       ------      -----
           Total                          $ 7,953      $ 2,304      $ 4,078      $ 1,571        ---

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

         For a number of reasons discussed elsewhere in this Form 10-Q, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See also "Additional Risk Factors" in Item 1 "Business" in our Annual Report on Form 10-K for the year ended December 31, 2003, and "Longer-Term Outlook," below.

         These expectations are based upon various assumptions, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among these risks, trends and uncertainties are timing and cost of our clinical trials, attainment of research and clinical goals and milestones of product candidates, and sales levels of Argatroban. We have assumed that sales trends of Argatroban over the previous year will continue. While we do not sell Argatroban, our revenues include a royalty from GSK, which is based on sales and will, accordingly, vary with sales. Our actual royalty revenues could vary from our assumptions to the extent that the actual sales of Argatroban differ from assumed levels.

         Projected revenues contain continued amortization of deferred license fees and milestones previously received from Schering-Plough which are being deferred over the estimated development period of the respective compound or program. We periodically review our estimates of development periods, and actual recognized revenues could increase or decrease to the extent that we decrease or increase our estimated development periods. Since we believe that Schering-Plough will most likely not extend the research agreement, we have not assumed research agreement revenues from Schering-Plough beyond June 30, 2004.

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

Longer-Term Outlook

         We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other interrelated diseases of the vascular endothelium. We anticipate that our operating expenses will increase in subsequent years because:

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

         o If Thelin(TM) receives regulatory approval, we will incur significant commercialization expenses.

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

         In 2002, the stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced approximately $2.7 million to Revotar as of March 31, 2004, and we expect to advance an additional $0.7 million to Revotar during the second quarter of 2004. We believe that Revotar's existing funds, the remaining commitment under the loan agreement and proceeds under German government scientific grants will be sufficient to fund Revotar into the first quarter of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. Revotar is actively seeking a partner or partners to develop the inhaled indications of bimosiamose.

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

         You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our Common Stock, you should be aware that the occurrence of any of the contingent factors described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and described under "Additional Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 could substantially harm our business, results of operations and financial condition. Upon the occurrence of any of these events, the trading price of our Common Stock could decline, and you could lose all or part of your investment.

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

         We have a majority-owned affiliate in Berlin, Germany and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this affiliate are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially. At March 31, 2004, Revotar had a foreign-exchange forward contract with a bank to mitigate the effect of foreign currency fluctuations on approximately $0.7 million in future loan payments from us.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         One report on Form 8-K was filed during the quarter ended March 31, 2004. A report on Form 8-K was filed on February 19, 2004 regarding the Company's full year 2003 results.

     EXHIBIT NO.             DESCRIPTION
     -----------             -----------

       31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ENCYSIVE PHARMACEUTICALS INC.

                                   MAY 3, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd day of May, 2004.

                                          ENCYSIVE PHARMACEUTICALS INC.


                                          By: /s/  Bruce D. Given, M.D.
                                              ----------------------------------
                                          Bruce D. Given, M.D.
                                          President and Chief Executive Officer




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
                                          Accounting Officer)

                                INDEX TO EXHIBITS



     EXHIBIT NO.             DESCRIPTION
     -----------             -----------

       31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.