Form 10-Q
period 2004-06-30
ENCYSIVE PHARMACEUTICALS INC
filed 2004-07-29
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes   X    No  ___
    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No  ___
    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, exclusive of treasury shares, as of the latest practicable date.

                Class                     Outstanding at July 20, 2004
                -----                     ----------------------------
   Common stock, $0.005 par value                  53,030,738

                          ENCYSIVE PHARMACEUTICALS INC.

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
Part I.    Financial Information

           Item 1:   Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003            1

           Consolidated Statements of Operations and Comprehensive Loss for the
           three and six months ended June 30, 2004 and 2003                                2

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2004 and 2003                                                           3

           Notes to Consolidated Financial Statements                                       4

           Item 2:   Management's Discussion And Analysis Of
                     Financial Condition And Results Of Operations                         10

           Item 3:   Quantitative And Qualitative Disclosures
                     About Market Risk                                                     20

           Item 4:   Controls And Procedures                                               20

Part II.   Other Information

           Item 1:   Legal Proceedings                                                     21

           Item 2:   Changes In Securities, Use Of Proceeds and
                     Issuer Purchases of Equity Securities                                 21

           Item 3:   Defaults Upon Senior Securities                                       21

           Item 4:   Submission Of Matters To A Vote Of Security Holders                   21

           Item 5:   Other Information                                                     21

           Item 6:   Exhibits And Reports On Form 8-K                                      22

SIGNATURES                                                                                 23

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                 JUNE 30,       DECEMBER 31,
ASSETS                                                                                             2004             2003
------                                                                                             ----             ----
Current assets:
          Cash and cash equivalents                                                             $  26,529       $  65,302
          Short-term investments                                                                   32,064          11,218
          Short-term investments pledged as collateral for letter of credit                            --           7,011
          Accounts receivable                                                                       2,059           1,834
          Other current receivables                                                                   291             712
          Prepaids                                                                                  1,051             727
                                                                                                ---------       ---------
                 Total current assets                                                              61,994          86,804

Long-term investments                                                                               2,006           1,957
Equipment and leasehold improvements, net                                                           4,897           4,980
Intangible and other assets, net of accumulated amortization of $421 and $368                         604             657
                                                                                                ---------       ---------
                 Total assets                                                                   $  69,501       $  94,398
                                                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                                                      $   3,653       $   2,404
          Accrued expenses                                                                          5,693           5,904
          Deferred revenue                                                                            561             561
          Current maturity on long-term debt                                                           --           6,000
                                                                                                ---------       ---------
                 Total current liabilities                                                          9,907          14,869

Deferred revenue                                                                                    1,399           1,680
Long-term debt, less current maturity                                                               1,557           1,610
Minority interest in Revotar                                                                        1,085           1,383

Commitments and contingencies

Stockholders' equity:
          Preferred stock, par value $.005 per share.  5,000,000 shares
                 authorized, none issued or outstanding                                                --              --
          Common stock, par value $.005 per share.  At June 30, 2004
                 75,000,000 shares authorized; 53,234,825 shares issued, 53,021,825 shares outstanding.  At December 31, 2003, 75,000,000 shares authorized;
                 52,457,167 shares issued, 52,244,167 shares outstanding                              266             262
          Additional paid-in capital                                                              263,677         259,761
          Deferred compensation expense                                                              (245)           (185)
          Treasury stock, 213,000 shares                                                           (1,602)         (1,602)
          Accumulated other comprehensive income                                                      342              78
          Accumulated deficit                                                                    (206,885)       (183,458)
                                                                                                ---------       ---------
                 Total stockholders' equity                                                        55,553          74,856
                                                                                                ---------       ---------
                 Total liabilities and stockholders' equity                                     $  69,501       $  94,398
                                                                                                =========       =========

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------          -------------------------
                                                                  2004              2003             2004              2003
                                                                  ----              ----             ----              ----
Revenues:
        Research agreements                                  $       761       $       742       $     1,522       $     1,484
        Collaborative research and development from
               Encysive, L.P.                                         --                --                --               664
        Royalty income, net                                        1,960             1,113             3,752             2,260
        License fees, milestones and grants                          669               373               951             1,036
                                                             -----------       -----------       -----------       -----------
               Total revenues                                      3,390             2,228             6,225             5,444
                                                             -----------       -----------       -----------       -----------
Expenses:
        Research and development                                  13,193             6,304            25,208            10,523
        Equity in loss of Encysive, L.P.                              --                --                --             2,386
        Purchase of in-process research and development               --             8,363                --             8,363
        General and administrative                                 2,742             2,258             5,227             4,412
                                                             -----------       -----------       -----------       -----------
               Total expenses                                     15,935            16,925            30,435            25,684
                                                             -----------       -----------       -----------       -----------
               Operating loss                                    (12,545)          (14,697)          (24,210)          (20,240)

Investment income, net                                               135               264               485               637
                                                             -----------       -----------       -----------       -----------
               Loss before minority interest                     (12,410)          (14,433)          (23,725)          (19,603)

Minority interest in loss of Revotar                                 104               313               298               503
                                                             -----------       -----------       -----------       -----------
        Net loss                                                 (12,306)          (14,120)          (23,427)          (19,100)

Other comprehensive income:
        Unrealized gain on foreign currency translation              185               106               264               167
                                                             -----------       -----------       -----------       -----------
               Comprehensive loss                            $   (12,121)      $   (14,014)      $   (23,163)      $   (18,933)
                                                             ===========       ===========       ===========       ===========
Net loss per common share-
        basic and diluted                                    $     (0.23)      $     (0.32)      $     (0.45)      $     (0.44)
                                                             ===========       ===========       ===========       ===========
Weighted average common shares used to
        compute basic and diluted net loss per share          52,549,921        43,763,903        52,364,026        43,744,573
                                                             ===========       ===========       ===========       ===========

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                       2004           2003
                                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $(23,427)      $(19,100)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                                                  548            522
           Equity in loss of Encysive, L.P.                                                --          2,386
           Purchase of in-process research and development                                 --          8,363
           Minority interest in loss of Revotar                                          (298)          (503)
           Expenses paid with stock                                                       535            341
           Stock-based compensation expense                                               160             91
           Loss on disposition of fixed assets                                              5             --
      Change in operating assets and liabilities:
           Interest receivable included in short-term and long-term investments            71            211
           Accounts receivable                                                           (224)           (56)
           Prepaids                                                                      (324)          (163)
           Other current receivables                                                      418            271
           Receivable from Encysive, L.P.                                                  --            393
           Accounts payable and accrued expenses                                        1,141            302
           Payable to Encysive, L.P.                                                       --         (5,051)
           Deferred revenue from unrelated parties                                       (280)          (463)
           Deferred revenue from related party                                             --           (135)
                                                                                     --------       --------
            Net cash used in operating activities                                     (21,675)       (12,591)
                                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of equipment and leasehold improvements                                    (460)          (114)
    Grant received for purchases of equipment                                              --            185
    Purchase of in-process research and development                                        --         (4,000)
    Purchases of investments                                                          (25,924)        (9,756)
    Maturity of investments                                                            11,969         30,578
                                                                                     --------       --------
            Net cash (used in) provided by investing activities                       (14,415)        16,893
                                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and option and
      warrant exercises, net                                                            3,165            126
    Repayment of long-term debt                                                        (6,000)            --
                                                                                     --------       --------
            Net cash (used in) provided by financing activities                        (2,835)           126

Effect of exchange rate changes on cash                                                   152             42
                                                                                     --------       --------
            Net (decrease) increase in cash and cash equivalents                      (38,773)         4,470

Cash and cash equivalents at beginning of period                                       65,302         21,228
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $ 26,529       $ 25,698
                                                                                     ========       ========
Supplemental schedule of noncash financing activities:
    Stock-based compensation expense                                                 $    160       $     91
    Issuance of Common Stock for expenses                                                 535            341
    Interest paid                                                                          39             --

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2004 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company" or "Encysive") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2004.

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

            The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company's first FDA-approved product, for which it receives royalty income, Argatroban, began during November 2000.

      (b) Basis of Consolidation

            The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. ("IPI"), a California corporation, Encysive, L.P. ("ELP"), a Delaware limited partnership, EP-ET, LLP, a Delaware limited partnership, Encysive
      (UK) Limited, a private company located in the United Kingdom (UK), and its majority controlled subsidiary, Revotar Biopharmaceuticals AG ("Revotar"), a German corporation. All material intercompany balances and transactions have been eliminated.

      (c) Stock-Based Compensation

            At June 30, 2004, the Company has six stock-based compensation plans for employees and non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's results of operations for the three-month periods ended June 30, 2004 and 2003, and the six-month periods ended June 30, 2004 and 2003, included $93,000 and $75,000, respectively, and $160,000 and $91,000, respectively, in stock-based compensation expense arising from the grant of shares of restricted common stock to employees and the recognition of deferred compensation expense arising from the grant of stock options in March

      2003 to certain employees, which were subject to the approval of stockholders of an amendment to increase the authorized shares in the 1999 plan. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (dollars in thousands, except for per share data).

                                              Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                                     --------                   --------
                                               2004           2003         2004          2003
                                               ----           ----         ----          ----
     Net loss, as reported                   $(12,306)     $(14,120)     $(23,427)    $(19,100)

     Add:  Stock-based employee
           compensation expense
           included in reported
           Net loss                                93            75          160            91

     Deduct:  Total stock-based
           employee compensation
           expense determined
           under fair value method
           for all awards                        (984)         (760)       (1,588)      (1,874)
                                             --------      --------      --------     --------
     Pro forma net loss                      $(13,197)     $(14,805)     $(24,855)    $(20,883)
                                             ========      ========      ========     ========

     Loss per share:
           As reported, basic and
           diluted                           $  (0.23)     $  (0.32)     $  (0.45)    $  (0.44)
           Pro forma, basic and diluted      $  (0.25)     $  (0.34)     $  (0.47)    $  (0.48)

            The per-share weighted average fair value of stock options granted during the three-month periods ended June 30, 2004 and 2003, was $5.98 and $1.71, respectively, and in the six-month periods ended June 30, 2004 and 2003 was $5.99 and $0.76, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                         --------              --------
                                     2004        2003      2004        2003
                                     ----        ----      ----        ----
       Expected dividend yield        0.0%        0.0%      0.0%       0.0%
       Risk-free interest rate        3.9%        2.6%      2.8%       2.5%
       Expected volatility           70.7%       79.8%     73.9%      73.4%
       Expected life in years         5.10        5.50      4.84       4.49

(3)   CAPITAL STOCK

      The Company has reserved Common Stock for issuance as of June 30, 2004, as follows:

           Stock option plans......................          7,910,423
           Warrants outstanding....................            142,858
                                                           -----------
                 Total shares reserved.............          8,053,281

      At June 30, 2004, the Company's only outstanding warrant is a warrant to purchase 142,858 shares issued to Genentech in 1997. The Genentech warrant expires in October 2004 and has an exercise price of $14.00 per share.

(4)   CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

      Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with original maturities of less than one year and greater than three months at the purchase date. Long-term investments consist of debt securities with a remaining maturity of one to four years. The Company classifies all short-term and long-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term and long-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. The Company has classified as restricted, cash deposited with a bank as security for certain foreign exchange futures contracts. Composition of cash and investments was as follows (dollars in thousands):

                                         June 30, 2004      December 31, 2003
                                         -------------      -----------------
Cash and cash equivalents:
     Demand and money market accounts       $  1,447            $   1,043
     Corporate commercial paper               25,082               64,259
                                            --------            ---------
Total cash and cash equivalents             $ 26,529            $  65,302
                                            ========            =========


Investments at June 30, 2004, and December 31, 2003, were as follows (dollars in thousands):

                                                            As of June 30, 2004
                                                            -------------------
                                                            Gross          Gross        Estimated
       Short-term investments              Amortized     Unrealized      Unrealized        Fair
       Held-to-maturity                       Cost         Gains           Losses         Value
       ----------------                       ----         -----           ------         -----
       Corporate commercial paper and
       loan participations                   $27,981         $ 36          $ (35)        $27,982

       Corporate debt securities               4,083           --            (72)          4,011
                                             -------         ----          -----         -------
       Total short-term
       held-to-maturity investments          $32,064         $ 36          $(107)        $31,993
                                             =======         ====          =====         =======

                                                             As of June 30, 2004
                                                             -------------------
                                                            Gross             Gross      Estimated
       Long-term investments                  Amortized   Unrealized       Unrealized      Fair
       Held-to-maturity                          Cost       Gains            Losses        Value
       ----------------                          ----       -----            ------        -----
       U.S. Government agency securities
                                               $2,006        $ --            $(20)         $1,986
                                               ------        ----            ----          ------
       Total long-term
       held-to-maturity investments            $2,006        $ --            $(20)         $1,986
                                               ======        ====            ====          ======

                                                            As of December 31, 2003
                                                            -----------------------
                                                              Gross        Gross      Estimated
       Short-term investments                 Amortized    Unrealized    Unrealized     Fair
       Held-to-maturity                          Cost         Gains        Losses       Value
       ----------------                          ----         -----        ------       -----
       U.S. Government agency securities        $ 2,010       $ --         $  (9)      $ 2,001

       Corporate commercial paper                10,057         19            (2)       10,074

       Corporate debt securities                  6,162         --           (61)        6,101
                                                -------       ----         -----       -------
       Total short-term
       held-to-maturity investments             $18,229       $ 19         $ (72)      $18,176
                                                =======       ====         =====       =======

                                                         As of December 31, 2003
                                                         -----------------------
                                                           Gross           Gross       Estimated
       Long-term investments               Amortized     Unrealized      Unrealized       Fair
       Held-to-maturity                       Cost         Gains           Losses         Value
       ----------------                       ----         -----           ------         -----
       Corporate commercial paper             $  956         $ 36           $ --         $  992

       Corporate debt securities               1,001           --             (1)         1,000
                                              ------         ----           ----         ------
       Total long-term
       held-to-maturity investments           $1,957         $ 36           $ (1)        $1,992
                                              ======         ====           ====         ======

(5)   NET LOSS PER COMMON SHARE

      Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three- and six-month periods ended June 30, 2004, the weighted average common shares used to compute basic and diluted net loss per common share totaled 52,549,921 and 52,364,026, respectively. For the three- and six-month periods ended June 30, 2003, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,763,903 and 43,744,573, respectively. Securities convertible into Common Stock comprised of stock options, warrants and unvested shares of restricted common stock totaling 5,362,912 and 5,844,884 shares at June 30, 2004 and 2003, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

(6)   INCOME TAXES

      The Company did not incur tax expense (benefit) during the three- and six-month periods ended June 30, 2004 and 2003, due to operating losses and the related increase in the valuation allowance.

(7)      ENTITY-WIDE GEOGRAPHIC DATA

       The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations (dollars in thousands):

                                      JUNE 30, 2004    DECEMBER 31, 2003
                                      -------------    -----------------
     Long-lived assets:
        United States                     $ 4,403          $ 4,327
        Germany                             1,098            1,310
                                          -------          -------
     Total                                $ 5,501          $ 5,637
                                          =======          =======

      The following table summarizes the Company's revenues in different geographic locations (dollars in thousands):

                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                ------------------                 ----------------
                        JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004    JUNE 30, 2003
                        -------------     -------------     -------------    -------------
     Revenues:
        United States        $ 2,860         $ 2,086            $ 5,553         $ 5,019
        Germany                  530             142                672             425
                             -------         -------            -------         -------
     Total                   $ 3,390         $ 2,228            $ 6,225         $ 5,444
                             =======         =======            =======         =======

      The Company's revenues are primarily derived from several entities, each of whom represents a significant percentage of total revenues. The following table summarizes the Company's sources of revenues from its principal entities (dollars in thousands):

                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                 ------------------             ----------------
                          JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004  JUNE 30, 2003
                          -------------   -------------   -------------  -------------
     Entities:
        GSK                    $ 1,960       $ 1,113           $ 3,752      $ 2,261
        Schering-Plough            900           882             1,801        1,764
        Encysive, L.P.              --            --                --          811
        Other                      530           233               672          608
                               -------       -------           -------      -------
     Total                     $ 3,390       $ 2,228           $ 6,225      $ 5,444
                               =======       =======           =======      =======

(8)   FOREIGN SUBSIDIARY

      The Company owns approximately 55 percent of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into its consolidated financial statements. The minority interest in Revotar at June 30, 2004, and December 31, 2003, was $1,085,000 and $1,383,000, respectively. The
Company's consolidated net loss for the three-month periods ended June 30, 2004 and 2003, was reduced by $104,000 and $313,000, respectively, and for the six-month periods ended June 30, 2004 and 2003, by $298,000 and $503,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses.

      Revotar has received research grants from the German government and earned approximately $530,000 and $142,000 during the three-month periods ended June 30, 2004 and 2003, respectively, which is included in license fees, milestones and grants. During the six-month periods ended June 30, 2004 and 2003 Revotar received grants of $672,000 and $425,000, respectively.

      In addition to the research grants discussed above, Revotar has received grants from the German government to purchase certain research equipment, which are being recognized in income over the estimated useful life of the assets.

      The Company and the other stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment was approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years was seven percent, after which the interest rate will be reset to the U.S. prime rate plus
2.5 percent if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced approximately $3.4 million to Revotar as of June 30, 2004. During 2003, the minority shareholders of Revotar advanced approximately $1.5 million to Revotar. The loan from the Company is denominated in U.S. dollars and is eliminated in consolidation. Neither Encysive nor the minority shareholders have any obligation to advance additional funds to Revotar.

(9)   LONG-TERM DEBT

      The Company was a party to a note arising from its acquisition of the partnership interest of ICOS Corporation in ELP in April 2003. The note required a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the note accrued interest at a rate which approximated the three-month London interbank offering rate for U.S. dollars ("LIBOR") plus 1.5 percent. The Company's obligations under the note were secured with an irrevocable standby letter of credit for which the Company pledged marketable securities with an amortized cost of $7,011,000. On March 31, 2004, the Company prepaid its remaining $6,000,000 obligation under the note plus accrued interest of $38,000.

      As of June 30, 2004, Revotar owes its minority shareholders approximately $1.6 million (see Note 8).

(10)  COMMITMENTS AND CONTINGENCIES

      (a) Foreign Currency Exchange Risk

            The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

            The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included unrealized gains of $185,000 and $106,000, respectively, in its comprehensive loss for the three-month periods ended June 30, 2004 and 2003, respectively, and unrealized gains of $264,000 and $167,000, respectively, in the six-month periods ended June 30, 2004 and 2003. The Company had an intercompany receivable from its German subsidiary at June 30, 2004, and December 31, 2003; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. Loans by the Company to Revotar are denominated in U.S. dollars. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially.

      (b) Other contingencies

            Like other biopharmaceutical companies, the Company is subject to other contingencies, including legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, and product liability. The Company may be involved in legal actions from time to time. The Company has used various substances in its research and development that have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear.

ITEM 2.

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2004, AND JUNE 30, 2003

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

      Encysive is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA-approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, ("HIT"), which is marketed by GlaxoSmithKline plc, ("GSK"). Our lead drug candidate, Thelin(TM) (sitaxsentan sodium) is an endothelin receptor antagonist in Phase III clinical trials for the treatment of pulmonary arterial hypertension ("PAH"). In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist, and bimosiamose, being developed by our majority-owned German affiliate, Revotar.

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

      In 2002, we successfully completed and announced results of our Sitaxsentan To Relieve ImpaireD Exercise in Pulmonary Arterial Hypertension ("STRIDE") 1 Phase IIb/III pivotal study in PAH with Thelin(TM). We have initiated and are currently enrolling a Phase III pivotal clinical trial, STRIDE
2. In June 2003, we received a Special Protocol Assessment ("SPA"), which is a binding written agreement between a clinical trial sponsor and the FDA on the design of pivotal trials, confirming that, if successful, the STRIDE 2 trial results, together with the results from STRIDE 1 and planned supportive trials, will be sufficient for the submission to the FDA of Thelin(TM)'s New Drug Application ("NDA").

      STRIDE 2 is a 240-patient trial enrolling patients with Class II-IV PAH, as classified by the World Health Organization ("WHO"), of primary or secondary causes. STRIDE 2 is of 18 weeks duration and tests two doses of Thelin(TM) (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized bosentan arm is included. A total of 50 to 70 centers worldwide will participate. The primary endpoint of STRIDE 2 is six-minute walk distance, and secondary endpoints include change in functional class, shortness of breath and the occurrence of clinical deterioration events. We anticipate that we will complete patient enrollment during the third quarter, and we anticipate that the NDA will be submitted to the Food and Drug Administration on or around the end of the first quarter in 2005.

      In June 2004, we completed enrollment of patients in STRIDE-6, a randomized double-blind safety and efficacy study of Thelin(TM) in patients with PAH who have failed bosentan therapy. We expect top-line clinical data will be available in the fourth quarter of 2004. In July 2004, we announced that enrollment had closed in STRIDE-4, a Phase III, randomized, double-blind, placebo- controlled safety and efficacy study of Thelin(TM) treatments in patients with PAH.

      We have worldwide commercialization rights to Thelin(TM). Upon regulatory approval, we intend to commercialize Thelin(TM) in North America through our own specialty sales force. Although we had previously announced our intention to seek a marketing partner for the rest of the world, in June 2004, we announced our intention to reserve all marketing rights to Thelin(TM). We believe it is advantageous to allow the market to continue to grow globally before making a final decision on any marketing plans outside North America. While we are considering the option of marketing the product on our own worldwide, we intend to leave our options open and continually re-assess the situation as we move closer to commercialization.

Argatroban

      Argatroban, licensed from Mitsubishi Pharma Corporation ("Mitsubishi") and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing precutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and has Waxman Hatch market exclusivity in the U.S. until June 2005. A pediatric study is underway, which could prolong exclusivity in the U.S. to the end of 2005. In fiscal year 2003, Encysive earned royalties from the sales of Argatroban totaling $5.4 million and expects to earn royalties of $7.5 to $8.5 million in fiscal year 2004.

Other Development Programs

      In addition to Thelin(TM) and Argatroban, we have a number of projects in clinical and preclinical development. TBC3711, a next generation ET(A) receptor antagonist, has completed Phase I clinical development for the treatment of PAH. TBC3711 is more selective and more potent than Thelin(TM).

      Our majority-owned German affiliate, Revotar, is developing bimosiamose, a selectin antagonist discovered in Encysive's laboratories, which is designed to block inflammatory cells from leaving the vascular space to travel to tissue sites of inflammation. Revotar recently completed Phase IIa clinical trials evaluating the use of topical bimosiamose for the treatment of psoriasis and atopic dermatitis. An inhaled version of bimosiamose has completed a 12-patient proof-of-concept study in asthma that demonstrated a statistically significant improvement in the late asthmatic response, the same target addressed by inhaled steroid use in asthma. Revotar is seeking a licensing partner for inhaled bimosiamose.

       We have entered into a worldwide research collaboration and license agreement with Schering-Plough Corporation and Schering-Plough LTD (collectively "Schering-Plough"), to discover, develop and commercialize VLA-4 antagonists. Schering-Plough is in the final stages of pre-clinical development with

TBC4746, an oral VLA-4 antagonist. If this work is successful, the next development step would be to initiate studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. Additionally, Schering-Plough has also funded research on a follow-on compound pursuant to the research agreement and such funding ended on June 30, 2004.

Encysive's Research Programs

      Our research efforts are concentrated on targets within the vasculature, and the potential indications of our drug candidates include cardiovascular diseases and a potentially wide variety of inflammatory diseases involving two complementary sets of targets. The first set of targets relate to vascular G-protein coupled receptors ("GPCRs"). Historically, GPCRs have been some of the most amenable targets for developing commercially successful pharmaceuticals, such as beta-blockers, antihistamines, and most anti-psychotics and anti-depressants. Endothelin receptors, targeted by Thelin(TM) and TBC3711, are examples of GPCRs.

      Encysive also has developed expertise in pharmacologically intervening in the intravascular inflammatory cascade, representing a second set of intravascular targets. Bimosiamose and TBC4746 are examples of drug candidates that we designed to target two distinct steps in this cascade, the selectins and VLA-4, respectively. Some of the targets in this cascade are GPCRs. Thus, our focus on endothelial cell and related vascular biology has opened up a broad range of disease targets with high, unmet medical need.

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

      - We defer the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements that have completed the development stage are evaluated and either recognized into income when earned or amortized over a future period depending upon whether or not the Company continues to have obligations under the terms of the arrangement.

      - License fees received under the terms of licensing agreements for our intellectual property are similarly deferred and amortized into income over the estimated developmental period of the licensed item or items.

      - Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

      Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed. We periodically evaluate our estimates of remaining development periods and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At June 30, 2004, remaining deferred revenue was approximately $2.0 million, of which we expect to recognize approximately $0.6 million over the next twelve months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

Stock Options

      We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") in accounting for our stock option plans and apply FASB Statement No. 123, "Accounting for Stock-Based Compensation," and related interpretations ("FAS 123") in reporting for our stock option plans. APB 25 utilizes the "intrinsic value" of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock on the "measurement date," which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our Common Stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option, as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees. The pro forma effect of recognizing the fair value of stock option grants to employees on our consolidated results of operations is discussed in Note 2(c), Stock-Based Compensation.

Drug Manufacturing and Packaging

      Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses.

                              RESULTS OF OPERATIONS

      The preparation of financial statements in conformity with accounting principles generally accepted in the USA requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $206.4 million from the date of our inception to June 30, 2004. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" in our Annual Report on Form 10-K for the year ended December 31, 2003.

      In April 2003, we acquired the interest of ICOS Corporation in ELP in a transaction also referred to as the "Acquisition." Of the $10 million purchase price, $4 million was paid at closing and the remaining $6 million was subject to the terms of a note to ICOS, which required a $4 million payment in April 2004 and a $2 million payment in October 2004. The Company prepaid its remaining $6 million obligation under the note on March 31, 2004.

      From its inception in June 2000 through December 31, 2002, we and ICOS shared equally in the costs of ELP. ICOS informed us, however, that it had reached the conclusion that joint development of the endothelin receptor antagonist program through ELP should not continue. As a result, from January 2003 until the Acquisition, we agreed to be responsible for 100 percent of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition.

      From its inception in June 2000 through March 31, 2003, we accounted for our investment in ELP under the equity method. As a result of the Acquisition, we now include the accounts of ELP in our consolidated financial statements. The consolidation of ELP into our financial statements results in the elimination of the revenue item, "Collaborative research and development from Encysive, L.P.," and the expense item, "Equity in loss of Encysive, L.P.," from our financial statements and the inclusion of operating expenses of ELP in our operating expenses.

            THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

REVENUES

      Total revenues increased $1.2 million in the three months ended June 30, 2004, compared with the three months ended June 30, 2003. Of the increase, $0.8 million is due to increased royalties on sales of Argatroban by GSK. The remaining increase is primarily attributable to increased grant revenues at Revotar.

      Total revenues increased $0.8 million to $6.2 million in the six months ended June 30, 2004, from $5.4 million in the six months ended June 30, 2003. Royalties on sales of Argatroban by GSK increased $1.5 million due to higher sales in the current year period. Revenues in the six-months ended June 30, 2003, however, included $0.7 million of collaborative research and development from ELP. As discussed above, in the periods following the Acquisition, the operating results of ELP are included in our operating results and, accordingly, collaborative research and development from ELP and certain license fee and milestone revenues have been eliminated in consolidation. Revenues in the three- and six-month periods ended June 30, 2004, and June 30, 2003, included research funding from Schering-Plough; such funding ended on June 30, 2004.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development expense in the three-month period ended June 30, 2004, increased $6.9 million, compared with the three months ended June 30, 2003, primarily due to the costs associated with the ongoing Thelin(TM) development program. Thelin(TM) development costs increased $6.6 million in the current quarter, compared to the quarter ended June 30, 2003.

      Research and development expense in the six-month period ended June 30, 2004, increased $14.7 million, compared with the six months ended June 30, 2003, primarily due to expenses of the Thelin(TM) development program. Of the increase, $14.6 million is attributable to the Thelin(TM) development program.

      We anticipate that we will complete patient enrollment during the third quarter and anticipate that the NDA will be submitted to the FDA on or around the end of the first quarter of 2005. Accordingly, we expect research and development expenses for the remainder of 2004 to significantly exceed expenses incurred in the comparable prior-year periods.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expense in the three months ended June 30, 2004 and 2003, was $2.7 million and $2.3 million, respectively. In the six months ended June 30, 2004, general and administrative expense was $5.2 million, compared with $4.4 million in the six months ended June 30, 2003. The increase in general and administrative expense in the current year periods is primarily due to costs associated with our preparation for the future commercialization of Thelin(TM). We believe general and administrative expense throughout the remainder of 2004 will continue to be higher than in the comparable 2003 periods, due to costs of preparing for the commercialization of Thelin(TM) in anticipation of receiving regulatory approval.

EQUITY IN LOSS OF ENCYSIVE, L.P.

      As discussed above, prior to the Acquisition we accounted for our investment in Encysive, L.P. using the equity method, and recorded our share of its loss as "Equity in Loss of Encysive, L.P." In the periods following the Acquisition, the expenses of ELP are included in our consolidated results of operations.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

      The results of the three- and six-month periods ended June 30, 2003, included a charge of $8.4 million resulting from the Acquisition.

TOTAL OPERATING EXPENSE

      Total operating expense in the three months ended June 30, 2004, decreased $1.0 million compared to the three months ended June 30, 2003. As discussed above, however, the three months ended June 30, 2003, includes a charge of $8.4 million from the Acquisition. After taking the Acquisition into consideration, operating expenses in the three months ended June 30, 2004, increased $7.4 million, compared with the three months ended June 30, 2003.

      Total operating expenses in the six months ended June 30, 2004, increased $4.8 million compared with the six months ended June 30, 2003. After adjusting for the costs of the Acquisition, operating expenses increased $13.1 million in the six months ended June 30, 2004. The increase in the three- and six-month periods is attributable to costs associated with the Thelin(TM) development program. As discussed above, we believe that operating expense in the remainder of 2004 will continue to be higher than the comparable 2003 periods primarily due to costs associated with the Thelin(TM) development and commercialization.

OPERATING LOSS

      Operating loss in the three months ended June 30, 2004, decreased $2.2 million compared with the three months ended June 30, 2003; however, after taking the costs associated with the Acquisition into consideration, operating loss in the three months ended June 30, 2004, increased $6.2 million, primarily due to the costs associated with the Thelin(TM) program, discussed above, partially offset by higher revenues in the current year period.

      Operating loss in the six months ended June 30, 2004, increased $4.0 million compared to the six months ended June 30, 2003. After adjusting for the $8.4 million charge resulting from the Acquisition, operating loss in the six months ended June 30, 2004, increased $12.3 million. The increased loss is due to increased research and development costs related to the Thelin(TM) development program, partially offset by higher revenues in the current year period.

      As discussed above, we expect operating losses throughout the remainder of 2004 to exceed comparable periods in 2003 due to costs associated with the Thelin(TM) development and commercialization.

INVESTMENT INCOME

      Investment income in the three and six months ended June 30, 2004, declined $129,000 and $152,000, respectively, compared to the three and six months ended June 30, 2003. The decline is primarily due to lower market interest rates during the current year three- and six-month periods.

                         LIQUIDITY AND CAPITAL RESOURCES

      We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban.

      Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $60.6 million at June 30, 2004, compared with $85.5 million at December 31, 2003. We used $21.7 million in cash in operating activities, during the six months ended June 30, 2004, compared to $12.6 million during the six months ended June 30, 2003. The primary operating uses of cash in the 2004 and 2003 periods were to fund our general operating expenses and the ongoing research and development programs conducted by Encysive, Revotar and ELP, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.

      Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investing activities when marketable securities mature, and the resulting cash is utilized primarily to fund operating activities. Cash used in investing activities during the six months ended June 30, 2004, was primarily comprised of the investment of funds received from our public offering of common stock in December 2003 and purchases of equipment. Cash provided by investing activities during the six months ended June 30, 2003, was primarily comprised of the maturity of investments, the proceeds of which were used to fund operating activities.

      Cash used in financing activities of $2.8 million during the six months ended June 30, 2004, included a payment of $6.0 million to ICOS to repay a note arising from our acquisition of its partnership interest in ELP, partially offset by approximately $3.2 million in proceeds from the exercise of employee stock options.

Material Commitments

      Our material contractual obligations are comprised of (i) amounts borrowed by Revotar from its minority shareholders (see Note 8), (ii) obligations under our operating lease agreements and (iii) a contingent obligation to pay the other party of a research agreement a termination fee in the event that we elect to terminate the project prior to completion.

      As of June 30, 2004, the Company had contractual obligations as follows ($ in thousands):

                                                     Less than       1-3          4-5       After 5
         Contractual Obligations          Total        1 year       years        years       years
             Long-term debt             $   1,557           --     $  1,557          --         --
             Operating leases               4,822    $   1,581        3,241          --         --
             Purchase obligations             600          600           --          --         --
                                        ---------    ---------     --------      ------      -----
             Total                      $   6,979      $ 2,181     $  4,798          --         --

Outlook for 2004

      Previously, we had announced plans to license rights for marketing Thelin(TM) outside North America. In June 2004, we announced our intention to reserve all marketing rights to Thelin(TM). As a result of this change in strategy, we expect to incur additional development costs, including but not limited to costs associated with regulatory filings in countries outside North America. Additionally, during the first six months of 2004, we elected to accept patients beyond our original expectations in certain of the clinical trials and added additional human pharmacology studies. Our revised outlook for 2004 expenses, below, reflects such additional Thelin(TM) development costs.

      Royalty revenues during the first six months of 2004 have exceeded our original expectations, due to higher than expected sales of Argatroban by GSK. We have, accordingly, revised our expectation for royalty revenues to reflect more recent trends.

                                                       Original Outlook            Revised Outlook
                                                       ----------------            ---------------
      Royalties.................................    $6.7.to $7.6 million        $7.5 to $8.5 million
      Revenues (including royalties)............    $9.0.to $10.0 million       $10.0 to $11.0 million
      Expenses (net of Revotar minority
      interest).................................    $55.0 to $58.0 million      $64.0 to $67.0 million
      Investment income.........................    $0.8.to $1.0 million        $0.8 to $1.0 million
      Net loss..................................    $(46.0) to $(48.0) million  $(54.0) to $(57.0) million
      Cash and investments at year end..........    $32.0 to $34.0 million      $25.0 to $27.0 million

      For a number of reasons discussed elsewhere in this Form 10-Q, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See also "Additional Risk Factors" in Item 1 "Business" in our Annual Report on Form 10-K for the year ended December 31, 2003, and "Longer-Term Outlook," below.

      These expectations are based upon various assumptions, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among these risks, trends and uncertainties are timing and cost of our clinical trials, attainment of research and clinical goals and milestones of product candidates, and sales levels of Argatroban. Argatroban sales trends during the first six months of 2004 have been higher than we originally projected, accordingly we have assumed that recent sales trends of Argatroban over the previous year will continue. While we do not sell Argatroban, our revenues include a royalty from GSK, which is based on sales and will, accordingly, vary with sales. Our actual royalty revenues could vary from our assumptions to the extent that the actual sales of Argatroban differ from assumed levels.

      Projected revenues contain continued amortization of deferred license fees and milestones previously received from Schering-Plough, which are being deferred over the estimated development period of the respective compound or program. We periodically review our estimates of development periods and actual recognized revenues could increase or decrease to the extent that we increase or decrease our estimated development periods. Our original outlook assumed that funding under the Schering-Plough research agreement would end on June 30, 2004, and such funding has ended.

      Projected operating expenses are based upon our current expectations for the year. We have assumed additional staff necessary to prepare for regulatory filing in the U.S. as well as in the rest of the world. Increased projected operating expenses also reflect higher overall patient enrollment in some of the clinical and other supporting trials and additional human pharmacology studies of Thelin(TM) than was assumed in our original outlook. Our projected expenses also include basic research efforts on our other programs and levels of administrative support we believe to be necessary.

      Projected investment income assumes that the rate of return on invested funds of approximately two percent on an average of approximately $50 million in funds available for investment throughout the year.

      Cash and investments at year-end are projected based upon our projected sources and uses of cash during the year. In projecting our end of year cash and investment balances, we have not assumed additional financing or collaborative arrangements other than those in place at this time.

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

      We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in research and development, preclinical and clinical testing, and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. Estimates of our future capital requirements will depend on many factors, including:

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

      Subject to these factors, we anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements into the second quarter of 2005. Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings. Upon regulatory approval, we intend to commercialize Thelin(TM) in North America through our own specialty sales force. Although we had previously announced our intention to seek a marketing partner for the rest of the world, in June 2004 we announced our intention to reserve all marketing rights to Thelin(TM). We believe it is advantageous to allow the market to continue to grow globally before making a final decision on any marketing plans outside North America. While we are considering the option of marketing the product on our own worldwide, we intend to leave our options open and continually re-assess the situation as we move closer to commercialization.

      In 2002, the stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced approximately $3.4 million to Revotar as of June 30, 2004. Revotar's current shareholders have no obligation to advance additional funds to Revotar. We believe that Revotar's existing funds, and the remaining commitment under the loan agreement and proceeds under German government scientific grants, will be sufficient to fund Revotar into the first quarter of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. Revotar is actively seeking a partner, or partners, to develop the inhaled indications of bimosiamose.

Off-Balance Sheet Arrangements

      We do not engage in off-balance sheet financing arrangements.

                     IMPACT OF INFLATION AND CHANGING PRICES

      The pharmaceutical research industry is labor intensive and wages and related expenses increase in inflationary periods. The lease of space and related building services for the Houston facility contains a clause that escalates rent and related services each year based on the increase in building operating costs and the increase in the Houston Consumer Price Index, respectively. To date, inflation has not had a significant impact on our operations.

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

      You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our Common Stock, you should be aware that the occurrence of any of the contingent factors described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and described under "Additional Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, could substantially harm our business, results of operations and financial condition. Upon the occurrence of any of these events, the trading price of our Common Stock could decline and you could lose all or part of your investment.

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

      We have a majority-owned affiliate in Berlin, Germany, and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this affiliate are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 11, 2004, we held an annual meeting of our stockholders. The holders of 42,497,533 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

      (a) Election of Directors

            The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, or until their successors are duly elected and qualified:

                                             NUMBER OF VOTES     NUMBER OF VOTES
                    NAME OF NOMINEE             VOTED FOR            WITHHELD
                    ---------------             ---------            --------
        Ron J. Anderson, M.D. ..........        41,211,560          1,285,973
        Frank C. Carlucci...............        40,251,185          2,246,348
        Robert J. Cruikshank............        40,489,992          2,007,541
        Richard A. F. Dixon, Ph.D. .....        40,646,933          1,850,600
        Bruce D. Given, M.D. ...........        40,646,033          1,851,500
        Suzanne Oparil, M.D. ...........        40,616,119          1,881,414
        John M. Pietruski...............        40,630,058          1,867,475
        William R. Ringo, Jr. ..........        40,616,024          1,881,509
        James A. Thomson, Ph.D. ........        41,210,960          1,286,573
        James T. Willerson, M.D. .......        38,092,308          4,405,225

      (b) Adoption of the Amendment to the Amended and Restated 1999 Stock Incentive Plan

            The result of the vote on the proposed amendment to the 1999 Plan was as follows:

      NUMBER OF VOTES    NUMBER OF VOTES     NUMBER OF VOTES       NUMBER OF
         VOTED FOR        VOTED AGAINST        ABSTAINING       BROKER NON-VOTES
         ---------        -------------        ----------       ----------------
        19,362,133          7,838,639            126,589           15,170,172

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            Five reports on Form 8-K were filed during the quarter ended June 30, 2004. A report on Form 8-K dated April 29, 2004, was filed regarding the Company's first quarter 2004 results. A report on Form 8-K dated May 24, 2004, was filed regarding the new data on Thelin(TM) presented at the American Thoracic Society's International Conference. A report on Form 8-K dated June 3, 2004, was filed regarding the Company's update of Ex-North American licensing strategy for Thelin. A report on Form 8-K dated June 7, 2004, was filed regarding the filing of a $150 million universal shelf registration statement. A report on Form 8-K dated June 23, 2004, was filed regarding the appointment of J. Kevin Buchi to the Board of Directors.

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

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                          ENCYSIVE PHARMACEUTICALS INC.

                                  JULY 29, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of July, 2004.

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