Form 10-Q
period 2004-09-30
ENCYSIVE PHARMACEUTICALS INC
filed 2004-11-05
CIK 887023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                        Class                   Outstanding at October 31, 2004
            ------------------------------      -------------------------------
            Common stock, $0.005 par value                 57,688,297

                          ENCYSIVE PHARMACEUTICALS INC.

                                TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
Part I.    Financial Information

           Item 1:   Financial Statements  (Unaudited)

           Consolidated Balance Sheets as of September 30, 2004, and December 31, 2003               1

           Consolidated Statements of Operations and Comprehensive Loss for the
           three and nine months ended September 30, 2004 and 2003                                   2

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2004 and 2003                                                               3

           Notes to Consolidated Financial Statements                                                4

           Item 2:   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                          11

           Item 3:   Quantitative and Qualitative Disclosures About Market Risk                     22

           Item 4:   Controls and Procedures                                                        22

Part II.   Other Information

           Item 1:   Legal Proceedings                                                              23

           Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds                    23

           Item 3:   Defaults Upon Senior Securities                                                23

           Item 4:   Submission of Matters to a Vote of Security Holders                            23

           Item 5:   Other Information                                                              23

           Item 6:   Exhibits                                                                       23

SIGNATURES                                                                                          24

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                          2004           2003
                                                                                       ---------      ---------
ASSETS

Current assets:
       Cash and cash equivalents                                                       $  49,245      $  65,302
       Short-term investments                                                             31,912         11,218
       Short-term investments pledged as collateral for letter of credit                     ---          7,011
       Accounts receivable                                                                 2,362          1,834
       Other current receivables                                                             308            712
       Prepaids                                                                            1,288            727
                                                                                       ---------      ---------
           Total current assets                                                           85,115         86,804

Long-term investments                                                                      2,016          1,957
Equipment and leasehold improvements, net                                                  4,799          4,980
Intangible and other assets, net of accumulated amortization of $447 and $368                578            657
                                                                                       ---------      ---------
           Total assets                                                                $  92,508      $  94,398
                                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                $   4,153      $   2,404
       Accrued expenses                                                                    9,360          5,904
       Deferred revenue                                                                      561            561
       Current maturity on long-term debt                                                    ---          6,000
                                                                                       ---------      ---------
           Total current liabilities                                                      14,074         14,869

Deferred revenue                                                                           1,259          1,680
Long-term debt, less current maturity                                                      1,587          1,610
Minority interest in Revotar                                                                 896          1,383

Commitments and contingencies

Stockholders' equity:
       Preferred stock, par value $.005 per share.  5,000,000 shares
           authorized, none issued or outstanding                                            ---            ---
       Common stock, par value $.005 per share.  At September 30, 2004
           75,000,000 shares authorized; 57,893,231 shares issued, 57,680,231 shares outstanding.  At December 31, 2003, 75,000,000 shares authorized;
           52,457,167 shares issued, 52,244,167 shares outstanding                           289            262
       Additional paid-in capital                                                        299,495        259,761
       Deferred compensation expense                                                        (186)          (185)
       Treasury stock, 213,000 shares                                                     (1,602)        (1,602)
       Accumulated other comprehensive income                                                160             78
       Accumulated deficit                                                              (223,464)      (183,458)
                                                                                       ---------      ---------
           Total stockholders' equity                                                     74,692         74,856
                                                                                       ---------      ---------
           Total liabilities and stockholders' equity                                  $  92,508      $  94,398
                                                                                       =========      =========

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                   2004            2003            2004            2003
                                                               ------------    ------------    ------------    ------------
Revenues:
      Research agreements                                      $        ---    $        761    $      1,522    $      2,245
      Collaborative research and development from
          Encysive, L.P.                                                ---             ---             ---             664
      Royalty income, net                                             2,307           1,382           6,059           3,642
      License fees, milestones and grants                               276           1,270           1,227           2,306
                                                               ------------    ------------    ------------    ------------
          Total revenues                                              2,583           3,413           8,808           8,857
                                                               ------------    ------------    ------------    ------------

Expenses:
      Research and development                                       16,754           8,586          41,962          19,109
      Equity in loss of Encysive, L.P.                                  ---             ---             ---           2,386
      Purchase of in-process research and development                   ---             ---             ---           8,363
      General and administrative                                      2,893           2,840           8,120           7,252
                                                               ------------    ------------    ------------    ------------
          Total expenses                                             19,647          11,426          50,082          37,110
                                                               ------------    ------------    ------------    ------------

          Operating loss                                            (17,064)         (8,013)        (41,274)        (28,253)

Investment income, net                                                  296             267             781             904
                                                               ------------    ------------    ------------    ------------
          Loss before minority interest                             (16,768)         (7,746)        (40,493)        (27,349)

Minority interest in loss of Revotar                                    189             265             487             768
                                                               ------------    ------------    ------------    ------------

      Net loss                                                      (16,579)         (7,481)        (40,006)        (26,581)

Other comprehensive income:
      Unrealized (loss) gain on foreign currency translation           (182)            (52)             82             115
                                                               ------------    ------------    ------------    ------------

          Comprehensive loss                                   $    (16,761)   $     (7,533)   $    (39,924)   $    (26,466)
                                                               ============    ============    ============    ============

Net loss per common share-
      basic and diluted                                        $      (0.31)   $      (0.17)   $      (0.76)   $      (0.61)
                                                               ============    ============    ============    ============

Weighted average common shares used to
      compute basic and diluted net loss per share               53,606,539      43,914,497      52,781,749      43,801,837
                                                               ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                  2004                   2003
                                                                                --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(40,006)              $(26,581)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                                              815                    768
          Equity in loss of Encysive, L.P.                                             -                  2,386
          Purchase of in-process research and development                              -                  8,363
          Minority interest in loss of Revotar                                      (487)                  (768)
          Expenses paid with stock                                                   586                    356
         Stock-based compensation expense                                            216                    400
         Loss on disposition of fixed assets                                           5                      2
         Amortization of premium / discount on investments                            89                    183
    Change in operating assets and liabilities:
         Interest receivable included in short-term and long-term investments        131                    259
         Accounts receivable                                                        (528)                  (301)
         Prepaids                                                                   (560)                   990
         Other current receivables                                                   404                    131
         Receivable from Encysive, L.P.                                                -                    393
         Accounts payable and accrued expenses                                     5,297                  2,634
         Payable to Encysive, L.P.                                                     -                 (5,051)
         Deferred revenue from unrelated parties                                    (421)                (1,565)
         Deferred revenue from related party                                           -                   (136)
                                                                                --------               --------
           Net cash used in operating activities                                 (34,459)               (17,537)
                                                                                --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                (582)                  (249)
   Grant received for purchases of equipment                                           -                    185
   Purchase of in-process research and development                                     -                 (4,000)
   Purchases of investments                                                      (43,860)               (12,953)
   Maturity of investments                                                        29,898                 33,062
                                                                                --------               --------
           Net cash (used in) provided by investing activities                   (14,544)                16,045
                                                                                --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option and
    warrant exercises, net                                                        38,958                    863
   Borrowings (Repayment) of long-term debt                                       (6,000)                   905
                                                                                --------               --------
           Net cash provided by financing activities                              32,958                  1,768

Effect of exchange rate changes on cash                                              (12)                     8
                                                                                --------               --------
    Net (decrease) increase in cash and cash equivalents                         (16,057)                   284

Cash and cash equivalents at beginning of period                                  65,302                 21,228
                                                                                --------               --------

Cash and cash equivalents at end of period                                      $ 49,245               $ 21,512
                                                                                ========               ========

Supplemental schedule of noncash financing activities:
   Stock-based compensation expense                                             $    216               $    400
   Issuance of Common Stock for expenses                                             586                    356
   Interest paid                                                                      39                     76

           See accompanying notes to consolidated financial statements

                 ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2004 (UNAUDITED)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company" or "Encysive") have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2004.

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

      (c)   Stock-Based Compensation

            At September 30, 2004, the Company has six stock-based compensation plans for employees and non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's results of operations for the three-month periods ended September 30, 2004 and 2003, and the nine-month periods ended September 30, 2004 and 2003, included $57,000 and $29,000, respectively, and $216,000 and $120,000, respectively, in stock-based compensation expense arising from the grant of shares of restricted common stock to employees and the recognition of deferred compensation expense arising from the grant of stock options in March 2003 to certain employees, which were subject to the approval of stockholders of an amendment to increase the authorized shares in the 1999 plan. The three- and nine-month periods ended September 30, 2003 included $207,000 in stock-based compensation expense associated with the modification of certain warrants. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (dollars in thousands, except for per share data).

                                       Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                      -------------------    --------------------
                                        2004        2003       2004        2003
                                      --------    -------    --------    --------
Net loss, as reported                 $(16,579)   $(7,481)   $(40,006)   $(26,581)
Add:  Stock-based employee
      compensation expense
      included in reported
      net loss                              56        309         216         400
Deduct:  Total stock-based
      employee compensation
      expense determined
      under fair value method
      for all awards                    (1,037)      (810)     (2,625)     (2,684)
                                      --------    -------    --------    --------
Pro forma net loss                    $(17,560)   $(7,982)   $(42,415)   $(28,865)
                                      ========    =======    ========    ========

Loss per share:
      As reported, basic and diluted  $  (0.31)   $ (0.17)   $  (0.76)   $  (0.61)
      Pro forma, basic and diluted    $  (0.33)   $ (0.18)   $  (0.80)   $  (0.66)

            The per-share weighted average fair value of stock options granted during the three-month periods ended September 30, 2004 and 2003, was $5.23 and $3.02, respectively, and in the nine-month periods ended September 30, 2004 and 2003 was $5.95 and $1.02, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                             Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                             ------------------       -----------------
                               2004        2003        2004        2003
                               ----        ----        ----        ----
Expected dividend yield        0.0%        0.0%        0.0%        0.0%
Risk-free interest rate        3.1%        3.1%        2.9%        2.6%
Expected volatility           69.6%       76.9%       73.6%       73.8%
Expected life in years        4.47        4.63        4.82        4.50

(3)   CAPITAL STOCK

      The Company has reserved Common Stock for issuance as of September 30, 2004, as follows:

Stock option plans...................................           7,852,101
Warrant outstanding..................................             142,858
                                                                ---------
  Total shares reserved.............................            7,994,959

      At September 30, 2004, the Company's only outstanding warrant is a warrant to purchase 142,858 shares issued to Genentech in 1997. The Genentech warrant expired in October 2004 and had an exercise price of $14.00 per share.

(4)   CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

      Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. Long-term investments consist of debt securities with a remaining maturity of one to four years. The Company classifies all short-term and long-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term and long-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. Composition of cash and investments was as follows (dollars in thousands):

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
Cash and cash equivalents:
     Demand and money market accounts      $        1,102      $        1,043
     Corporate commercial paper                    48,143              64,259
                                           --------------      --------------
Total cash and cash equivalents            $       49,245      $       65,302
                                           ==============      ==============

Investments at September 30, 2004, and December 31, 2003, were as follows (dollars in thousands):

                                                    As of September 30, 2004
                                  ------------------------------------------------------------
                                                     Gross             Gross         Estimated
Short-term investments            Amortized        Unrealized       Unrealized         Fair
   Held-to-maturity                  Cost            Gains            Losses          Value
   ----------------               ---------        ----------       ----------       ---------
Corporate commercial paper
and loan participations           $  30,911         $      23        $     (20)       $  30,914
Corporate debt securities             1,001                --               --            1,001
                                  ---------         ---------        ---------        ---------
Total short-term
held-to-maturity investments      $  31,912         $      23        $     (20)       $  31,915
                                  =========         =========        =========        =========

                                                     As of September 30, 2004
                                  ------------------------------------------------------------
                                                     Gross             Gross         Estimated
Long-term investments             Amortized        Unrealized       Unrealized          Fair
  Held-to-maturity                  Cost             Gains            Losses           Value
  ----------------                ---------        ----------       ----------       ---------
U.S. Government agency
securities                        $   2,016        $        --       $     (24)      $   1,992
                                  ---------        -----------       ---------       ---------
Total long-term
held-to-maturity investments      $   2,016        $        --       $     (24)      $   1,992
                                  =========        ===========       =========       =========

                                                   As of December 31, 2003
                                   ------------------------------------------------------------
                                                      Gross             Gross         Estimated
   Short-term investments          Amortized        Unrealized       Unrealized         Fair
      Held-to-maturity               Cost             Gains            Losses           Value
      ----------------             ---------        ----------       ----------       ----------
U.S. Government agency
securities                        $    2,010        $       --       $       (9)     $    2,001
Corporate commercial paper            10,057                19               (2)         10,074
Corporate debt securities              6,162                --              (61)          6,101
                                  ----------        ----------       ----------      ----------
Total short-term
held-to-maturity investments      $   18,229        $       19       $      (72)     $   18,176
                                  ==========        ==========       ==========      ==========


                                                As of December 31, 2003
                                  --------------------------------------------------------
                                                    Gross         Gross         Estimated
    Long-term investments          Amortized     Unrealized     Unrealized          Fair
      Held-to-maturity               Cost          Gains          Losses           Value
    ---------------------         ----------     ----------     ----------      ---------
Corporate commercial paper        $     956      $      36      $       --      $     992
Corporate debt securities             1,001             --              (1)         1,000
                                  ----------     ----------     ----------      ---------
Total long-term
held-to-maturity investments      $   1,957      $      36      $       (1)     $   1,992
                                  ==========     ==========     ==========      =========

(5)   NET LOSS PER COMMON SHARE

      Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three- and nine-month periods ended September 30, 2004, the weighted average common shares used to compute basic and diluted net loss per common share totaled 53,606,539 and 52,781,749, respectively. For the three- and nine-month periods ended September 30, 2003, the weighted average common shares used to compute basic and diluted net loss per common share totaled 43,914,497 and 43,801,837, respectively. Securities convertible into Common Stock comprised of stock options, warrants and unvested shares of restricted common stock totaling 5,346,837 and 5,511,513 shares at September 30, 2004 and 2003, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

(6)   INCOME TAXES

      The Company did not incur tax expense (benefit) during the three- and nine-month periods ended September 30, 2004 and 2003, due to operating losses and the related increase in the valuation allowance.

(7)   ENTITY-WIDE GEOGRAPHIC DATA

      The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company's long-lived assets in different geographic locations (dollars in thousands):

                       SEPTEMBER 30, 2004    DECEMBER 31, 2003
                       ------------------    -----------------
Long-lived assets:
  United States         $          4,345      $          4,327
  Germany                          1,032                 1,310
                        ----------------      ----------------
Total                   $          5,377      $          5,637
                        ================      ================

      The following table summarizes the Company's revenues in different geographic locations (dollars in thousands):

                          THREE MONTHS ENDED           NINE MONTHS ENDED
                   -------------------------------------------------------------
                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                   -------------   -------------   -------------   -------------
                      2004            2003            2004            2003
                   -------------   -------------   -------------   -------------
Revenues:
  United States     $    2,448      $    3,245      $    8,001      $    8,264
  Germany                  135             168             807             593
                    ----------      ----------      ----------      ----------
Total               $    2,583      $    3,413      $    8,808      $    8,857
                    ==========      ==========      ==========      ==========

      The Company's revenues are primarily derived from several entities, each of whom represents a significant percentage of total revenues. The following table summarizes the Company's sources of revenues from its principal entities (dollars in thousands):

                            THREE MONTHS ENDED               NINE MONTHS ENDED
                     ---------------------------------------------------------------
                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                     -------------   -------------   -------------     -------------
                        2004           2003              2004              2003
                     -------------   -------------   -------------     -------------
Entities:
  GSK                $      2,307     $     1,382      $    6,059      $    3,643
  Schering-Plough             141             901           1,942           2,665
  Encysive, L.P.               --              --              --             811
  Mitsubishi                   --             962              --           1,145
  Other                       135             168             807             593
                     ------------     -----------      ----------      ----------
Total                $      2,583     $     3,413      $    8,808      $    8,857
                     ============     ===========      ==========      ==========

(8)   FOREIGN SUBSIDIARY

      The Company owns approximately 55 percent of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into its consolidated financial statements. The minority interest in Revotar at September 30, 2004, and December 31, 2003, was $896,000 and $1,383,000, respectively. The
Company's consolidated net loss for the three-month periods ended September 30, 2004 and 2003, was reduced by $189,000 and $265,000, respectively, and for the nine-month periods ended September 30, 2004 and 2003, was reduced by $487,000 and $768,000, respectively, for the Revotar minority shareholders' interest in Revotar's losses.

      Revotar has received research grants from the German government and earned approximately $135,000 and $168,000 during the three-month periods ended September 30, 2004 and 2003, respectively, which is included in license fees, milestones and grants. During the nine-month periods ended September 30, 2004 and 2003, Revotar received grants of $807,000 and $593,000, respectively.

      In addition to the research grants discussed above, Revotar has received grants from the German government to purchase certain research equipment, which are being recognized in income over the estimated useful life of the assets.

      The Company and the other stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company's commitment was approximately $3.4 million. The terms of the loans require quarterly interest payments and repayment of all principal on or before April 1, 2007. The interest rate for the first two years was seven percent, after which the interest rate will be reset to the U.S. prime rate plus 2.5 percent if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced its full commitment of approximately $3.4 million to Revotar as of September 30, 2004. During 2003, the minority shareholders of Revotar advanced approximately $1.5 million to Revotar. The loan from the Company is denominated in U.S. dollars and is eliminated in consolidation. Neither Encysive nor the minority shareholders have any obligation to advance additional funds to Revotar. We believe that Revotar's existing funds, and the remaining commitment under the loan agreement and proceeds under German government scientific grants, will be sufficient to fund Revotar into the first quarter of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. We cannot assure you that such funding will be available on acceptable terms. Revotar is actively seeking a partner, or partners, to develop the inhaled indications of bimosiamose. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

(9)   LONG-TERM DEBT

      The Company was a party to a note arising from its acquisition of the partnership interest of ICOS Corporation in ELP in April 2003. The note required a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the note accrued interest at a rate which approximated the three-month London interbank offering rate for U.S. dollars ("LIBOR") plus 1.5 percent. The Company's obligations under the note were secured with an irrevocable standby letter of credit for which the Company pledged marketable securities with an amortized cost of $7,011,000. On March 31, 2004, the Company prepaid its remaining $6,000,000 obligation under the note plus accrued interest of $38,000, and the pledged marketable securities were returned to the Company.

      As of September 30, 2004, Revotar owes its minority shareholders approximately $1.6 million (see Note 8).

(10)  COMMITMENTS AND CONTINGENCIES

      (a) Foreign Currency Exchange Risk

            The Company is exposed to market risk primarily from changes in foreign currency exchange rates.

            The Company has a majority-owned subsidiary in Germany and consolidates the results of operations into its consolidated financial results. Although not significant to date, the Company's reported assets, liabilities, expenses and cash flows from this subsidiary are exposed to changing exchange rates. The Company, accordingly, included unrealized losses of $182,000 and $52,000, respectively, in its comprehensive loss for the three-month periods ended September 30, 2004 and 2003, respectively, and unrealized gains of $82,000 and $115,000, respectively, in the nine-month periods ended September 30, 2004 and 2003. The Company had an intercompany receivable from its German subsidiary at September 30, 2004 and December 31, 2003; however, this amount is denominated in U.S. dollars and is not exposed to exchange risk. Loans by the Company to Revotar are denominated in U.S. dollars. The Company contracts with entities in other areas outside the U.S. and these transactions are denominated in a foreign currency. To date, the currencies of these other countries have not fluctuated materially.

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

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004, AND SEPTEMBER 30, 2003

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

      In 2002, we successfully completed and announced results of our Sitaxsentan To Relieve ImpaireD Exercise in Pulmonary Arterial Hypertension ("STRIDE-1") Phase IIb/III pivotal study in PAH with Thelin(TM). We have initiated and have completed enrollment in a Phase III pivotal clinical trial, STRIDE 2. In June 2003, we received a Special Protocol Assessment ("SPA"), which is a binding written agreement between a clinical trial sponsor and the FDA on the design of pivotal trials, confirming that, if successful,

\
the STRIDE 2 trial results, together with the results from STRIDE 1 and planned supportive trials, will be sufficient for the submission to the FDA of Thelin(TM)'s New Drug Application ("NDA").

      STRIDE 2 is a trial that enrolled 246 patients with Class II-IV PAH, as classified by the World Health Organization ("WHO"), of primary or secondary causes. STRIDE 2 is of 18 weeks duration and tests two doses of Thelin(TM) (100 mg and 50 mg), versus a dose of placebo, dosed once daily in a double-blind fashion. In addition, a randomized bosentan arm is included. The primary endpoint of STRIDE 2 is six-minute walk distance, and secondary endpoints include change in functional class, shortness of breath and the occurrence of clinical deterioration events. In September 2004, we announced that enrollment had closed. Top-line data is expected to become available in February 2005, and we anticipate that the NDA will be submitted to the Food and Drug Administration in April 2005.

      In June 2004, we completed enrollment of patients in STRIDE-6, a randomized double-blind safety and efficacy study of Thelin(TM) in patients with PAH who have failed bosentan therapy. STRIDE-6 enrolled 48 patients, 35 of which had discontinued bosentan therapy for lack of efficacy and 13 for reasons related to safety. Of the 35 patients discontinuing bosentan therapy for lack of efficacy, 33% in the Thelin(TM) 100 mg group and 10% in the Thelin(TM) 50 mg group improved. Continued deterioration was noted in 20% of the 100mg group and 15% of the 50 mg group. The remaining patients were considered unchanged.

      Of the 13 patients who discontinued bosentan treatment due to safety, 12 were for liver function abnormalities and one for rash. One patient who had developed liver function abnormalities after one month of bosentan treatment increased to more than 3 times the upper limit of normal after 12 weeks of treatment with 100 mg of Thelin(TM). This patient has been discontinued from therapy.

      Adverse events occurred with similar frequency with both Thelin(TM) doses. The most frequent adverse events occurring in 4 or more patients include nausea, fatigue, edema, headache, and upper respiratory tract infection. One patient in the 50 mg group admitted to the study for clinical deterioration died. This patient had received Thelin(TM) for 17 days and then bosentan for a further 12 days prior to dying from progressive pulmonary hypertension.

      In September 2004, clinical data was presented from a single-center 11-patient trial, also in bosentan failure, with results similar to those encountered in STRIDE-6. In July 2004, we announced that enrollment had closed in STRIDE-4, a Phase III, randomized, double-blind, placebo-controlled safety and efficacy study of Thelin(TM) treatments in patients with PAH. We anticipate that top-line data for STRIDE-4 will be available on or around the end of 2004.

      In October 2004, the European Commission designated Thelin(TM) as an orphan medicinal product for the treatment of PAH and chronic thromboembolic pulmonary hypertension.

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

Argatroban

      Argatroban, licensed from Mitsubishi Pharma Corporation ("Mitsubishi") and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing precutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and has Waxman Hatch market exclusivity in the U.S. until June 2005. A pediatric study is underway, which could prolong exclusivity in the U.S. to the end of 2005. In fiscal year 2003, Encysive earned royalties from the sales of Argatroban totaling $5.4 million and expects to earn royalties of $7.5 to $8.5 million in fiscal year 2004. Royalties from the sales of Argatroban were approximately $6.1 million in the nine months ended September 30, 2004.

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

      We have entered into a worldwide research collaboration and license agreement with Schering-Plough Corporation and Schering-Plough LTD (collectively "Schering-Plough"), to discover, develop and commercialize VLA-4 antagonists. Schering-Plough is in the final stages of pre-clinical development with TBC4746, an oral VLA-4 antagonist. If this work is successful, the next development step would be for Schering-Plough to initiate studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. Additionally, on June 30, 2004, Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement.

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

      Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed. We periodically evaluate our estimates of remaining development periods and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At September 30, 2004, remaining deferred revenue was approximately $1.8 million, of which we expect to recognize approximately $0.6 million over the next twelve months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

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

                              RESULTS OF OPERATIONS

      The preparation of financial statements in conformity with accounting principles generally accepted in the USA requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $223.5 million from the date of our inception to September 30, 2004. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See "Liquidity and Capital Resources" below. See also "Additional Risk Factors" in Item 1 "Business" in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      From its inception in June 2000 through December 31, 2002, we and ICOS shared equally in the costs of ELP. ICOS informed us, however, that it had reached the conclusion that joint development of the endothelin receptor antagonist program through ELP should not continue. As a result, from January 2003 until the Acquisition, we agreed to be responsible for all of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition.

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

         THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

      Total revenues decreased $0.8 million in the three months ended September 30, 2004, compared with the three months ended September 30, 2003. As discussed above, funding from Schering-Plough under the research agreement ended June 30, 2004; however the quarter ended September 30, 2003, included approximately $0.8 million in such funding. Royalties earned on sales of Argatroban by GSK increased $0.9 million in the quarter ended September 30, 2004, compared with the quarter ended September 30, 2003. In the three months ended September 30, 2003, we determined it was appropriate to recognize the remaining deferred milestone payment which had previously been received from Mitsubishi Pharma Corporation, also referred to as Mitsubishi, totaling approximately $0.9 million.

      Total revenues in the nine-month periods ended September 30, 2004 and 2003, were comparable. Royalties on sales of Argatroban by GSK increased $2.4 million due to higher sales in the current year period. Revenues in the nine-months ended September 30, 2003, however, included $0.7 million of collaborative research and development from ELP. As discussed above, in the periods following the Acquisition, the operating results of ELP are included in our operating results and, accordingly, collaborative research and development from ELP and certain license fee and milestone revenues have been eliminated in consolidation. Revenues in the three- and nine-month periods ended September 30, 2004, and September 30, 2003, included research funding from Schering-Plough; such funding ended on June 30, 2004. As discussed above, license fees, milestones and grants in the nine months ended September 30, 2003 included approximately $0.9 million resulting from the recognition of remaining deferred revenue arising from a milestone payment which had previously been received from Mitsubishi. As discussed above, as funding from Schering-Plough under the research agreement ended June 30, 2004, thus research agreement revenues declined approximately $0.9 million in the nine-month period ended September 30, 2004, compared with the nine months ended September 30, 2003.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development expense in the three-month period ended September 30, 2004, increased $8.2 million, compared with the three months ended September 30, 2003, primarily due to the costs associated with the ongoing Thelin(TM) development program. Thelin(TM) development costs increased $8.3 million in the current quarter, compared to the quarter ended September 30, 2003.

      Research and development expense in the nine-month period ended September 30, 2004, increased $22.9 million, compared with the nine months ended September 30, 2003, primarily due to expenses of the Thelin(TM) development program. Of the increase, $22.1 million is attributable to the Thelin(TM) development program.

      In September 2004, we announced that enrollment in STRIDE 2 had closed and anticipate that the NDA will be submitted to the FDA in April 2005. We are continuing to enroll patients in STRIDE 3, a long-term safety study and also expect to incur significant expenses for activities such as data management and analysis as we review the results of the STRIDE clinical trials. Accordingly, we expect research and development expenses for the remainder of 2004 to significantly exceed expenses incurred in the comparable prior-year periods.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expense in the three months ended September 30, 2004 and 2003, was comparable at $2.9 million and $2.8 million, respectively. In the nine months ended September 30, 2004, general and administrative expense was $8.1 million, compared with $7.3 million in the nine months ended September 30, 2003. The increase in general and administrative expense in the current year periods is primarily due to increased staff, travel, and other costs associated with our preparation for the future commercialization of Thelin(TM). We believe general and administrative expense throughout the remainder of 2004 will continue to be higher than in the comparable 2003 periods, due to costs of preparing for the commercialization of Thelin(TM) in anticipation of receiving regulatory approval.

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

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

      The results of the nine-month periods ended September 30, 2003, included a charge of $8.4 million resulting from the Acquisition.

TOTAL OPERATING EXPENSES

      Total operating expenses in the three months ended September 30, 2004, increased $8.2 million compared to the three months ended September 30, 2003, due to higher research and development expenses, discussed above.

      Total operating expenses in the nine months ended September 30, 2004, increased $13.0 million compared with the nine months ended September 30, 2003. After adjusting for the costs of the Acquisition, operating expenses increased $21.3 million in the nine months ended September 30, 2004. The increase in the nine-month periods is attributable to costs associated with the Thelin(TM) development program. As discussed above, we believe that operating expenses in the remainder of 2004 will continue to be higher than the comparable 2003 periods primarily due to costs associated with Thelin(TM) development and commercialization.

OPERATING LOSS

      Operating loss in the three months ended September 30, 2004, increased $9.1 million compared with the three months ended September 30, 2003 due to lower revenues and higher research and development expenses in the three months ended September 30, 2004.

      Operating loss in the nine months ended September 30, 2004, increased $13.0 million compared to the nine months ended September 30, 2003. After adjusting for the $8.4 million charge resulting from the Acquisition, operating loss in the nine months ended September 30, 2004, increased $21.4 million. The increased loss is due to increased research and development costs related to Thelin(TM) development program.

      As discussed above, we expect operating losses throughout the remainder of 2004 to exceed comparable periods in 2003 due to costs associated with the Thelin(TM) development and commercialization.

INVESTMENT INCOME

      Investment income in the three- and nine-month periods ended September 30, 2004 and 2003, was comparable.

                         LIQUIDITY AND CAPITAL RESOURCES

      We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban.

      Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $83.2 million at September 30, 2004, compared with $85.5 million at December 31, 2003. We used $34.5 million in cash in operating activities during the nine months ended September 30, 2004, compared to $17.5 million during the nine months ended September 30, 2003. The primary operating uses of cash in the 2004 and 2003 periods were to fund our general operating expenses and the ongoing research and development programs conducted by Encysive, Revotar and ELP, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.

      Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investing activities when marketable securities mature, and the resulting cash is utilized primarily to fund operating activities. Cash used in investing activities during the nine months ended September 30, 2004, was primarily comprised of the investment of funds received from our public offerings of common stock in December 2003 and September 2004 and purchases of equipment. Cash provided by investing activities during the nine months ended September 30, 2003, was primarily comprised of the maturity of investments, the proceeds of which were used to fund operating activities.

      Cash provided by financing activities of $33.0 million during the nine months ended September 30, 2004, included net proceeds of $35.6 million from the sale of 4.6 million shares of our common stock in a public offering in September 2004 and approximately $3.4 million in proceeds from the exercise of employee stock options, partially offset by the payment of $6.0 million to ICOS to repay a note arising from our acquisition of its partnership interest in ELP. Cash provided by financing activities during the nine months ended September 30, 2003 included $0.9 million borrowings by Revotar from its minority shareholders, and $0.9 million in proceeds from the exercise of employee stock options.

Material Commitments

      Our material contractual obligations are comprised of (i) amounts borrowed by Revotar from its minority shareholders (see Note 8), (ii) obligations under our operating lease agreements and (iii) a contingent obligation to pay the other party of a research agreement a termination fee in the event that we elect to terminate the project prior to completion.

      As of September 30, 2004, the Company had contractual obligations as follows ($ in thousands):

                                              Less than             1-3             4-5           After 5
                                 Total         1 year              years           years           years
Contractual Obligations
  Long-term debt              $    1,587              --        $    1,587             --              --
  Operating leases                 4,406      $    1,548             2,858             --              --
  Purchase obligations               424             424                --             --              --
                              ----------      ----------        ----------         ------         -------
  Total                       $    6,417      $    1,972        $    4,445             --              --

Outlook for 2004

      Previously, we had announced plans to license rights for marketing Thelin(TM) outside North America. In June 2004, we announced our intention to reserve all marketing rights to Thelin(TM). As a result of this change in strategy, we expect to incur additional development costs, including but not limited to costs associated with regulatory filings in countries outside North America. Additionally, during the first nine months of 2004, we elected to accept patients beyond our original expectations in certain of the clinical trials and added additional human pharmacology studies. Our revised outlook for 2004 expenses, below, reflects such additional Thelin(TM) development costs.

      Royalty revenues during the first nine months of 2004 have exceeded our original expectations, due to higher than expected sales of Argatroban by GSK. We have, accordingly, revised our expectation for royalty revenues to reflect more recent trends.

                                                   Original Outlook                 Revised Outlook
                                                   ----------------                 ---------------
Royalties.................................      $ 6.7 to $7.6 million            $ 7.5 to $8.5 million
Revenues (including royalties)............      $ 9.0 to $10.0 million           $ 10.0 to $11.0 million
Expenses (net of Revotar minority
interest).................................      $ 55.0 to $58.0 million          $ 64.0 to $67.0 million
Investment income.........................      $ 0.8 to $1.0 million            $ 0.8 to $1.0 million
Net loss..................................      $ (46.0) to $(48.0) million      $ (54.0) to $(57.0) million
Cash and investments at year end..........      $ 32.0 to $34.0 million          $ 60.0 to $62.0 million

      For a number of reasons discussed elsewhere in this Form 10-Q, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See also "Additional Risk Factors" in Item 1 "Business" in our Annual Report on Form 10-K for the year ended December 31, 2003, and "Longer-Term Outlook," below.

      These expectations are based upon various assumptions, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among these risks, trends and uncertainties are timing and cost of our clinical trials, attainment of research and clinical goals and milestones of product candidates, and sales levels of Argatroban. Argatroban sales trends during the first nine months of 2004 have been higher than we originally projected, accordingly we have assumed that recent sales trends of Argatroban over the previous year will continue. While we do not sell

Argatroban, our revenues include a royalty from GSK, which is based on sales and will, accordingly, vary with sales. Our actual royalty revenues could vary from our assumptions to the extent that the actual sales of Argatroban differ from assumed levels.

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

      Cash and investments at year-end are projected based upon our projected sources and uses of cash during the year. In projecting our end of year cash and investment balances, we have included the proceeds of our sale of 4,600,000 shares of our common stock in September 2004, and have not assumed additional financing or collaborative arrangements other than those in place at this time.

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

Longer-Term Outlook

      We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other interrelated diseases of the vascular endothelium. We anticipate that our operating expenses will increase in subsequent years because:

      - We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin(TM) and research and clinical trial costs for development of bimosiamose compounds and expect to begin to incur costs for pre-clinical activities and for clinical trials related to additional compounds. These costs include:

            - hiring personnel to direct and carry out all operations related to clinical trials;

            -     hospital and procedural costs;

            -     services of a contract research organization; and

            - purchasing and formulating large quantities of the compound to be used in such trials.

      - As regulatory standards continue to evolve on a global basis, we recognize that new hurdles may be put in place that may raise costs or increase the uncertainty of timing, approvability or use of drugs in development on a local or regional basis.

      - There may be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements.

      - Our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed.

      - If Thelin(TM) receives regulatory approval, we will incur significant commercialization expenses. In addition, if the FDA grants a priority review to Thelin(TM), the timing of commercialization activities will be accelerated.

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

      We are in the process of developing our operating plan, or budget, for year 2005. Subject to the outcome of the budgeting process and the above factors, we anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements through the end of 2005. Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings. Upon regulatory approval, we intend to commercialize Thelin(TM) in North America through our own specialty sales force. Although we had previously announced our intention to seek a marketing partner for the rest of the world, in June 2004 we announced our intention to reserve all marketing rights to Thelin(TM). We believe it is advantageous to allow the market to continue to grow globally before making a final decision on any marketing plans outside North America. While we are considering the option of marketing the product on our own worldwide, we intend to leave our options open and continually re-assess the situation as we move closer to commercialization.

      In 2002, the stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced our full commitment of approximately $3.4 million to Revotar as of September 30, 2004. Revotar's current shareholders have no obligation to advance additional funds to Revotar. We believe that Revotar's existing funds, and the remaining commitment under the loan agreement and proceeds under German government scientific grants, will be sufficient to fund Revotar into the first quarter of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings in the future. We cannot assure you that such funding will be available on acceptable terms. Revotar is actively seeking a partner, or partners, to develop the inhaled indications of bimosiamose. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

      EXHIBIT NO. DESCRIPTION

       3.1        Restated Certificate of Incorporation of Encysive
                  Pharmaceuticals Inc.

      10.1 Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers

      10.2 Form of Option Agreement for Non-Qualified Stock Options Awarded to Directors and Executive Officers

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

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ENCYSIVE PHARMACEUTICALS INC.

                                NOVEMBER 4, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November, 2004.

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

                                INDEX TO EXHIBITS

      EXHIBIT NO.   DESCRIPTION

       3.1          Restated Certificate of Incorporation of Encysive
                    Pharmaceuticals Inc.

      10.1 Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers

      10.2 Form of Option Agreement for Non-Qualified Stock Options Awarded to Directors and Executive Officers

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