Form 10-K
period 2004-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2005-03-09
CIK 887023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-20117

Encysive Pharmaceuticals Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	13-3532643 (I.R.S. Employer Identification Number)

4848 Loop Central Drive, Suite 700
Houston, Texas 77081
(713) 796-8822
(Address and telephone number of principal executive offices and zip code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.005 per share
Title of Class
Preferred Stock Purchase Rights
Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐

      The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $450,685,000 as of June 30, 2004.

      The number of shares outstanding of each of the registrant’s classes of common stock as of February 24, 2005:

Title of Class	Number of Shares
Common Stock, $.005 par value	57,970,247

      Documents incorporated by reference:

Document	Form 10-K Parts
Definitive Proxy Statement, to be filed within 120 days of December 31, 2004 (specified portions)	III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “predict,” “intend,” “potential,” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding our estimate of the sufficiency of our existing capital resources, our ability to raise additional capital to fund cash requirements for future operations, timelines for initiating new clinical trials, planned announcements of clinical data, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, potential drug candidates, their potential therapeutic effect, market acceptance or our ability to earn a profit from sales or licenses of any drug candidate, our ability to discover new drugs in the future, and our ability to establish future collaborative arrangements are all forward-looking in nature. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	our failure to achieve positive results in clinical trials or receive required regulatory approvals;

•	competitive factors;

•	our failure to successfully commercialize our products;

•	our inability to manufacture our products;

•	variability of our revenue;

•	our ability to enter into future collaborative agreements;

•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;

•	technological change; and

•	general economic conditions.

      You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described in “Business,” “Additional Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

      All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

      As used in this Form 10-K, the words “we,” “our,” “us,” “Encysive,” and the “Company” refer to Encysive Pharmaceuticals Inc., its predecessors and subsidiaries, except as otherwise specified. This Form 10-K may contain trademarks and service marks of other companies.

PART I

ITEM 1 — BUSINESS

Overview

      Encysive is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one Food and Drug Administration, or FDA, approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, that is marketed by GlaxoSmithKline plc, also referred to as GlaxoSmithKline, or GSK, and our lead drug candidate, Thelin™ (sitaxsentan), is an endothelin receptor antagonist that has successfully completed final Phase III clinical trials for the treatment of pulmonary arterial hypertension, or PAH. In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist, and bimosiamose, being developed by our majority-owned German affiliate, Revotar Biopharmaceuticals AG, or Revotar. Our executive offices are located at 4848 Loop Central Drive, Suite 700, Houston, Texas 77081. Our telephone number is (713) 796-8822.

Thelin™ — for the treatment of Pulmonary Arterial Hypertension

      We recently completed the pivotal Phase III clinical trials of Thelin™, an oral small molecule for the treatment of PAH and while we initially expected a New Drug Application, or NDA, could be submitted to the FDA in April 2005, based on data collection progress, we currently believe the NDA may be submitted in May 2005. We have worldwide commercialization rights to Thelin™. Upon regulatory approval, we intend to build a new specialty sales force, which we currently plan will consist of 50 to 60 representatives, for the commercialization of Thelin™ in North America, and we have reserved all marketing rights to Thelin™ in the rest of the world. We believe it is advantageous to allow the market to continue to grow globally before making a final decision on any marketing plans outside North America. While we are considering the option of marketing the product on our own worldwide, we intend to leave our options open and will re-assess the situation as we move closer to commercialization.

Pulmonary Arterial Hypertension

      PAH is a chronic, life-threatening disease characterized by vasoconstriction (narrowing of blood vessels) leading to the lungs, which results in very high blood pressure in the pulmonary arteries as the heart struggles to pump blood to the lungs. PAH patients suffer from a variety of symptoms, including shortness of breath and fatigue, and as the disease progresses, are less able to perform simple activities of living such as walking short distances or up a flight of stairs. In addition, the long-term chronic increase in pulmonary blood pressure often leads to an inability of the heart to pump blood adequately throughout the lungs and body, frequently resulting in death. PAH may be a primary condition, perhaps caused by genetic factors or unknown causes, or secondary to other diseases like autoimmune diseases (such as scleroderma or lupus), congenital heart disease, HIV infection or cirrhosis of the liver. Based on industry research analysts, other pharmaceutical companies and our internal market research, we estimate that PAH afflicts approximately 100,000 to 200,000 individuals, mostly women, in the United States, Canada and Europe.

      It has been determined that the vascular endothelium, which is the inner lining of blood vessels, plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances such as endothelin that regulate the balance between vasoconstriction and vasodilation (opening of blood vessels). The vascular actions of endothelin can be explained by its interactions on cell surfaces with two distinct receptors, endothelin-A, or ETA, and endothelin-B, or ETB. In general, ETA receptors on vascular smooth muscle cells are associated with vasoconstriction, while ETB receptors, predominantly found on endothelial cells, are primarily associated with vasodilation.

      In the past, patients with moderate PAH were often treated with calcium channel blockers, diuretics and anticoagulants. As the disease progressed, the standard treatment for the disease consisted of systemic prostacyclins, which today are administered intravenously or subcutaneously via continuous 24-hour infusion pumps. Bosentan (Tracleer®, a product of Actelion Ltd.), a twice daily, orally administered, non-selective endothelin receptor antagonist, was the first oral drug approved for PAH in the U.S. and most other countries and is now used predominantly in moderate disease, but is associated with concerns over liver toxicity and treatment response. While epoprostenol (Flolan®, a product of GSK) administered intravenously has been shown to increase median survival time and bosentan has been shown to prolong time to clinical deterioration of PAH patients, there remains an ongoing need for additional pharmacological alternatives for the treatment of PAH.

      We believe Thelin™’s oral, once daily dosing and overall safety and tolerability will make it a preferred therapy by physicians and patients. In addition to its convenient once-daily oral dosing, Thelin™ is 6,500 times more selective for ETA receptors than for ETB receptors. We believe that Thelin™’s selectivity for the ETA receptor will enable it to block the vasoconstrictive effects of endothelin while preserving the positive effects of vasodilation through stimulation of the ETB receptor.

Thelin™ Development Overview

      In October 2002, we successfully completed and announced results of our 178-patient STRIDE 1 Phase IIb/III pivotal study in PAH with Thelin™. In June 2003, we received a Special Protocol Assessment, also referred to as an SPA, which is a binding written agreement between a clinical trial sponsor and the FDA on the design of pivotal trials, confirming that, if successful, the STRIDE 2 trial results, together with the results from STRIDE 1 and planned supportive trials, will be sufficient for the submission to the FDA of Thelin™’s NDA. Additionally, the number of patient exposures for safety purposes was agreed to in the SPA.

      We successfully completed a Phase III pivotal clinical trial, STRIDE 2, during January 2005 and reported top-line clinical results in February 2005. STRIDE 2 enrolled 246 patients with World Health Organization, or WHO, Class II-IV PAH, of primary or secondary causes. STRIDE 2 had an 18-week duration and tested two doses of Thelin™ (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized bosentan arm was included. A total of 55 centers in North America, Europe, Israel and Australia participated. The primary endpoint of STRIDE 2 was six-minute walk distance, and secondary endpoints included change in WHO functional class, shortness of breath and the occurrence of clinical deterioration events.

      While we initially expected an NDA could be submitted to the FDA in April 2005, based on data collection progress, we currently believe the NDA may be submitted in May 2005. We also expect to file in the European Union in the third quarter of 2005. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission.

STRIDE 2 Top-line Data

•	The STRIDE 2 trial met its primary endpoint of improved six-minute walk distance in patients receiving a 100 mg dose of Thelin™, with a placebo-subtracted improvement of 31.4 meters (p=0.03). A p value of less than 0.05 is generally taken to mean that the observation was unlikely to occur by chance alone and is therefore likely to be true. Bosentan, currently the only approved oral agent for treating PAH, improved placebo-subtracted six-minute walk by 29.5 meters. As expected, placebo patients worsened in six-minute walk over the 18-week period of the trial. WHO functional class also met the protocol requirements to show improvement at the 100 mg dose of Thelin™ versus placebo (p=0.04). There were five clinical worsening events in the 100 mg patient group, seven events in the 50 mg group, 15 events in the bosentan group, and 13 in the placebo group. The amount of worsening events were not statistically significant.

•	The 100 mg dose of Thelin™ continued to demonstrate an encouraging safety profile. Liver function abnormalities (elevation in liver enzymes to levels greater than 3 times the upper limit of normal) occurred in 3.2% of patients in the 100 mg Thelin™ group, compared to 11.5% in the bosentan group and 6.5% in the placebo group. Premature discontinuations due to safety or efficacy occurred in four patients at the 100 mg Thelin™ dose, eight at the 50 mg Thelin™ dose, nine in the bosentan group and 11 in the placebo group. Of these patients, adverse events contributed to the discontinuation of two patients in the 100 mg Thelin™ group, four in the 50 mg Thelin™ group, six in the bosentan group and six in the placebo group.

•	A 50 mg dose of Thelin™ was included in STRIDE 2 in order to complete dose ranging and document the low end of the dose response curve. STRIDE 2 results for the 50 mg dose were consistent with the results of STRIDE 4 and STRIDE 6, indicating that the 50 mg dose was below the threshold for efficacy. We do not plan to seek its approval as an adult dose. In STRIDE 2, the 50 mg dose of Thelin™ improved placebo-subtracted six-minute walk by 24.2 meters. Liver function abnormalities occurred in 5.4% of patients in the 50 mg Thelin™ group.

•	No serious bleeding episodes were reported in the study. Three patients had bleeding episodes in the presence of elevated international normalized ratios, or INRs, one each on placebo, and 50 and 100 mg of Thelin™. The most frequent adverse events that occurred in patients receiving Thelin™, which were more common than in placebo-treated patients, were peripheral edema (at the 100 mg dose), insomnia (50 mg), chest discomfort (50 mg), sinus congestion (100 mg), nausea (50 mg), upper abdominal pain (50 mg) and increased INRs (100 mg).

Argatroban — for the treatment of Heparin-Induced Thrombocytopenia

      Argatroban, licensed from Mitsubishi Pharma Corporation, or Mitsubishi, and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound and potentially life-threatening allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing precutaneous coronary intervention, or PCI. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and has Hatch-Waxman market exclusivity in the U.S. until June 2005. A pediatric study is underway that could prolong exclusivity in the U.S. to the end of 2005. In 2004, Encysive earned royalties from the sales of Argatroban totaling $10.6 million and expects to earn comparable royalties in 2005.

Other Development Programs

      TBC3711, a next generation ETA receptor antagonist, has been selected as our next clinical candidate. TBC3711 is more selective and more potent than Thelin™ and we believe it has potential in the treatment of PAH and other diseases. TBC3711 has completed Phase I clinical development and we expect to initiate a Phase II dose ranging study by the end of 2005.

      We have entered into a worldwide research collaboration and license agreement with Schering-Plough Corporation and Schering-Plough ltd, collectively referred to as Schering-Plough, to discover, develop and commercialize the integrin very late antigen-4, or VLA-4, antagonists. Schering-Plough has completed pre-clinical development with TBC4746, an oral VLA-4 antagonist, and has informed us that they intend to initiate studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. We expect to receive development milestone payments as the compounds progress through the clinic and will receive royalties on product sales should it reach the market.

      Our majority-owned German affiliate, Revotar, is developing bimosiamose, a selectin antagonist discovered in Encysive’s laboratories, which is designed to block inflammatory cells from leaving the vascular space to travel to tissue sites of inflammation. Revotar completed Phase IIa clinical trials evaluating the use of topical bimosiamose for the treatment of psoriasis and atopic dermatitis. The results of the Phase IIa clinical trial showed a decline in thickness of the psoriatic plaque. Revotar is evaluating the conduct of additional clinical trials of bimosiamose. An inhaled version of bimosiamose has completed a 12-patient proof-of-concept study in asthma that demonstrated a statistically significant improvement in the late asthmatic response, the same target addressed by inhaled steroid use in asthma. Revotar is seeking partners for inhaled bimosiamose.

Encysive’s Research Programs

      Our research efforts are concentrated on targets within the vasculature, and the potential indications of our drug candidates include cardiovascular diseases and a potentially wide variety of inflammatory diseases involving two complementary sets of targets. The first set of targets relate to GPCRs. Historically, GPCRs have been some of the most amenable targets for developing commercially successful pharmaceuticals, such as beta-blockers, antihistamines, and most anti-psychotics and anti-depressants. Endothelin receptors, targeted by Thelin™ and TBC3711, are examples of GPCRs.

      Encysive also has developed expertise in pharmacologically intervening in the intravascular inflammatory cascade, representing a second set of intravascular targets. Bimosiamose and TBC4746 are examples of drug candidates that we designed to target two distinct steps in this cascade, the selectins and VLA-4, respectively. Some of the targets in this cascade are GPCRs. Thus, we believe that our focus on endothelial cell and related vascular biology has opened up a broad range of disease targets with high unmet medical need.

Therapeutic Programs and Products in Development

      The following table summarizes the potential therapeutic indications and development status for certain of our clinical, preclinical and research product candidates and is qualified in its entirety by the more detailed information appearing elsewhere in this Form 10-K.

	Target Compound/			Commercialization
Program	Dose Form	Indication	Status(1)	Rights(2)
Thrombosis	Argatroban
	Intravenous	Anticoagulant therapy for prophylaxis or treatment of patients with HIT	Marketed product	GlaxoSmithKline

	Intravenous	Anticoagulant therapy for patients, with or at risk for HIT, undergoing PCI	Marketed product	GlaxoSmithKline

Vascular Disease	Endothelin(A) Receptor Antagonist
Thelin™ (Sitaxsentan)
	Oral	Pulmonary Arterial Hypertension	NDA submission anticipated (3)	Encysive

TBC3711
	Oral	Various	Phase I completed	Encysive

Other GPCRs

Preclinical 1
	Oral	Various	Preclinical	Encysive
Preclinical 2
	Intravenous	Various	Preclinical	Encysive

Vascular Inflammation	Selectin Antagonist (being developed by Revotar)
Bimosiamose

	Inhaled	Asthma	Phase IIa	Revotar

	Topical-North America	Psoriasis and atopic dermatitis	Phase IIa	Encysive
	Topical-Outside North America	Psoriasis and atopic dermatitis	Phase IIa	Revotar

VCAM/VLA-4 Antagonist
TBC4746
	Oral	Asthma	Preclinical	Schering Plough
		Multiple Sclerosis	Preclinical	Schering Plough

	Other Cell Adhesion Molecules	Various	Research	Encysive

(1)	Preclinical compounds are compounds undergoing toxicology and pharmaceutical development in preparation for human clinical testing. Research compounds are compounds undergoing basic evaluation and optimization to establish a lead clinical candidate.

(2)	Royalties are paid to Mitsubishi for sales of Argatroban and may be paid to Revotar for bimosiamose. We receive royalties for sales of Argatroban from GlaxoSmithKline. In the future, we may receive royalties from Revotar and Schering Plough.

(3)	While we initially expected an NDA, could be submitted to the FDA in April 2005, based on data collection progress, we currently believe the NDA may be submitted in May 2005.

Vascular Disease Program
THELIN™

      Background. Smooth muscle cells in the blood vessel are directly responsible for mediating vessel diameter. The regulation of blood flow depends on a delicate balance between physical and chemical stimuli that cause smooth muscle cells to relax (vasodilation) or contract (vasoconstriction). Chronic periods of excessive vasoconstriction in the peripheral circulation can lead to disturbances in blood pressure (hypertension) or heart function (congestive heart failure), whereas acute episodes of intense vasoconstriction (vasospasm) can restrict blood flow leading to severe tissue damage and organ failure (myocardial infarction or kidney failure). It has been determined that the vascular endothelium (innermost lining) plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances that regulate the balance between vasodilation and vasoconstriction.

      Endothelin is a peptide that is believed to play a critical role in the control of blood flow. The action of endothelin can be explained by its interactions on cell surfaces with two distinct receptors, ETA and ETB. In general, ETA receptors are associated with vasoconstriction, while ETB receptors are primarily associated with vasodilation. There is substantial evidence that endothelin is involved in a variety of diseases where blood flow is important. These include vasospasm, congestive heart failure and certain types of hypertension.

      Our research program in the vasospasm/hypertension area is aimed at developing small molecules that inhibit the binding of endothelin to its cell surface receptors. Our scientists believe that specific agents for each receptor subtype may provide the best clinical utility and safety. Our initial focus has been to develop a highly potent and selective small molecule based ETA receptor antagonist. An antagonist, or inhibitor, blocks the effects of a ligand at its receptor. A ligand is a chemical messenger, which binds to a specific site on a target molecule or cell. Our scientists have discovered a novel class of low molecular weight compounds that antagonize endothelin binding to the ETA receptor with high potency. We identified lead compounds that mimic the ability of endothelin to bind to the ETA receptor. We then used further optimization techniques to develop more potent compounds until the current series of lead candidates were identified. In addition to their ability to block endothelin binding to its receptor, these compounds functionally inhibit endothelin action on isolated blood vessels outside the body acting as full, competitive antagonists. The lead compounds in this series have been shown to exhibit efficacy inside the body using various animal models. In addition, Thelin™ and bosentan have demonstrated efficacy in human clinical trials, including patients with pulmonary hypertension.

      Current Therapies. Current treatments for PAH remain unsatisfactory and new treatments are needed. At present, epoprostenol (Flolan® owned by GSK), bosentan (Tracleer® owned by Actelion), iloprost (Ventavis™ owned by Cotherix, Inc.) and treprostinil (Remodulin® owned by United Therapeutics) are treatments currently approved by the FDA for patients with PAH.

      Epoprostenol, a vasodilator requiring continuous infusion through a central venous catheter and special infusion pump, is costly, is associated with significant adverse events including those related to its delivery, and is typically reserved by clinicians for patients with the most severe symptoms, WHO or New York Heart Association (NYHA) functional class IV status. Bosentan, a nonselective ET-1 receptor antagonist, is the first oral agent approved for the treatment of PAH and is indicated in patients with moderate to severe NYHA/WHO functional class III and IV symptoms. Bosentan is also associated with significant potential for hepatotoxicity, teratogenicity and reduction of male fertility. Iloprost, a synthetic analogue of prostacylin, requires administration through inhalation using a nebulizer. During clinical trials, iloprost was administered six to nine times a day. Treprostinil, a prostaglandin analog requiring administration through a chronic subcutaneous pump, is associated with a high incidence of local injection site reactions. A selective oral endothelin antagonist, if successful, may provide a significant benefit to these patients.

      Product Candidate — sitaxsentan — Thelin™. Our lead endothelin antagonist, Thelin™, is being developed for the indication of PAH. PAH is a disease with high mortality and an average survival time of approximately three years from the time of diagnosis in the pre-drug era. Thelin™, a highly selective endothelin-A receptor antagonist, may provide a distinct advantage over current therapies including the non-selective endothelin receptor antagonist Tracleer®.

      Clinical Trial Status — To date, we have conducted Phase II studies with Thelin™ in three diseases — congestive heart failure, essential hypertension and PAH. In the first Phase II study of Thelin™ in PAH patients, Thelin™ demonstrated significant benefits in six-minute walking distance, certain key hemodynamic measurements and change in NYHA functional class. In a follow-on extension to this trial, two patients developed treatment-related hepatitis and one of these patients died. Following analysis of this trial and its extension and subsequent discussion with the FDA, in the second quarter of 2001, Encysive, L.P., or ELP, initiated a second Phase IIb/III clinical trial (STRIDE 1) of Thelin™ in PAH patients, but at lower doses than previously studied. The results from STRIDE 1 were encouraging and were the basis for continued development. In June 2003, we received a SPA confirming that the results from STRIDE 1 and a proposed Phase III pivotal clinical trial, STRIDE 2, together with planned supportive trials, would be sufficient for the submission to the FDA of an NDA for Thelin™. Additionally, the number of patient exposures for safety purposes was agreed to in the SPA.

      In January 2005, we successfully completed STRIDE 2, a Phase III pivotal clinical trial that enrolled 246 patients with Class II-IV PAH, as classified by WHO, of primary or secondary causes. STRIDE 2 had an 18 week duration and tested two doses of Thelin™ (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized bosentan arm was included. A total of 55 centers in North America, Europe, Israel and Australia participated. The primary endpoint of STRIDE 2 was a six-minute walk distance, and secondary endpoints included change in functional class, shortness of breath and the occurrence of clinical deterioration events. Top-line data was reported during February 2005. While we initially expected an NDA could be submitted to the FDA in April 2005, based on current data collection progress, we currently believe the NDA may be submitted in May 2005.

      STRIDE 2 Top-line Data — The trial met its primary endpoint of improved six minute walk distance in patients receiving a 100 mg dose of Thelin™, with a placebo-subtracted improvement of 31.4 meters (p=0.03). A p value of less then 0.05 is generally taken to mean that the observation was unlikely to occur by chance alone and is therefore likely to be true. A 50 mg dose of Thelin™ improved six minute walk by 24.2 meters, and bosentan (Tracleer®), currently the only approved oral agent for treating PAH, improved six minute walk by 29.5 meters. As expected, placebo patients worsened in six minute walk over the 18-week period of the trial. WHO functional class also improved significantly at the 100 mg dose of Thelin™ versus placebo (p=0.04). There were five clinical worsening events in the 100 mg patient group, seven events in the 50 mg group, 15 events in the bosentan group, and 13 in the placebo group.

      The 100 mg dose of Thelin™ continued to demonstrate an encouraging safety profile. Liver function abnormalities (elevation in liver enzymes to levels greater than 3 times the upper limit of normal) occurred in 3.2% of patients in the 100 mg Thelin™ group, compared to 11.5% in the bosentan group and 6.5% in the placebo group. Premature discontinuations due to safety or efficacy occurred in four patients at the 100 mg Thelin™ dose, eight at the 50 mg Thelin™ dose, nine in the bosentan group and 11 in the placebo group. Of these patients, adverse events contributed to the discontinuation of two patients in the 100 mg Thelin™ group, four in the 50 mg Thelin™ group, six in the bosentan group and six in the placebo group.

      A 50 mg dose of Thelin™ was included in STRIDE 2 to complete dose ranging and document the low end of the dose response curve. STRIDE 2 results for the 50 mg dose were consistent with the results of STRIDE 4 and STRIDE 6, indicating that the 50 mg dose was below the threshold for efficacy. We do not plan to seek its approval as an adult dose. In STRIDE 2, the 50 mg dose of Thelin™ improved placebo-subtracted six minute walk by 24.2 meters. Liver function abnormalities occurred in 5.4% of patients in the 50 mg Thelin™ group.

      No serious bleeding episodes were reported in the study. Three patients had bleeding episodes in the presence of elevated INRs, one each on placebo, and 50 and 100 mg of Thelin™. The most frequent adverse events that occurred in patients receiving Thelin™, which were more common than in placebo-treated patients, were peripheral edema (100 mg), insomnia (50 mg), chest discomfort (50 mg), sinus congestion (100 mg), nausea (50 mg), upper abdominal pain (50 mg) and increased INRs (100 mg).

      Product Candidate — TBC3711. TBC3711 is our second endothelin antagonist compound and has been selected as the next clinical candidate. We believe TBC3711 is more selective and more potent than Thelin™ and that a potential market opportunity for TBC3711 exists for the treatment of PAH and other diseases. TBC3711 has completed Phase I clinical development and we expect to initiate a Phase II dose ranging study by the end of 2005.

      Other Indications — We believe endothelin antagonist compounds may provide therapeutic value and we are evaluating additional clinical trials in several other indications.

      Competition — We will have significant competition for sales of Thelin™ should we receive regulatory approval. Actelion Ltd., a biotechnology company located in Switzerland, markets Tracleer® (bosentan) for the treatment of PAH in the United States and Europe. Myogen, Inc. is currently in Phase III clinical development with ambrisentan, a mildly-selective endothelin antagonist being studied for the treatment of PAH. In addition to endothelin antagonists, Pfizer Inc. has filed an NDA with the FDA and submitted its dossier to regulatory authorities in Europe for Revatio™ (sildenafil citrate) as a treatment for PAH. Sildenafil is the active ingredient in Viagra®, Pfizer’s erectile dysfunction medication. If phosphodiesterase 5 inhibitors such as sildenafil are approved for treatment in PAH patients, we believe they will be used as first-line and as additive therapy with endothelin antagonists.

      A number of companies, including Abbott Laboratories and Myogen, Inc., have ETA receptor antagonist compounds being studied in areas other than PAH. Abbott is studying atrasentan in studies of several types of prostate cancer. Myogen is conducting a Phase IIb trial of darusentan in resistant systolic hypertension.

Thrombosis Program
ARGATROBAN

      Background — In clinical use for over 50 years, heparin is an important and widely used anticoagulant for the prevention or treatment of thromboembolic disease and numerous other applications. Unfortunately, heparin can cause serious adverse events. One of the most important of these is HIT. HIT was first identified in the 1970s and emerged in the 1990s as one of the foremost immunohematologic issues confronting physicians.

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

      Current Therapies — Argatroban is a synthetic direct thrombin inhibitor developed in response to the urgent clinical need for a safe and effective alternative to heparin in HIT, with or without thrombosis. Argatroban meets the requirements of the ideal anticoagulant for both the prevention and treatment of HIT and associated thrombotic complications. As the first and only direct thrombin inhibitor approved for both the prevention and treatment of thrombosis in HIT, Argatroban provides physicians with an effective anticoagulant that does not interact with heparin-dependent antibodies, offers a predictable dose-response relationship and is minimally monitored.

      Clinical Trial Status — During 2002, we completed ARGIS-I, a multi-center, placebo-controlled Phase II clinical trial for the use of Argatroban, as monotherapy, in patients with ischemic stroke. During February 2003, we reported the Phase II trial results met the primary endpoint related to safety. In light of a lack of an overall efficacy trend, and the high risk and high costs associated with stroke trials, we do not plan to proceed independently with a full Phase III program. However, given the relatively positive safety outcome, and the high rate of stroke occurrence in HIT patients, some physicians may choose to use Argatroban in place of heparin in some patient populations. Argatroban is approved and sold in Japan by Mitsubishi, the licensor of Argatroban, as mono-therapy for an indication of acute ischemic stroke. A pediatric study is underway that could prolong exclusivity in the U.S. to the end of 2005.

Vascular Inflammation Program

      Background — Inflammation is the body’s natural defense mechanism that fends off bacterial, viral and parasitic infections. The inflammatory response involves a series of events by which the body attempts to limit or destroy a foreign agent. These steps include the production of proteins that attract white blood cells to the site of inflammation, the production of chemicals to destroy the foreign agent and the removal of the resulting debris. This process is normally self-limiting and not harmful to the individual. However, in certain instances, the process may be overly active, such as during an acute asthma attack where an immediate inflammatory reaction occurs. In addition, in diseases such as atherosclerosis or rheumatoid arthritis, the inflammatory reaction leads to a build up of white blood cells and debris at the inflammation site that causes tissue damage over longer periods of time.

      The initial interaction between white blood cells and the endothelial cell layer is mediated by a group of adhesion molecules known as selectins. The selectins are a family of three proteins, two of which are found on inflamed endothelium, which bind to the carbohydrate sialyl Lewis x, also referred to as sLe(X), found on the surface of white blood cells. White blood cells are able to migrate into inflamed areas because sLe(X) present on the surface of white blood cells binds to selectin molecules present on activated endothelium. This binding slows the flow of white blood cells through the bloodstream. This is one of the first steps in the movement of white blood cells from the blood into the tissue. The second step in this process is vascular cell adhesion molecule, referred to as VCAM, mediated white blood cell attachment and migration which helps to localize white blood cells in areas of injury or infection. The presence of VCAM at sites of endothelial injury leads to an accumulation at these sites of VLA-4, which are contained in white blood cells. Such accumulation can provoke an inflammatory response.

      Current Therapies — The major anti-inflammatory compounds are corticosteroids, leukotriene blockers and immunosuppressants such as cyclosporin. While effective, the time to onset of action of these compounds may be significant. Corticosteroids also have significant side effects including growth suppression in children, cataract formation and general intolerance. The antagonist compounds we are developing may provide efficacy with fewer of these side effects.

      Product Candidate — Bimosiamose is being developed by Revotar, our majority-owned affiliate. Our scientists have developed a computer model of the selectin/sLe(X) complex and used it to produce a novel class of synthetic, small molecule compounds that inhibit the selectin-mediated cellular adhesion that occurs during inflammation. The lead compound in the series, bimosiamose, has shown efficacy both in cell-based and biochemical assays, and in animal models of inflammation.

      German Affiliate — Revotar Biopharmaceuticals, AG. During 2000, Revotar, a German company, was formed and we retained a 55.2% ownership percentage. With headquarters in Berlin, Germany, Revotar was formed to perform research and development of novel small molecule compounds and to develop and commercialize selectin antagonists that we licensed to Revotar. Upon formation, we licensed to Revotar certain development and commercialization rights to Encysive’s selectin antagonist compounds as well as rights to certain other Encysive research technology for use in certain territories. Revotar also received approximately $5 million in funding from three German venture capital funds and has access to certain German government scientific grants. We amended our license and research agreement with Revotar during 2003 to better reflect the commercial priorities of each company. Under the amended agreement, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. Encysive has exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. Under the amended agreement, each party has certain revenue sharing and royalty obligations.

      In 2002, the stockholders of Revotar executed an agreement to provide Revotar approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced our commitment of approximately $3.4 million and Revotar’s minority shareholders have advanced their commitment of approximately 1.3 million Euros to Revotar as of December 31, 2004. We believe that Revotar’s existing funds and proceeds under German government scientific grants will be sufficient to fund Revotar into April of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings. We cannot assure you that such funding will be available on acceptable terms. In addition, the stockholders of Revotar are considering other changes to Revotar’s structure to provide it with additional capital including, among other things, additional equity investments by the minority stockholders and changes to intellectual property rights. Revotar is also actively seeking a partner or partners for the inhaled indications of bimosiamose. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties. During 2004, to conserve cash, Revotar terminated a research agreement regarding macrophage migration inhibitory factor with the Fraunhofer Institute in Stuttgart, Germany.

      Clinical Trial Status — A Phase IIa clinical trial with an inhaled form of bimosiamose was completed and positive preliminary results were released in 2003. A Phase IIa clinical trial in psoriasis and atopic dermatitis commenced during the fourth quarter of 2003 using a topical formulation of biosiamose. The results of the Phase IIa clinical trial showed a decline in thickness of the psoriatic plaque. Revotar is evaluating additional clinical trials of bimosiamose.

      Product Candidate — VCAM/VLA-4 Antagonists. We have also identified antagonists for the VCAM-dependent intercellular adhesion observed in asthma, which blocks the ability of white blood cells to interact through VCAM and VLA-4. VLA-4 antagonists represent a new class of compounds that has shown promise in multiple preclinical animal models of asthma. These lead compounds are being modified in an attempt to develop an orally available clinical candidate. In preclinical animal studies, our scientists have demonstrated that a small molecule VLA-4 antagonist can be effective in blocking acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. During 2002, TBC4746 was nominated as a clinical candidate and pursuant to our agreement with Schering-Plough, we received a milestone payment. Schering-Plough has recently completed pre-clinical development with TBC4746, an oral VLA-4 antagonist, and has informed us that they intend to initiate studies in human volunteers.

      Research Collaboration with Schering-Plough. — On June 30, 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. The primary focus of the collaboration is to discover orally available VLA-4 antagonists as treatments for asthma. Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from Encysive’s library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. Encysive was responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported research at Encysive and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. During 2002, TBC4746 was nominated as a clinical candidate and pursuant to our agreement with Schering-Plough, we received a milestone payment. Additionally, on June 30, 2004, Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement.

      Competition — Several companies have programs aimed at inhibiting cell adhesion molecules and integrins, like VCAM/VLA-4. During 2004, Biogen Idec, Inc. and Elan Corporation plc began marketing Tysabri® (natalizumab), a monoclonal antibody against VLA-4 for the treatment of patients with relapsing forms of multiple sclerosis, to reduce the frequency of clinical exacerbations. However, Biogen and Elan have now suspended sales and marketing of Tysabri® after one patient died and another developed a serious disease of the central nervous system.

Vascular Disease

      Background and current status — Many disease processes involve changes in blood vessels and heart tissue. There are numerous mediators, like endothelin, that may contribute to the development of these diseases. Several of these act through GPCRs, to carry out their action. We are conducting research GPCRs to identify inhibitors that could be useful in treating diseases including chronic heart failure, ischemic stroke and acute myocardial infarction. There are numerous companies studying these and other GPCRs. We believe our projects are competitive with these other programs.

Research and Development Collaborations and Licensing Agreements

      We have established, and intend to continue to establish, collaborations with a number of corporations, research institutions and scientists to further our research and development objectives and expedite the commercialization of our products. Our major licensing and collaboration agreements are summarized below:

      Mitsubishi Pharma Corporation — We entered into an agreement with Mitsubishi to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2004, we had paid Mitsubishi approximately $959,000 in royalty payments under the agreement. We have also paid Mitsubishi a $500,000 milestone payment under the agreement, and no additional milestone payments are payable to Mitsubishi under the agreement. Either party may terminate the agreement if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy, and such default or event of default is not cured in 60 days. Unless terminated sooner, the agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we would lose all rights to Argatroban including our right to receive revenues from the sale of Argatroban. Under the agreement, we have access to a formulation patent granted in the U.S. in 1993, which has been extended and now expires in 2014 and a process patent that expires in 2017. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries and up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes. Additional milestones are dependent on further development of Argatroban in the indication of ischemic stroke. During 2002, we completed a Phase II human clinical trial for Argatroban as a monotherapy treatment for acute ischemic stroke. The clinical trial met the primary safety endpoint and showed positive results in the secondary safety endpoint. In light of a lack of an overall efficacy trend and the high risk and high costs associated with stroke trials, we do not plan to proceed independently with a full Phase III program.

      GlaxoSmithKline — In connection with our development and commercialization of Argatroban, in August 1997, we entered into an agreement with GSK whereby GSK was granted an exclusive sublicense in the U.S. and Canada for the indications of Argatroban that we have licensed from Mitsubishi. GSK has paid $8.5 million in upfront license fees and $12.5 million in milestone payments. No additional license fees or milestone payments are payable to us by GSK under the agreement.

      The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as PCI) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. As of December 31, 2004, we had received approximately $21.3 million in royalty payments from GSK under the agreement. We will retain the rights to any indications that GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that we may not grant marketing rights to any third parties, and must use our own sales force to commercialize any such indications. Any indications that GSK and Encysive elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and Encysive to commercialize these indications at Encysive’s election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use, and if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK’s right to commercialize the indication, with GSK having the first opportunity to commercialize.

      The agreement with GSK generally terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country-by-country basis by giving us at least three months written notice that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or becomes insolvent. If our agreement with GSK is terminated, we would no longer receive royalties from GSK’s sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban. We agreed to pay an agent involved in the negotiation of this agreement a fee based on a percentage of all consideration we receive, including royalties, from sales of Argatroban.

      At present, Mitsubishi is the only manufacturer of Argatroban, and has entered into an agreement with GSK to supply Argatroban in bulk to meet GSK’s needs. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the agreement provides for the nonexclusive transfer of the production technology to GSK. If GSK cannot commence manufacturing of Argatroban in a timely manner or if alternate sources of supply are unavailable or uneconomical, our results of operations would be harmed. GSK has informed us that they will be finishing and packaging in a GSK facility in the future.

      Encysive L.P. — In June 2000, we entered into a limited partnership agreement with ICOS to form ICOS-TBC, L.P., also referred to as ICOS-TBC. The partnership was formed to develop and globally commercialize endothelin-A receptor antagonists from the Encysive endothelin antagonist program. ICOS-TBC made an upfront license fee payment and milestone payment for the development and commercialization of products resulting from the collaboration and the partners equally funded the cost of research and development through the end of 2002. In January 2003, ICOS informed us that they had reached a conclusion that joint development of the endothelin receptor antagonist program should not continue, and Encysive agreed to be responsible for all costs of the program thereafter. In April 2003, we purchased ICOS’s interest in ICOS-TBC and changed the name of ICOS-TBC to Encysive, L.P. The results of Encysive, L.P. are included in our consolidated financial statements for all periods subsequent to March 2003.

      Schering-Plough — In June 2000, Encysive and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists, with Schering-Plough having rights to a second integrin antagonist target. In addition to funding research costs, Schering-Plough paid Encysive an aggregate of $4 million in upfront license fees and milestone payments, and may pay us additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. We are not currently developing the second integrin antagonist. Schering-Plough will also pay us royalties on product sales resulting from the agreement. As of December 31, 2004, we had received approximately $13.3 million in research payments from Schering-Plough under the agreement. See Note 9 to the Consolidated Financial Statements for a discussion of this transaction. On June 30, 2004, Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement. If this agreement is terminated, we will lose Schering-Plough’s funding for development milestones and royalties on product sales resulting from the agreement.

      Revotar Biopharmaceuticals, AG — During September 2000, Revotar was formed and we transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. See Note 10 to the Consolidated Financial Statements for a discussion of this transaction. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. We have exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. The primary focus of Revotar has been on the design and initiation of a Phase I trial for bimosiamose using the inhaled formulation of the drug, which was completed during 2001. A Phase IIa clinical trial was completed in Germany utilizing an injectable form of bimosiamose as a proof-of-concept for psoriasis, and demonstrated activity. A Phase IIa clinical trial with an inhaled form of bimosiamose was completed and positive preliminary results were released in 2003. A Phase IIa clinical trial in psoriasis and atopic dermatitis was completed during 2004 using a topical formulation. The results of the Phase IIa clinical trial showed a decline in thickness of the psoriatic plaque. Revotar is evaluating the conduct of additional clinical trials for bimosiamose.

      Our license agreement with Revotar provides that we will receive royalties from Revotar based on sales of products by Revotar or its licensees, and in certain events, we will receive a portion of royalties, license fees and milestones received by Revotar from its licensees, if any. Revotar will also receive royalties on sales of products by us and our licensees.

Licenses and Patents

      Because of the substantial length of time and expense associated with developing new pharmaceutical products, the biotechnology industry places considerable importance on intellectual property protection for new technologies, products and processes. Our policy is to file patent applications to protect our technology, inventions and improvements that are important to the development of our business. We have 7 pending U.S. patent applications and 35 issued U.S. patents covering compounds, pharmaceutical compositions or methods of treatment including selectin inhibitors, endothelin antagonists and VCAM/VLA-4 antagonists. In addition, we have exclusive licenses to three patents covering rational drug design technology. We have also filed patent applications in certain foreign jurisdictions covering projects that are the subject of U.S. applications and intend to file additional patent applications as our research projects develop.

      We in-licensed the U.S. and Canadian rights to Argatroban in 1993, which included access to a formulation patent granted in 1993, which has been extended and now expires in 2014 and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired. We have access to other patents held by Mitsubishi; however, these are not being utilized currently. Argatroban received FDA approval on June 30, 2000. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Hatch-Waxman Act that provides protection from competition until June 30, 2005. We can obtain an extension under Hatch-Waxman until December 31, 2005 under certain circumstances pertaining to submission of pediatric data. Following expiration of Hatch-Waxman protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents.

      Other patents relevant to our key therapeutic programs are set forth in the following table:

Program	Product	US Patent No.	Expiration	Relevance
Inflammation	Bimosiamose (TBC1269)	US 5,622,937	April 29, 2014	Composition of matter patent for TBC1269 (bimosiamose)
	Bimosiamose (TBC1269)	US 5,712,387	May 20, 2016	Process patent for bimosiamose synthesis
	Integrin/VLA-4	US 6,262,084	April 15, 2019	Composition of matter patents for integrin antagonists
	Integrin/VLA-4	US 6,194,448	April 15, 2019	Composition of matter patents for integrin antagonists
	Integrin/VLA-4	US 6,096,773	April 15, 2019	Composition of matter patents for integrin antagonists
Vascular Disease	Endothelin receptor antagonist*	US 6,342,610	November 5, 2013	Composition of matter patent for endothelin antagonists
	Endothelin receptor antagonist*	US 6,432,994	April 28, 2017	Composition of matter patent for endothelin antagonists

* (Including Thelin™)

      The patent positions of biopharmaceutical firms, including us, are uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of our applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, commonly known as the PTO, to determine priority of invention, which could result in substantial cost to us even if the eventual outcome is favorable to us. We have no interference proceedings pending. We cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction.

      The development of therapeutic products for cardiovascular applications is intensely competitive. Many pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications or patents may be competitive with our applications or conflict in certain respects with claims made under our applications. Such conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, we could be subject to significant liabilities to third parties, be required to license disputed rights from third parties, or be required to cease using such technology. We cannot assure you that we would be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology.

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

      We require our employees, consultants, members of our scientific advisory board, outside scientific collaborators and sponsored researchers and certain other advisors to enter into confidentiality agreements with us that contain assignment of invention clauses. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreements provide that all inventions conceived by the employee are our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Government Regulation

      The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as:

•	warning letters;

•	civil penalties;

•	clinical hold;

•	criminal prosecution;

•	injunctions;

•	product seizure;

•	product recalls;

•	total or partial suspension of production; and

•	FDA refusal to approve pending NDA applications or NDA supplements to approved applications.

      The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

•	preclinical laboratory tests, animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical testing may commence;

•	adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication;

•	the submission of an NDA to the FDA; and

•	FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

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

      Clinical trials to support NDAs are typically conducted in three sequential phases which may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population to:

•	determine dosage tolerance and optimal dosage;

•	identify possible adverse effects and safety risks; and

•	preliminarily support the efficacy of the drug in specific, targeted indications.

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

      After completion of successful clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product’s chemistry, pharmacology and manufacture. The cost of an NDA is substantial.

      The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA will determine if the NDA will receive a priority or a standard review. Currently, for a priority review, the FDA takes approximately six months to review the NDA and respond to an applicant. For a standard review, the FDA takes approximately twelve months to review the NDA and respond to the applicant. In 1997, Congress enacted the Food and Drug Administration Modernization Act, in part, to ensure the availability of safe and effective drugs by expediting the FDA review process for certain new products. This act establishes a statutory program for the approval of fast track products (those drugs which address unmet medical needs for serious and life-threatening conditions). Under this act, the FDA has six months to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

      If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter or, in some cases, an approvable letter followed by an approval letter. The approvable letter may contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions, commonly referred to as Phase IV trials.

      If the FDA’s evaluation of either the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

      Manufacturing — Each domestic drug manufacturing facility must be registered with the FDA. Domestic drug manufacturing establishments are subject to periodic inspection by the FDA and must comply with cGMP. Further, we or our third party manufacturer must pass a preapproval inspection of our or its manufacturing facilities by the FDA before obtaining marketing approval of any products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA. We use and will continue to use third party manufacturers to produce our products in clinical and commercial quantities. There can be no guarantee that future FDA inspections will proceed without any compliance issues requiring the expenditure of money or other resources.

      Foreign Regulation of Drug Compounds — Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities is necessary in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

      In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure provides for the grant of a single marketing authorization, which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products, which are not subject to the centralized procedure. We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. We expect to file in the European Union in the third quarter of 2005. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all. During 2004, we obtained orphan drug designation from the European Commission for Thelin™.

      Hazardous Materials — Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we have not had any claims to date on our general liability insurance relative to hazardous materials and although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result. This liability could exceed our financial resources or not be covered by our general liability insurance, which has a policy limit of $7 million. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

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

      We believe that our ability to compete successfully will depend on our ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific and other personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market products through other companies, through co-promotion agreements or alone. Many of our competitors have substantially greater financial, marketing, and human resources than we do. We expect to encounter significant competition.

Manufacturing and Marketing

      We rely on our internal resources and third-party manufacturers to produce compounds for preclinical development. Currently, we have no manufacturing facilities for either the production of compounds or the manufacture of final dosage forms. We believe small molecule drugs are less expensive to manufacture than protein-based therapeutics and that all of our existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.

      We have established supply arrangements with third-party manufacturers for certain clinical trials and have established and expect to establish supply arrangements ultimately for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. Our long-range plan may involve establishing internal manufacturing of small molecule therapeutics, including the ability to formulate, fill, label, package and distribute our products. However, for the foreseeable future we plan to outsource such manufacturing. We do not anticipate developing an internal manufacturing capability for some time, nor are we able to determine which of our potential products, if any, will be appropriate for internal manufacturing. The primary factors we will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. Pursuant to our agreement with GSK, GSK entered into an agreement with Mitsubishi regarding the manufacture and supply of Argatroban, and we do not, therefore, have any direct responsibility regarding the manufacture and supply of Argatroban as it relates to the agreement with GSK. In anticipation of the assumed successful completion of STRIDE 2 and approval of Thelin™ by the FDA and other regulatory bodies, we have initiated preparations for an eventual product launch. At the present time, we have contracted with a single supplier for the supply of bulk Thelin™. Although the supplier has two manufacturing sites capable of producing Thelin™, we cannot provide assurance that this will be adequate to insure uninterrupted supply to satisfy our needs for clinical trials and commercialization. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs.

Employees

      As of December 31, 2004, we employed 117 individuals in the U.S. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that relations with our employees are good. We also maintain consulting agreements with a number of scientists at various universities and other research institutions.

Financial Information About Geographic Locations

      A summary of our long-lived assets and revenues in different geographic locations, and our sources of revenues are described in Note 6 to our consolidated financial statements, which is incorporated herein by reference.

Available Information

      Our Internet website can be found at www.encysive.com. We make available free of charge, or through the “Investor Relations” section of our Internet website at www.encysive.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission.

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

      In November 2000, we began to market our first product, Argatroban, through our agreement with GSK. However, the royalties produced to date by Argatroban have not made us profitable. To date, the majority of our resources have been dedicated to the research and development of Argatroban, Thelin™ and other small molecule drugs for certain vascular and related inflammatory diseases. The commercial applications of our product candidates will require further investment, research, development, preclinical and clinical testing and regulatory approvals, both foreign and domestic. We cannot assure you that we will be able to develop, produce at reasonable cost, or market successfully any of our product candidates. Further, these product candidates may need to be delivered by means other than orally, such as intravenous or inhalation, which may prevent or limit their commercial use. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban and Thelin™, or the use of our products in new indications, may not be commercially available for a number of years, if at all, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.

We have a history of losses and we may never become profitable.

      We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. At December 31, 2004, we had an accumulated deficit of approximately $238.1 million, and for the fiscal years ended December 31, 2004, 2003 and 2002 we have incurred net losses of approximately $54.7 million, $35.3 million and, $23.5 million, respectively. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.

If we are unable to raise additional capital when needed, we will be unable to conduct our operations and develop our potential products.

      We have financed our research and development activities and other operations primarily through public and private offerings of our common stock and from funds received through our development and funding collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. In September 2004, we sold 4,600,000 shares of common stock in a public offering and realized net proceeds of approximately $35.6 million. As of December 31, 2004, we had cash, cash equivalents and investments in marketable securities of approximately $69.1 million.

      We expect to continue to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of diseases of the vascular endothelium. We also anticipate that our operating expenses will increase in subsequent years because:

•	if Thelin™ receives regulatory approval, we will incur significant commercialization expenses;

•	we expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and expect to begin to incur costs for clinical trials related to additional compounds;

•	we expect to incur additional costs in future periods related to Argatroban in complying with ongoing FDA requirements and possible clinical trial expenditures for additional therapeutic indications; and

•	we expect to incur significant expenses, such as conducting market research and preparation of educational materials, in anticipation of receiving regulatory approval for Thelin™.

      We anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements into the fourth quarter of 2005. We also anticipate that we will need to secure additional funds to continue the required levels of research and development to complete the development of and submit an NDA for Thelin™, to commercialize Thelin™ and to reach our other current long-term goals. While we initially expected an NDA could be submitted to the FDA in April 2005, based on data collection progress, we currently believe the NDA may be submitted in May 2005. We intend to seek such additional funding through collaborative arrangements and/or through public or private financings, if required. Our strategy for managing our capital requirements may include seeking to license rights to Thelin™ for select markets while preferably retaining North American rights. However, we continue to assess the option of marketing Thelin™ on our own worldwide. We cannot assure you that licensing arrangements will be available on acceptable terms. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources. In early 2003, we implemented changes to reduce our operating costs, including reducing our research and administration staff. We may make further cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research or development programs, curtailing capital expenditures or reducing business development and other operating activities. We may also consider seeking collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available or relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

Endothelin antagonists as a class may generate liver and fetal abnormalities.

      Liver and fetal abnormalities have previously been recognized as complications related to the endothelin antagonist class of drug. In a follow-on extension of the Phase II study, two patients developed treatment-related hepatitis and one of these patients died. Fetal abnormalities with respect to this class of drug have been detected in animal studies. Liver abnormalities in patients treated with Thelin™ in the STRIDE 1 and STRIDE 2 trials reversed in all cases with discontinuation of the drug except for one patient who at last available follow-up is improved but not yet fully reversed.

      We cannot assure you that similar liver abnormalities will not occur in other clinical studies related to our endothelin development program or in commercial usage after approval. If we are unable to clearly demonstrate that Thelin™ provides an acceptable risk-benefit profile as compared to currently approved therapies, we are not likely to receive regulatory approval to market Thelin™, which would have a material adverse affect on our ability to generate meaningful revenue or achieving profitability.

We may experience significant fluctuations in our operating results.

      We have historically experienced, and expect to continue to experience for the foreseeable future, significant fluctuations in our operating results. These fluctuations are due to a number of factors, many of which are outside of our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

•	demand for our products;

•	cost of product sales;

•	achievement and timing of research and development milestones;

•	cost and timing of clinical trials and regulatory approvals for our products;

•	marketing and other expenses;

•	manufacturing or supply disruptions;

•	the timing of the introduction and market acceptance of new products by us or competing companies; and

•	the timing and magnitude of certain research and development expenses.

We face substantial competition that may result in others developing and commercializing products more successfully than we do.

      The biopharmaceutical industry is highly competitive. Our success will depend on our ability to develop products and apply technology and to establish and maintain a market for our products. Potential competitors in the U.S. and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us or may obtain FDA and other applicable regulatory approval for products more rapidly than we are able.

      Should we receive regulatory approval, we will have significant competition from other companies for Thelin™ for the treatment of PAH. These include:

•	A number of companies, including Abbott Laboratories and Myogen, Inc., have ETA compounds in clinical development. While Abbott Laboratories’ compound is presently being evaluated for treatment of cancer, we cannot assure you that it will not compete with Thelin™. Myogen is conducting two Phase III trials for ambrisentan in PAH. If Myogen’s compound receives regulatory approval, it will be in competition with Thelin™.

•	Actelion Ltd., a biotechnology company located in Switzerland, markets Tracleer® (bosentan) for the treatment of PAH in the United States and Europe.

•	In addition to endothelin antagonists, Pfizer Inc. conducted clinical trials of Revatio™, a tradename for Viagra®, in PAH and based on the results of those trials, filed a supplemental NDA with the FDA for approval of Revatio™ in PAH. If phosphodiesterase 5 inhibitors such as Revatio™ are approved for treatment in PAH patients, we believe they will be used as first-line therapy and as additive or combination therapy with endothelin antagonists.

      We have significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:

•	Refludan®, which was approved by the FDA in 1997 for the treatment of HIT;

•	Orgaran®, which is a low molecular weight heparinoid that has been approved for the treatment of deep vein thrombosis, but is believed to be used without an approved indication (“off-label”) for the treatment of HIT in the U.S.; and

•	Angiomax®, which is approved for use in the U.S. as an anticoagulant in patients with unstable angina undergoing precutaneous transluminal coronary angioplasty.

      We may also face competition for Argatroban in indications other than HIT, when and if such indications are approved by the FDA, including:

•	Revasc®, which is used in the treatment of deep vein thrombosis following hip surgery and has received regulatory approval in Europe;

•	Angiomax®, which is in Phase III clinical trials for acute coronary syndromes and conducting clinical trials in HIT patients;

•	Arixtra®, which is approved for the prevention of deep vein thrombosis and pulmonary embolism; and

•	Melagatran, which is being developed as a treatment for deep vein thrombosis, has completed Phase III trials and is under regulatory review.

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

      We also entered into an agreement with GSK in 1997 whereby we granted an exclusive sublicense to GSK relating to the continued development and commercialization of Argatroban. This agreement provides for the payment of royalties and certain milestone payments upon the completion of various regulatory filings and receipt of regulatory approvals. The agreement generally terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the introduction of a substantial competitor for Argatroban by another pharmaceutical company. GSK also has the right to terminate the agreement on a country-by-country basis by giving us at least three months written notice based on a reasonable determination by GSK that the commercial profile of the therapeutic indication in question would not justify continued development or marketing in that country. In addition, either we or GSK may terminate our agreement if the other party defaults on its obligations under the agreement, declares bankruptcy or becomes insolvent, and such default or event of default is not cured in 60 days. If our agreement with GSK is terminated, we will no longer receive royalties from GSK’s sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban.

      As previously discussed, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. Under the terms of the agreement, Schering-Plough obtained the exclusive worldwide rights to develop, manufacture and market all compounds from our library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. We were responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported our research and reimburses us for costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. On June 30, 2004, Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement. If this agreement is terminated, we will lose Schering-Plough’s funding for development milestones and royalties on product sales resulting from the agreement.

      Our success will depend on these and any future strategic alliances. We cannot assure you that we will satisfy the conditions required to obtain additional research or milestone payments under the existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into future strategic alliances on acceptable terms. Our corporate partners may also develop the compounds we licensed to them or other drug products that may compete with ours. The termination of any existing strategic alliances or the inability to establish additional collaborative arrangements may limit our ability to develop our technology and may have a material adverse effect on our business and financial condition.

If Revotar is unable to obtain additional funding we may lose our rights to commercialize bimosiamose.

      Revotar is developing a selectin antagonist, bimosiamose, for the treatment of asthma and psoriasis. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflamatory indications as well as rights outside of North America for topical indications. We have exclusive worldwide rights for the use of bimosiamose in organ transplants, as well as exclusive North American rights to all topical indications. In 2002, we and the other stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced our commitment to Revotar as of December 31, 2004, and Revotar’s minority shareholders advanced their commitment of approximately 1.3 million Euros in 2003. We are not obligated to advance any funds to Revotar in excess of our $3.4 million commitment, and we have no present intention of advancing any other funds to Revotar in excess of such commitment. We believe that Revotar’s existing funds and proceeds under German government scientific grants will be sufficient to fund Revotar into April of 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings. We cannot assure you that such funding will be available on acceptable terms. In addition, the stockholders of Revotar are considering other changes to Revotar’s structure to provide it with additional capital including, among other things, additional equity investments by the minority shareholders and changes to intellectual property rights. Revotar is also actively seeking a partner or partners for the inhaled indications of bimosiamose. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

Use of our net operating losses for reducing our income tax expenses may be limited.

      At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $229.9 million, all of which are currently subject to a valuation allowance such that no deferred tax asset is reflected on our balance sheet with respect to such amounts. Such net operating losses expire during the years 2005 through 2024.

      The use of such net operating loss carryforwards and other tax attributes can be subject to an annual limitation if we experience an “ownership change” under Section 382 of the Internal Revenue Code, which generally occurs if we have a more than 50 percentage point change in the ownership of our stock in any rolling three-year period. The annual limitation is equal to our market value at the time of any such ownership change multiplied by the applicable long-term tax-exempt rate which is published monthly by the Internal Revenue Service. Any such limitation could materially limit the use of our net operating loss carryforwards and other tax attributes, perhaps causing them to expire unutilized.

      Based on our review, we do not believe that any of our net operating loss carryforwards or other tax attributes are currently subject to this limitation at this time. However, such a determination is complex and there can be no assurance that the Internal Revenue Service could not successfully challenge our conclusion. Future events including shifts in our stock ownership could trigger such a limitation which could have the effect of materially increasing our income tax expense and cash costs for income taxes.

      Even if our net operating losses are not subject to the limitations discussed above, we may be subject to the alternative minimum tax due to statutory limitations on the use of such net operating losses in computing this tax.

Risks Relating To Clinical and Regulatory Matters

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

      The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S. and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. The process of obtaining and maintaining regulatory approvals is lengthy, expensive and uncertain. It can also vary substantially, based on the type, complexity and novelty of the product. It is not possible to predict how long the approval processes of the FDA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval. For example, we licensed rights to Argatroban in 1993, and incurred costs, including preclinical research studies and clinical trials costs of approximately $43 million prior to its approval by the FDA in June 2000 for the treatment of thrombosis in patients with HIT. We are still incurring costs for the development of Thelin™, and our costs have already exceeded the cost of developing Argatroban. To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product candidate is safe and effective for the applicable disease. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials. Similar problems could delay or prevent us from obtaining approvals. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.

      Delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product to meet a regulatory agency’s requirements for safety, efficacy and quality may jeopardize the commercial launch of Thelin™ or other future products of ours, which would have a materially adverse impact on our ability to generate revenue and our ability to secure additional funding. Additionally, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

      In addition, we, or the FDA or other applicable regulatory agencies, might further delay or halt our clinical trials for various reasons, including but not limited to:

•	we may fail to comply with extensive FDA or other applicable regulatory agency regulations;

•	a product candidate may not appear to be more effective than current therapies;

•	a product candidate may have unforeseen or significant adverse side effects or other safety issues;

•	the time required to determine whether a product candidate is effective may be longer than expected;

•	we may be unable to adequately follow or evaluate patients after treatment with a product candidate;

•	patients may die or experience other significant adverse effects during a clinical trial because their disease is too advanced or because they experience medical problems that may not be related to the product candidate;

•	sufficient numbers of patients may not enroll in our clinical trials; or

•	we may be unable to produce sufficient quantities of a product candidate to complete the trial.

      Any delays or difficulties in obtaining regulatory approvals or clearances for our product candidates may:

•	adversely affect the marketing of any products we develop;

•	impose significant additional costs on us;

•	diminish any competitive advantages that we may attain; and

•	limit our ability to receive royalties and generate revenue and profits.

Legislative or regulatory changes may adversely impact out business.

      The FDA has designated our product, Thelin™, as an orphan drug under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In recent years Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, the approved drug for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we receive from these products.

      In addition, the United States government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:

•	the pricing of therapeutic products and medical devices in the United States or internationally;

•	the ability of consumers residing in the United States to purchase therapeutic products and medical devices that have been imported from manufacturers and distributors located outside of the United States; and

•	the amount of reimbursement available from governmental agencies or other third-party payers.

      New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, which relate to health care availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and necessitate revision of our research and development programs.

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

      We will need to conduct clinical studies of all of our product candidates; these studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could cause us to expend substantial additional funds or to delay or modify our plans significantly, which would harm our business, financial condition and results of operations. The factors that could contribute to such cost, delays or modifications include:

•	the cost of conducting human clinical trials for any potential product. These costs can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the development and financial support from corporate partners; and

•	intense competition in the pharmaceutical market, which may make it difficult for us to obtain sufficient patient populations or clinician support to conduct our clinical trials as planned. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate.

Even if we obtain marketing approval, our products will be subject to ongoing regulatory oversight, which may affect the success of our products.

      Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up Phase IV studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product or with the manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. We have not incurred any material expenses related to the post-marketing review of Argatroban; however, it is likely that post-marketing expenses for Thelin™ could be more significant than those incurred with Argatroban.

      If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Risks Related To Ongoing Operations

      We are dependent on qualified personnel.

      Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of our management and scientific staff including Bruce D. Given, M.D., our President and Chief Executive Officer, and Richard A. F. Dixon, Ph.D., our Senior Vice President, Research and Chief Scientific Officer, may impede our ability to bring products to market. Drs. Given and Dixon, as well as other members of our management team and scientific staff, have employment agreements with us, which provide for initial one-year terms that renew automatically for successive additional one-year periods unless either party provides notice at least 60 days before the scheduled expiration. We do not maintain key person insurance on any members of our management team and scientific staff. Our success is also dependent on our maintaining and expanding our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing in order to commercialize products. We presently do not have a field sales force and, assuming regulatory approval, we will need to hire and train qualified personnel in order to successfully commercialize Thelin™. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth in general could pose significant risks to our development and progress.

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

      Our research and development activities involve the use of hazardous materials. While we believe that we are currently in substantial compliance with federal, state, foreign and local laws and regulations governing the use of these materials, accidental injury or contamination may occur. Any such accident or contamination could result in substantial liabilities, which could exceed our financial resources or not be covered by our general liability insurance, which has a policy limit of $7 million. We do not carry specific insurance coverage for environmental contamination. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future.

We may be sued for product liability, which may prevent or interfere with the development or commercialization of our products.

      Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects, including death, may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Under the agreements with Mitsubishi and GSK, we also maintain product liability insurance to cover claims that may arise from the sale of Argatroban. Our existing coverage has policy limits of up to $15 million for claims arising from clinical trials or from the sale of Argatroban. If we receive regulatory approval to sell Thelin™, we will need additional product liability insurance coverage, which may not be available on commercially reasonable terms. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use or sale of our other products, including Thelin™, in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

      The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation

      For example, in connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended December 31, 2004, and the corresponding audit of that assessment by KPMG, LLP, our independent registered public accounting firm, KPMG identified significant deficiencies in our internal controls over financial reporting. None of these deficiencies was determined to be a “material weakness” in our controls, however. The Public Company Accounting Oversight Board defines a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We have taken the necessary steps to remedy such deficiencies in our internal controls within the required time periods and our management and KPMG concluded that as of December 31, 2004, they believed that our internal controls over financial reporting were effective. However, we cannot assure you that these measures or any future measures will enable us to avoid other significant deficiencies in the future.

Risks Relating to Product Manufacturing and Sales

      We have very limited manufacturing, marketing and sales experience.

      We have very limited manufacturing, marketing and product sales experience. If we develop any additional commercially marketable products, we cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital. The manufacture of pharmaceutical products, both inside and outside the United States, is highly regulated and complex. We, and the third parties we rely upon for the manufacture of our products, must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. The facilities used to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or European medical authorities’ approval and is very time-consuming. If we are unable to manage this process effectively or if an unforeseen event occurs at any facility, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage commercial prospects for our products and adversely affect operating results.

      Upon regulatory approval, we intend to commercialize Thelin™ in North America, and perhaps worldwide, through our own specialty sales force. As a result, we would face a number of additional risks, including:

•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing a marketing or sales force may not be justifiable in light of product revenues; and

•	our direct sales and marketing efforts may not be successful.

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

      At the present time, Mitsubishi is the only supplier of Argatroban in bulk form. Mitsubishi has entered into a supply agreement with GSK to supply Argatroban in bulk to meet GSK’s and our needs. Should Mitsubishi fail during any consecutive nine-month period to supply GSK with at least 80 percent of its requirements, and such requirements cannot be satisfied by existing inventories, the supply agreement with Mitsubishi provides for the nonexclusive transfer of the production technology to GSK. However, in the event Mitsubishi terminates supplying Argatroban or defaults in its supply commitment, we cannot assure you that GSK will be able to commence manufacturing of Argatroban in a timely manner or that alternate sources of bulk Argatroban will be available at reasonable cost, if at all. If GSK cannot commence the manufacturing of Argatroban or alternate sources of supply are unavailable or are not available on commercially reasonable terms, it could harm our profitability. In addition, finishing and packaging has only been arranged with one manufacturing facility in the U.S. GSK has informed us that they will be finishing and packaging in a GSK facility sometime in the future.

We are dependent on a single supplier of Thelin™.

      At the present time, we have contracted with a single supplier for the supply of bulk Thelin™. Although the supplier has two manufacturing sites capable of producing Thelin™, we cannot provide assurance that this will be adequate to insure uninterrupted supply to satisfy our needs for clinical trials and commercialization. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs.

Our products, even if approved by the FDA or foreign regulatory agencies, may not be accepted by health care providers, insurers or patients.

      If any of our products, including Argatroban and Thelin™, after receiving FDA or other foreign regulatory approval, fail to achieve or maintain market acceptance, our ability to become profitable or maintain profitability in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide and maintain acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement by government and private third-party payors for our products.

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

      Thelin™ belongs to a class of drug called endothelin antagonists, which may cause liver and fetal abnormalities. Tracleer® (bosentan), a product of Actelion, Inc., also belongs to this class of drug, and the FDA, as a condition for the approval of Tracleer®, required that Actelion distribute Tracleer® via a limited access program. A limited access program is a distribution system which seeks to manage the post-marketing risk of an approved medication through: (i) limited distribution of the medication through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; and (vi) an ongoing comprehensive program to monitor, collect, track and report adverse event and other safety related information from patients receiving the medication. We believe that since Thelin™ belongs to the same class of drug as Tracleer®, the FDA will require that Thelin™ be distributed though a limited access program that may make patient access and reimbursement more difficult.

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

      We actively seek patent protection for our proprietary technology, both in the U.S. and in other areas of the world. However, the patent positions of pharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal, scientific and factual issues. Intellectual property is an uncertain and developing area of the law that is potentially subject to significant change. Our success will depend significantly on our ability to:

•	obtain patents;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

      We cannot assure you that patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted will provide competitive advantages to us. We cannot assure you that our patent applications or pending or future patent applications, if and when issued, will be valid and enforceable and withstand litigation. We cannot assure you that others will not independently develop substantially equivalent, generic equivalent or superseding proprietary technology or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We may experience a significant delay in obtaining patent protection for our products as a result of a substantial backlog of pharmaceutical and biotechnology patent applications at the U.S. Patent and Trademark Office, also referred to as the PTO. Other competitors may have filed or maintained patent applications of which we may not be aware for technology used by us or covered by our pending applications. In addition, patent protection, even if obtained, is affected by the limited period of time for which a patent is effective.

      GSK currently markets Argatroban and enjoys market exclusivity pursuant to the Hatch-Waxman Act that provides protection from competition until June 30, 2005. We can obtain an extension under Hatch-Waxman until December 31, 2005 under certain circumstances pertaining to submission of pediatric data. Argatroban is currently marketed in a formulation that is covered under a formulation patent that was extended and now expires in 2014 and a process patent that expires in 2017. Following expiration of Hatch-Waxman protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents. In addition, Thelin™ is covered under a composition of matter patent that expires in 2013.

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

      We have entered into an agreement with Mitsubishi to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes. Additional milestones are dependent on further development of Argatroban in the indication of ischemic stroke. During 2002, we completed a Phase II human clinical trial for Argatroban as a monotherapy treatment for acute ischemic stroke. The clinical trial met the primary safety endpoint and showed positive results in the secondary safety endpoint. In light of a lack of an overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. We are currently in compliance with respect to the material obligations under the agreement. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we will lose the rights to Argatroban including our right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.

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

      Failure to avoid infringement of others’ intellectual property rights could impair our ability to manufacture and market our products.

      We cannot guarantee that our products or product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Any such claim could be expensive and time-consuming to defend, and an adverse litigation result or a settlement of litigation could require us to pay damages, obtain a license from the complaining party or a third party, develop non-infringing alternatives or cease using the asserted intellectual property right. Any such result could adversely affect our ability to operate profitably.

      There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, if at all, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms, if at all. Any significant intellectual property impediment to our ability to develop or commercialize our products could significantly harm our business and prospects.

Risks Related to Our Common Stock

Our stock price is volatile.

      The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. During the period from January 1, 2003 to December 31, 2004, our stock price has ranged from a low of $0.72 per share (on February 20, 2003) to a high of $11.94 per share (on December 3, 2004). Further information regarding the trading price of our common stock is included herein in Item 5. The following factors, among others, may affect the price of the common stock:

•	fluctuations in our financial results;

•	announcements of technological innovations or new commercial products or procedures by us or our competitors;

•	governmental regulations and regulatory developments in both the U.S. and foreign countries affecting us or our competitors;

•	announcements of actual or potential medical results relating to products under development by us or our competitors products;

•	disputes relating to patents or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.

Issuance of shares in connection with financing transactions or under stock plans will dilute current stockholders.

      Pursuant to our stock plans, our management is authorized to grant stock awards to our employees, directors and consultants. Stockholders will incur dilution upon exercise of any outstanding stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

      As of March 8, 2005, we have reserved approximately 7.5 million shares of common stock for issuance upon exercise of outstanding options issued under our stock option plans. All of these shares of common stock are registered for sale or resale on currently effective registration statements. The issuance of a significant number of shares of common stock upon the exercise of stock options or the sale of a substantial number of shares of common stock under Rule 144 or otherwise, could adversely affect the market price of the common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

      We have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying any cash dividends in the foreseeable future. Because we do not anticipate paying cash dividends for the foreseeable future, holders of shares of our common stock will not realize a return on their investment unless the trading price of our common stock appreciates, which we cannot assure.

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

      Our certificate of incorporation and Section 203 of the Delaware General Corporation Law contain certain provisions that may delay or prevent an attempt by a third party to acquire control of us. These provisions in our certificate of incorporation include:

•	authorizing the issuance of “blank check” preferred stock;

•	limiting the ability of stockholders to call a special meeting of stockholders by requiring the written request of the holders of at least 51% of our outstanding common stock; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

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

      In January 2002, we adopted a rights plan that may delay or prevent such attempt by a third party to acquire control of us without obtaining our agreement to redeem the rights; if our agreement to redeem the rights is not obtained, the third party would suffer substantial dilution. In addition, the severance provisions of employment agreements with certain members of management could impede an attempted change of control by a third party and result in the entrenchment of management. These provisions include:

•	the lump-sum payment to certain members of our management team of up to one year’s annual base salary and a pro rata bonus in the event of a termination by us without “cause” or by the management team member for “good reason;”

•	the continued vesting and exercisability of all stock options and restricted stock during specified periods after the termination by us without “cause” or by the management team member for “good reason;”

•	the lump-sum payment to certain members of our management team of up to three years’ annual base salary and bonus in the event of a termination by us without “cause” or by the management team member for “good reason” within two years of a “change in control” of us;

•	gross-up payments for certain income taxes on lump-sum payments; and

•	the continuation of certain other benefits for periods of up to three years.

      In the event of the termination by us without “cause” or by the management team member for “good reason” of all of these members of management within two years of a “change in control” of us, the base salary and annual bonus portions of these employment agreements would aggregate approximately $6.6 million at the current rate of compensation.

ITEM 2 — PROPERTIES

      In November 2004, we leased 40,730 square feet of office space in Houston, Texas, for our administrative, marketing, clinical development and regulatory departments. The lease commences on January 1, 2005, and expires on December 31, 2007. Our prior lease of 15,490 square feet of office space in Bellaire, Texas, which housed our administrative, marketing, clinical development and regulatory departments, expires July 31, 2005.

      We also lease 31,359 square feet of office and laboratory space in a building in Houston, Texas, for our research department, including a 21,621 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development, computer modeling, storage space and additional offices for scientists. This lease expires in December 2007. Additionally, we lease 658 square feet in the building for use as storage space on a month-to-month basis.

      Revotar leases 10,700 square feet of office and laboratory space in Berlin, Germany. Their lease expires in September 2006.

      We may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials.

      In general, our properties are well maintained, adequate and suitable to their purposes. Note 5 to our consolidated financial statements, Equipment and Leasehold Improvements, which discloses amounts invested in buildings and equipment, is incorporated herein by reference. See also the discussion about lease agreements under Note 13 to our consolidated financial statements, Commitments and Contingencies, which also is incorporated herein by reference.

ITEM 3 — LEGAL PROCEEDINGS

      None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock trades on The Nasdaq National Market under the symbol “ENCY.” We began trading on The Nasdaq National Market on June 19, 2001 under the symbol “TXBI” and changed to “ENCY” in May 2003 when we changed our name. Previous to June 19, 2001, our common stock was traded on the American Stock Exchange under the symbol “TXB.”

      The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by the consolidated transaction reporting system.

	Common Stock
	High	Low
Year ended December 31, 2003
First Quarter	$1.57	$0.72
Second Quarter	4.94	1.16
Third Quarter	6.72	3.02
Fourth Quarter	9.10	5.85
Year ended December 31, 2004
First Quarter	10.93	8.56
Second Quarter	11.75	7.32
Third Quarter	9.48	5.00
Fourth Quarter	11.94	6.39

      As of February 24, 2005, there were approximately 452 holders of record of our common stock and approximately 27,436 beneficial owners.

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

PURCHASES OF EQUITY SECURITIES

      None.

ITEM 6 — SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

      The selected financial data set forth below for each of the years in the five-year period ended December 31, 2004 are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our 2004, 2003 and 2002 financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues	$13,778	$11,557	$10,433	$8,917	$15,692
Expenses:
Research and development	58,159	29,421	20,066	17,861	13,513
Charge for purchase of in-process research and development	—	8,363	—	—	—
Equity in loss of affiliate	—	2,386	8,557	9,450	3,487
General and administrative	12,113	9,133	8,976	6,733	6,552

Total expenses	70,272	49,303	37,599	34,044	23,552

Operating loss	(56,494)	(37,746)	(27,166)	(25,127)	(7,860)
Investment income, net	1,079	1,228	2,472	5,236	4,362

Loss before minority interest and cumulative effect of change in accounting principle.	(55,415)	(36,518)	(24,694)	(19,891)	(3,498)
Minority interest in loss of Revotar	755	1,225	1,225	749	209

Loss before cumulative effect of change in accounting principle	(54,660)	(35,293)	(23,469)	(19,142)	(3,289)
Cumulative effect of change in accounting principle	—	—	—	—	2,366

Net loss applicable to common shares	$(54,660)	$(35,293)	$(23,469)	$(19,142)	$(5,655)

Net loss per share basic and diluted	$(1.01)	$(0.80)	$(0.54)	$(0.44)	$(0.14)

Weighted average common shares used to compute basic and diluted net loss per share	53,942	44,072	43,741	43,637	39,150

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$69,101	$85,488	$68,005	$95,427	$92,533
Working capital	59,356	71,935	44,965	52,322	85,041
Total assets	80,772	94,398	77,792	104,362	98,969
Long-term obligations	1,730	7,610	—	—	—
Stockholders’ equity	61,537	74,856	62,078	84,237	84,027

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under the “Cautionary Note Regarding Forward-Looking Statements” herein. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this discussion after the date of this report.

      Encysive Pharmaceuticals is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of HIT, that is marketed by GSK. Our lead drug candidate, Thelin™, is an endothelin receptor antagonist in Phase III clinical trials for the treatment of PAH. In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist, and bimosiamose, being developed by our majority-owned German affiliate, Revotar.

Critical Accounting Policies

Revenue Recognition

•	We recognize revenue from service contracts as services are performed.

•	Royalty revenue is recognized as products are sold by a licensee and we have received sufficient information to record a receivable. Our royalty revenue is based on net sales of product, that is, sales net of discounts, returns and allowances. We have estimated a percentage of gross sales, based on recent experience, as an allowance for future returns, however there can be no assurance that our estimate will be accurate. We believe, however, that differences between estimated and actual future returns will not have a material effect upon our results of operations or financial condition.

•	Revenue from collaborative research and development activities is recognized as services are performed.

•	We defer the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether we continue to have obligations under the terms of the arrangement.

•	License fees received under the terms of licensing agreements for our intellectual property are deferred and amortized into income over the estimated development period of the licensed item or items.

•	Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

      Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At December 31, 2004, remaining deferred revenue was approximately $1.7 million, of which we expect to recognize approximately $0.6 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

Stock Options

      We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) in accounting for our stock option plans and apply FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and related interpretations (“FAS 123”) in reporting for our stock option plans. APB 25 utilizes the “intrinsic value” of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the “measurement date” which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our common stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees. The pro forma effect of recognizing the fair value of stock option grants to employees on our consolidated results of operations is discussed in Note 1(m), Stock Based Compensation.

      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations and comprehensive loss. The accounting provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt FAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See Note 1(m) to the notes to the consolidated financial statements for the pro forma net loss and net loss per share amounts, for years 2002 through 2004, as if we had used a fair-value based method similar to the methods required under FAS 123R to measure compensation expense for employee stock option awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements of FAS 123R and expect the adoption to have a significant adverse impact on our future consolidated statements of operations and comprehensive loss.

Results of Operations

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $238.1 million from the date of our inception to December 31, 2004. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock and several collaborative agreements with third parties to jointly pursue product research and development. See discussion of “Liquidity and Capital Resources” below. See also “Additional Risk Factors” in Item 1 “Business” herein.

      In April 2003, we acquired the interest of ICOS in ELP in a transaction also referred to as the Acquisition. For more information about the Acquisition, see Note 7 to the Consolidated Financial Statements. Of the $10 million purchase price, $4 million was paid at closing, and the remaining $6 million was subject to the terms of a note to ICOS which was repaid in March 2004. Deferred revenue of $1.6 million, arising from previous payments received by us from ELP for a license fee and milestones, was recognized as an offset to the purchase price, resulting in a charge for the purchase of in-process research and development of $8.4 million in 2003.

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

      From its inception in June 2000 through March 31, 2003, we accounted for our investment in ELP under the equity method. As a result of the Acquisition, we now include the accounts of ELP in our consolidated financial statements. A result of the consolidation of ELP into our financial statements is that the revenue item, “Collaborative research and development from Encysive, L.P.” and the expense item, “Equity in loss of Encysive, L.P.” are eliminated and the operating expenses of ELP are included in our operating expenses.

Year ended December 31, 2004 Compared with Year ended December 31, 2003

Revenues

      Revenues in year 2004 increased to $13.8 million from $11.6 million compared with year 2003. The increase is primarily due to higher royalties earned on sales of Argatroban by GSK, which increased from $5.4 million in 2003 to $10.6 million in 2004. Royalties earned on sales of Argatroban under our agreement with GSK are based upon a tiered structure, which provides for increases in the royalty as a percentage of sales as sales increase. The increase in royalties is due to higher sales of Argatroban, and a corresponding higher royalty rate, as a percentage of sales, in 2004 as sales exceeded higher thresholds within the agreement.

Such sales thresholds are evaluated annually. On June 30, 2004, Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement. Accordingly, revenues arising under research agreements declined to $1.5 million in 2004 from $3.0 million in 2003. As discussed above, revenues in 2003 included $0.7 million of collaborative research and development from ELP prior to the Acquisition. License fees, milestones and grants in 2003 included approximately $0.9 million resulting from the recognition of remaining deferred revenue arising from a milestone payment that had previously been received from Mitsubishi.

Research and Development Expenses

      Research and development expenses increased $28.8 million, to $58.2 million in 2004 from $29.4 million in 2003, reflecting expenses of completing the STRIDE 2 and related clinical and clinical-pharmacological trials. Expenses related to the Thelin™ development program increased $27.7 million, to $41.2 million in 2004 from $13.5 million in 2003. Although enrollment in STRIDE 2 was completed in September 2004, we continue to incur significant expenses related to data gathering and analysis, and preparation of an NDA submission for Thelin™. We anticipate that research and development expenses in 2005 will be significant, as we expect to incur costs related to regulatory filings, continue STRIDE 3, our ongoing long-term safety clinical trial of Thelin™ and may conduct additional clinical trials of Thelin™ for other possible disease indications.

General and Administrative Expenses

      General and administrative expenses increased $3.0 million, to $12.1 million in 2004 from $9.1 million in 2003. The increase in the current year is primarily due to costs associated with our preparation for the future commercialization of Thelin™. We believe that general and administrative expenses in 2005 will be significantly greater than in 2004. In anticipation of receiving regulatory approval, we expect to incur costs such as those related to establishing the warehousing and distribution process for Thelin™, hiring and training a field sales force, preparation and production of educational and promotional materials, and market research activities. Specifically, the commercialization of Thelin™ will require us to significantly increase the number of our employees, resulting in significant increases in our general and administrative expenses.

Operating Loss

      Operating loss increased $18.8 million, to $56.5 million in 2004 from $37.7 million in 2003. The increased operating loss is primarily due to higher operating expenses, partially offset by higher revenues in 2004.

Investment Income

      Investment income declined in 2004, to $1.1 million from $1.2 million due to lower levels of invested funds in 2004, compared with 2003.

Minority Interest in Loss of Revotar

      The minority interest, consisting of approximately 45% of Revotar’s net loss, declined to $0.8 million in 2004, compared with $1.2 million in 2003. In 2004, to conserve cash, Revotar’s management significantly reduced operating expenses. Under accounting principles generally accepted in the U.S., it is likely that the cumulative losses of Revotar will exceed the equity interest of its minority shareholders during 2005, and we will reflect 100% of its losses in our consolidated net income or loss thereafter.

Net Loss

      Net loss increased to $54.7 million in 2004, compared with $35.3 million in 2003, primarily due to higher operating expenses associated with the Thelin™ development program.

Year ended December 31, 2003 Compared with Year ended December 31, 2002

Revenues

      Revenues in year 2003 increased to $11.6 million from $10.4 million compared with year 2002. Royalties earned on sales of Argatroban by GSK increased $1.9 million, or approximately 54% in 2003 compared with 2002, due to higher net sales of Argatroban in the current year. In 2002, GSK created a hospital based sales force and initiated programs to increase the sales effort on Argatroban in the U.S. and Canada, which we believe contributed to the increase in Argatroban sales and in our royalty revenues. The increase in royalties was partially offset by the elimination of collaborative research and development from related party revenues, due to the Acquisition. Collaborative research and development from related party was $0.7 million in year 2003, compared with $1.1 million in year 2002, a decrease of $0.4 million. Research agreement income decreased $0.5 million in year 2003, compared with year 2002. Research agreement revenues are primarily comprised of payments received from Schering-Plough for research on VLA-4 antagonists. Following the naming of a clinical candidate, and receipt of a milestone payment from Schering-Plough in June 2002, we continued research on backup VLA-4 antagonists until June 2004.

Research and Development Expense

      The endothelin receptor antagonist program has been conducted within ELP from its inception in June 2000. Prior to December 31, 2002, we included our 50% share of ELP’s losses in our financial results under the caption equity in loss of ELP. As discussed above, in April 2003, we acquired ICOS’s interest in ELP and as a result, from January 2003 until the Acquisition, we agreed to be responsible for 100% of the costs of ELP under the terms of a letter agreement, which expired upon the Acquisition.

      Total research and development expenses in year 2003 increased $9.4 million, or approximately 47%, compared with year 2002. The net increase is primarily comprised of the following items:

•	Costs of Thelin™ development included in research and development expenses in year 2003 totaled $13.5 million. Our 50% share of Thelin™ development costs in year 2002 were included in our equity in loss of Encysive, L.P.

•	Clinical trials costs other than for Thelin™ development declined $2.6 million in year 2003, compared to 2002. Year 2002 clinical trials costs were primarily related to our study of Argatroban as a potential treatment for ischemic stroke.

•	Other research costs in year 2003 declined $1.5 million compared to 2002, primarily due to our restructuring of our research programs in January 2003.

Purchase of In-Process Research and Development

      On the date of the Acquisition, ELP had no assets other than its rights to the in-process research and development of the endothelin receptor antagonist program. Under the terms of the purchase agreement, we agreed to pay to ICOS a purchase price of $10 million, of which $4 million was paid on closing. The remaining $6 million was paid in March 2004. See Note 7 to the Consolidated Financial Statements.

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

Equity in loss of Encysive, L.P.

      Our equity in loss of ELP in year 2002 of $8.6 million was comprised of our 50% share of the partnership’s expenses, all of which were related to the Thelin™ development program. As discussed above, year 2003 equity in loss of Encysive, L.P. of $2.4 million is comprised of 100% of the Thelin™ development program costs through the date of the Acquisition. Thelin™ development costs incurred subsequent to the Acquisition are consolidated in our financial statements.

General and Administrative Expense

      General and administrative expenses increased $0.2 million in year 2003, compared with year 2002. Year 2003 expenses, however, include expenses related to the Thelin™ development program, primarily consisting of patent legal costs, totaling $0.8 million. General and administrative expenses other than those related to the Thelin™ development program decreased approximately $0.6 million in 2003 compared to 2002.

Operating Loss

      Operating loss increased $10.6 million in year 2003, compared with year 2002. The increase is primarily comprised of the $8.4 million charge resulting from the Acquisition, discussed above, and increased costs of the Thelin™ development program in year 2003.

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

Net Loss

      Net loss increased $11.8 million in year 2003, primarily due to the $8.4 million charge resulting from the Acquisition, and increased costs of the Thelin™ development program in year 2003.

Liquidity and Capital Resources

Year 2004 and 2003

      At December 31, 2004, we had cash, cash equivalents and investment securities of $69.1 million, compared with $85.5 million at December 31, 2003. We used $49.5 million in cash in operating activities in year 2004, compared to cash used by operating activities of $26.6 million in 2003. The primary operating uses of cash in 2004 and 2003 were to fund our general operating expenses and the ongoing research and development programs conducted by Encysive, Revotar and ELP, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.

      Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investment activities when marketable securities mature, and the resulting cash is utilized, primarily to fund operating activities. In 2004, we used $4.1 million in investing activities, reflecting purchases of equipment and leasehold improvements of $1.0 million, and the investment of excess cash into marketable debt securities. In 2003, investing activities provided $21.9 million in cash, primarily due to the maturity of investments in marketable debt securities. Cash used in investing activities in 2003 also included a $4 million payment to ICOS upon the Acquisition, and purchases of equipment. In 2003, Revotar received grants from the German government toward the purchase of eligible equipment of approximately $0.2 million.

      Cash generated by financing activities in year 2004 was $34.3 million, compared with cash generated in year 2003 of $48.6 million. Financing activities in year 2004 primarily consisted of net proceeds of a public offering of $35.6 million and proceeds from the exercise of stock options of $4.8 million, partially offset by repayment of $6.0 million in debt. Financing activities in year 2003 primarily consisted of net proceeds of a public offering in December 2003 of $45.4 million, $1.5 million borrowed by Revotar from its minority shareholders and proceeds from the exercise of stock options of $1.8 million.

Contractual Obligations

      Our material contractual obligations are comprised of (i) amounts borrowed by Revotar from its minority shareholders (see Note 8), (ii) obligations under our operating lease agreements (see Note 13 to the Consolidated Financial Statements), and (iii) under one research agreement we could be obligated to pay the other party a termination fee in the event that we elect to terminate the project prior to completion (see Note 13 to the Consolidated Financial Statements).

      As of December 31, 2004, the Company had contractual obligations as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations
Long-term debt	$1,730	—	$1,730	—	—
Operating leases	5,771	$1,930	3,841	—	—
Purchase obligations	375	375	—	—	—

Total	$7,876	$2,305	$5,571	—	—

Outlook for 2005

      As a result of new data from STRIDE 2, we are now preparing financial guidance based on continuing to develop Thelin™ with regulatory submissions, further research and development and pre-commercialization activities, and anticipate that 2005 financial guidance will become available in the first half of 2005. We believe royalty revenues in 2005 will be comparable to 2004. We anticipate that our operating expenses will be significant in 2005, as we intend to continue to enroll patients in STRIDE 3, a long-term safety study of Thelin™, and are evaluating additional clinical trials of Thelin™ in other disease applications. We are also evaluating clinical trials for TBC3711, along with continued development work of compounds in our research pipeline. We expect to incur significant expenses related to the preparation and submission of our NDA, and other regulatory submissions. We also expect to incur significant expenses related to market research, preparation of educational materials, and other activities in anticipation of receiving regulatory approval and commercialization of Thelin™.

Longer-Term Outlook

      We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will significantly increase in subsequent years because:

•	If Thelin™ receives regulatory approval, we will incur significant commercialization expenses. These costs include:

–	market research;

–	hiring a qualified marketing and field sales force;

–	establishing appropriate infrastructure to support field sales force;

–	preparation and production of educational and promotional materials;

–	hiring personnel to administer reimbursement from government and private third-party payors; and

–	establishing manufacturing, warehousing and distribution processes for our products.

•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:

–	hiring personnel to direct and carry out all operations related to clinical trials;

–	hospital and procedural costs;

–	services of a contract research organization; and

–	purchasing and formulating large quantities of the compound to be used in such trials.

•	There may be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements.

•	Our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed.

      We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. Estimates of our future capital requirements will depend on many factors, including:

•	market acceptance and commercial success of Argatroban;

•	expenses and risks associated with clinical trials to expand the indications for Thelin™;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of these programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective commercialization activities and arrangements.

      Subject to these factors, we anticipate that our existing capital resources and other revenue sources, should be sufficient to fund our cash requirements into the fourth quarter of 2005. Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through collaborative arrangements and/or through public or private equity or debt financings or bank debt. As we assess the options regarding the worldwide marketing of Thelin™, we continue to review the possibility of licensing rights to Thelin™ outside of North America.

      In 2002, the stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we and the minority shareholders have advanced our commitments to Revotar as of December 31, 2004. We believe that Revotar’s existing funds and proceeds under German government scientific grants will be sufficient to fund Revotar into April 2005. In order to continue to operate beyond that time, Revotar will need to seek additional funding through collaborative arrangements and/or through public or private financings. Revotar is actively seeking a partner or partners to develop the inhaled indications of bimosiamose. We cannot assure you that such funding will be available on acceptable terms. In addition, the stockholders of Revotar are considering other changes to Revotar’s structure to provide it with additional capital including, among other things, additional equity investments by the minority shareholders and changes to intellectual property rights. Revotar is also actively seeking a partner or partners for the inhaled indications of bimosiamose. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

      We are exposed to market risk primarily from changes in foreign currency exchange rates. Although not material to our operations, we were exposed to an increased risk of fluctuating foreign exchange rates during 2004 as a result of the increasing weakness of the U.S. dollar and our increased clinical trial activity in areas outside the U.S. Historically, we have not hedged any of these foreign currency exchange risks except at Revotar. The following describes the nature of this risk that is not believed to be material to us. We have a majority-owned affiliate in Berlin, Germany and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this affiliate are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements we are required to include in this Item 8 are set forth in Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A — CONTROLS AND PROCEDURES

Controls and Procedures

      As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

          (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

          (ii) that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, our management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein at page F-2.

      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

      Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Encysive have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B — OTHER INFORMATION

      None.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005.

ITEM 11 — EXECUTIVE COMPENSATION

      Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

      Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

      Information with respect to this Item is contained in the attached Index to Exhibits which is incorporated herein by reference.

      The Company will furnish a copy of any one or more of these exhibits to a shareholder who so requests upon receipt of payment for the costs of duplication and mailing the requested item.

(b)	Exhibits

      See Item 15(a)(3) above.

(c)	Financial Statement Schedules

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 9th day of March, 2005.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ Stephen L. Mueller
Stephen L. Mueller
Vice President, Finance and Administration, Secretary and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on the 9th day of March, 2005.

Signature	Title
/s/ John M. Pietruski John M. Pietruski	Chairman of the Board of Directors
/s/ Bruce D. Given Bruce D. Given, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ Richard A.F. Dixon Richard A.F. Dixon, Ph.D.	Director and Senior Vice President, Research and Chief Scientific Officer
/s/ Stephen L. Mueller Stephen L. Mueller	Vice President, Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ Ron J. Anderson Ron J. Anderson, M.D.	Director
/s/ J. Kevin Buchi J. Kevin Buchi	Director
/s/ Frank C. Carlucci Frank C. Carlucci	Director
/s/ Robert J. Cruikshank Robert J. Cruikshank	Director
/s/ John H. Dillon II John H. Dillon II	Director
/s/ Suzanne Oparil, M.D. Suzanne Oparil, M.D.	Director
/s/ James A. Thomson James A. Thomson, Ph.D.	Director
/s/ James T. Willerson James T. Willerson, M.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors
Encysive Pharmaceuticals Inc.:

      We have audited the accompanying consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encysive Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG, LLP

Houston, Texas
March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Encysive Pharmaceuticals Inc.:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Encysive Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encysive Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Encysive Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Encysive Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 7, 2005

Encysive Pharmaceuticals Inc.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$46,130	$65,302
Short-term investments	22,971	11,218
Short-term investments pledged as collateral for letter of credit	—	7,011
Accounts receivable	4,816	1,834
Other current receivables	348	712
Prepaids	849	727

Total current assets	75,114	86,804
Long-term investments	—	1,957
Equipment and leasehold improvements, net	5,107	4,980
Intangible and other assets, net of accumulated amortization of $474 and $368	551	657

Total assets	$80,772	$94,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,897	$2,404
Accrued expenses	12,300	5,904
Deferred revenue	561	561
Current maturities on long-term debt	—	6,000

Total current liabilities	15,758	14,869
Deferred revenue	1,119	1,680
Long-term debt, less current maturities	1,730	1,610
Minority interest in Revotar	628	1,383
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.005 per share. 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. At December 31, 2004, 75,000,000 shares authorized; 58,131,254 shares issued, 57,918,254 outstanding. At December 31, 2003, 75,000,000 shares authorized, 52,457,167 shares issued, 52,244,167 outstanding	291	262
Additional paid-in capital	300,906	259,761
Deferred compensation expense	(129)	(185)
Treasury stock, 213,000 shares at December 31, 2004 and 2003	(1,602)	(1,602)
Accumulated other comprehensive income	189	78
Accumulated deficit	(238,118)	(183,458)

Total stockholders’ equity	61,537	74,856

Total liabilities and stockholders’ equity	$80,772	$94,398

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

($ in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Research agreements	$1,521	$3,024	$3,570
Collaborative research and development from Encysive, L.P.	—	664	1,090
Royalty income	10,649	5,411	3,514
License fees, milestones and grants	1,608	2,458	2,259

Total revenues	13,778	11,557	10,433

Expenses:
Research and development	58,159	29,421	20,066
Purchase of in-process research and development	—	8,363	—
Equity in loss of Encysive, L.P.	—	2,386	8,557
General and administrative	12,113	9,133	8,976

Total expenses	70,272	49,303	37,599

Operating loss	(56,494)	(37,746)	(27,166)
Investment income, net	1,079	1,228	2,472

Loss before minority interest	(55,415)	(36,518)	(24,694)
Minority interest in loss of Revotar	755	1,225	1,225

Net loss applicable to common shares	$(54,660)	$(35,293)	$(23,469)

Other comprehensive income:
Unrealized income on foreign currency translation	111	77	300

Comprehensive loss	$(54,549)	$(35,216)	$(23,169)

Net loss per share basic and diluted	$(1.01)	$(0.80)	$(0.54)

Weighted average common shares used to compute net loss per share basic and diluted	53,942	44,072	43,741

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002
($ in thousands)

						Accumulated
	Common stock		Additional	Deferred		Other		Total
			paid-in	compensation	Treasury	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	expense	stock	income (loss)	deficit	equity
Balance at January 1, 2002	43,783,638	$218	$210,616	$—	$(1,602)	$(299)	$(124,696)	$84,237

Issuance of common stock for stock option exercises	129,860	1	454	—	—	—	—	455
Issuance of common stock for warrant exercises	500	—	—	—	—	—	—	—
Sale of unregistered common stock	5,000	—	31	—	—	—	—	31
Issuance of common stock in payment of expenses	51,429	1	271	—	—	—	—	272
Compensation expense related to stock options	—	—	202	—	—	—	—	202
Amortization of deferred compensation expense	—	—	—	85	—	—	—	85
Deferred compensation expense related to issuance of stock	50,000	—	308	(308)	—	—	—	—
Cancellation of restricted shares	(5,063)	—	(35)	—	—	—	—	(35)
Net loss	—	—	—	—	—	—	(23,469)	(23,469)
Other comprehensive loss	—	—	—	—	—	300	—	300

Balance at December 31, 2002	44,015,364	$220	$211,847	$(223)	$(1,602)	$1	$(148,165)	$62,078

Issuance of common stock for stock option exercises	419,242	2	1,759	—	—	—	—	1,761
Issuance of common stock for warrant exercises	67,261	—	—	—	—	—	—	—
Issuance of common stock in payment of expenses	363,419	2	373	—	—	—	—	375
Compensation expense related to stock options	—	—	86	—	—	—	—	86
Amortization of deferred compensation expense	—	—	—	290	—	—	—	290
Deferred compensation expense related to issuance of stock	130,250	1	251	(252)	—	—	—	—
Compensation expense related to modification of warrants	—	—	207	—	—	—	—	207
Cancellation of restricted shares	(13,369)	—	(76)	—	—	—	—	(76)
Issuance of common stock in public offering	7,475,000	37	45,314	—	—	—	—	45,351
Net loss	—	—	—	—	—	—	(35,293)	(35,293)
Other comprehensive income	—	—	—	—	—	77	—	77

Balance at December 31, 2003	52,457,167	$262	$259,761	$(185)	$(1,602)	$78	$(183,458)	$74,856

(Continued)

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002
($ in thousands)

						Accumulated
	Common stock		Additional	Deferred		other		Total
			paid-in	compensation	Treasury	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	expense	stock	income (loss)	deficit	equity
Balance at December 31, 2003	52,457,167	$262	$259,761	$(185)	$(1,602)	$78	$(183,458)	$74,856
Issuance of common stock for stock option exercises	994,122	5	4,751	—	—	—	—	4,756
Issuance of common stock in payment of expenses	64,965	1	630	—	—	—	—	631
Compensation expense related to stock options	—	—	67	—	—	—	—	67
Amortization of deferred compensation expense	—	—	—	219	—	—	—	219
Deferred compensation expense related to issuance of stock	15,000	—	163	(163)	—	—	—	—
Issuance of common stock in public offering	4,600,000	23	35,534	—	—	—	—	35,557
Net loss	—	—	—	—	—	—	(54,660)	(54,660)
Other comprehensive income	—	—	—	—	—	111	—	111

Balance at December 31, 2004	58,131,254	$291	$300,906	$(129)	$(1,602)	$189	$(238,118)	$61,537

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(54,660)	$(35,293)	$(23,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,092	1,068	1,071
Equity in loss of Encysive, L.P.	—	2,386	8,557
Purchase of in-process research and development	—	8,363	—
Minority interest in loss of Revotar	(755)	(1,225)	(1,225)
Expenses paid with stock	631	375	272
Stock-based compensation expense	286	507	252
Loss on disposition of fixed assets	5	77	—
Amortization of discount/premium on investments	84
Decrease in interest receivable included in short-term and long-term investments	146	459	265
Changes in operating assets and liabilities:
Accounts receivable	(2,982)	(736)	(443)
Prepaids	(120)	757	(128)
Other current receivables	376	(183)	144
Receivable from related party under collaborative arrangement	—	350	751
Accounts payable and accrued expenses	6,921	3,375	(1,460)
Liability to related party	—	(5,051)	(9,426)
Deferred revenue from unrelated parties	(561)	(135)	157
Deferred revenue from related party	—	(1,705)	(1,109)

Net cash used in operating activities	(49,537)	(26,611)	(25,791)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,047)	(377)	(2,193)
Grants received for purchases of equipment	—	185	167
Purchase of in-process research and development	—	(4,000)	—
Purchase of investments	(49,848)	(17,929)	(85,608)
Maturity of investments	46,833	44,061	123,985

Net cash provided by (used in) investing activities	(4,062)	21,940	36,351

Cash flows from financing activities:
Repayment of long-term debt	(6,000)	—	—
Borrowings from minority shareholders of Revotar	—	1,469	—
Proceeds from sale of common stock in public offering	35,557	45,351	—
Proceeds from option and warrant exercises, net	4,756	1,761	486

Net cash provided by financing activities	34,313	48,581	486

Effect of exchange rate changes on cash	114	164	96

Net increase (decrease) in cash and cash equivalents	(19,172)	44,074	11,142
Cash and cash equivalents at beginning of year	65,302	21,228	10,086

Cash and cash equivalents at end of year	$46,130	$65,302	$21,228

Supplemental schedule of noncash financing activities:
Deferred compensation expense	$219	$290	$85
Issuance of common stock for expenses	631	375	272
Note issued upon acquisition of partnership interest	—	6,000	—
Stock-based compensation expense upon modification and exercise of warrant	—	207	—
Interest paid	40	123	3

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Significant Accounting Policies

(a)	Organization

     Encysive Pharmaceuticals Inc. (the “Company” or “Encysive”), a Delaware corporation, is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. (“IPI”) in exchange for common stock, par value $.005 per share (the “Common Stock”), of the Company. On June 6, 2000, Encysive, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, (“ICOS”) entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership (“ICOS-TBC”), to develop and globally commercialize endothelin-A receptor antagonists. Encysive and ICOS were both 50% owners in ICOS-TBC, and shared equally in the costs of ICOS-TBC. In April 2003, the Company acquired the ownership interest of ICOS in ICOS-TBC, and changed the name of the partnership to Encysive, L.P. (“ELP”) and the name of TBC-ET, Inc. to EP-ET, LLP, a Delaware limited partnership. For further discussion of the Encysive, L.P. partnership, see Note 7. During the third quarter of 2000, Encysive formed Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize Encysive’s selectin antagonists. The Company retains a majority interest in Revotar. In 2004, the Company established Encysive (UK) Limited, a private company located in the United Kingdom (UK).

     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product, for which it receives royalty income, Argatroban, began during November 2000.

(b)	Basis of Consolidation

     The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ELP, IPI, Encysive (UK) Limited, and EP-ET, Inc., and its majority owned subsidiary, Revotar. All material intercompany balances and transactions have been eliminated.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with original maturities of less than one year and greater than three months at the purchase date. Long-term investments consist of debt securities with a remaining maturity of one to four years. The Company classifies all short-term and long-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term and long-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. Investments made at a discount or premium from their stated par values are accreted or amortized to their stated par values over the time remaining until maturity. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline were other than temporary, the Company would record a loss and reduce the carrying value of such instrument to its fair value. Composition of cash and investments was as follows (in thousands):

	December 31, 2004	December 31, 2003
Cash and cash equivalents:
Demand and money market accounts	$881	$1,043
Corporate commercial paper	45,249	64,259

Total cash and cash equivalents	$46,130	$65,302

     Investments at December 31, 2004 and 2003 were as follows:

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments, held-to-maturity:
U.S. Government agency securities	$2,006	$—	$(21)	$1,985
Corporate commercial paper	19,964	14	(46)	19,932
Corporate debt securities	1,001	—	(1)	1,000

Total short-term investments, held-to-maturity	$22,971	$14	$(68)	$22,917

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments, held-to-maturity:	$2,010	$—	$(9)	$2,001
U.S. Government agency securities
Corporate commercial paper	10,057	19	(2)	10,074
Corporate debt securities	6,162	—	(61)	6,101

Total short-term investments, held-to-maturity	$18,229	$19	$(72)	$18,176

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Long-term investments, held-to-maturity:
Corporate commercial paper	$956	$36	$—	$992
Corporate debt securities	1,001	—	(1)	1,000

Total long-term investments, held-to-maturity	$1,957	$36	$(1)	$1,992

     Market values are determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.

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

      Prior to the purchase of the ownership interest of ICOS in Encysive, L.P. in April 2003, the Company accounted for the investment in Encysive, L.P. using the equity method. Because the Company had no basis in the technology transferred to Encysive, L.P. as the Company’s original investment, the Company did not record an amount for its original investment. The Company recorded its share of the Encysive, L.P. loss as a liability to related party until the Company funded its portion of the loss.

      Encysive, L.P. paid a license fee and a milestone payment to the Company in 2000 and 2001, respectively. Because the Company had continuing obligations to Encysive, L.P., the Company deferred these amounts and amortized them into revenue over the estimated developmental period of the underlying technology.

      The Company’s consolidated financial statements include the results of Encysive, L.P. following the Company’s purchase of the ownership interest of ICOS. See Note 7.

(f)	Research and Development Costs

      All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits in the years ended December 31, 2004, 2003 and 2002, of approximately $10,484,000, $8,932,000 and $9,283,000, respectively, were charged to research and development expenses. Payments related to the acquisition of in-process research and development are expensed as incurred.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g)	Net Loss Per Common Share

     Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years 2004, 2003 and 2002, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be antidilutive due to net losses.

	Year Ended December 31,
	2004	2003	2002
Weighted average shares used to compute basic and diluted net loss per common share	53,941,789	44,072,380	43,741,258

	Year Ended December 31,
	2004	2003	2002
Securities convertible into common stock, not used because the effect would be antidilutive:
Stock options	4,585,799	4,609,992	5,012,500
Unvested restricted stock	341,571	529,334	—
Warrants	—	142,858	246,586

Total	4,927,370	5,282,184	5,259,086

(h)	Revenue Recognition

     Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company’s intellectual property are similarly deferred, and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods, and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed.

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

     Intangible and other assets primarily consists of an amount paid for products approved by the United States Food and Drug Administration (“FDA”), which is being amortized on a straight-line basis over its estimated useful life. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the amortization periods. Related amortization expense was approximately $105,000 in each of the years ended December 31, 2004, 2003 and 2002, and management expects it to be approximately $105,000 per year thereafter. Amortization of intangible assets is included in research and development expense in the consolidated statements of operations and comprehensive loss.

(l)	Treasury Stock

     Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately 7 percent of the Company’s outstanding Common Stock over an 18 month period. Pursuant to the stock repurchase program, the Company repurchased 213,000 shares for net payments of approximately $1,602,000 during the year ended December 31, 2001. No shares were repurchased during the years ended December 31, 2004, 2003 and 2002.

(m)	Stock Based Compensation

     At December 31, 2004, the Company has six stock-based compensation plans for employees and non-employee directors, which are described more fully in Note 3. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Net loss in the year ended December 31, 2004 and 2003 included stock-based compensation expense resulting from the grant of shares of restricted stock and from the grant of options subject to the approval of stockholders of a motion to increase the authorized shares in the Amended and Restated 1999 Stock Incentive Plan, which approval was obtained in May 2003. Net loss in the year ended December 31, 2002 included stock-based compensation expense as a result of modifications made to certain options previously issued to retiring employees. Net loss in the year ended December 31, 2002 also includes stock-based compensation expense related to the grant of shares of restricted stock to the Company’s CEO. No other stock-based employee compensation expense is reflected in net loss as all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation ($ in thousands, except for per share data).

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(54,660)	$(35,293)	$(23,469)
Add: Stock-based employee compensation expense included in reported net loss	67	85	252
Deduct: Total stock-based employee compensation expense determined under fair value method for all Awards	(3,374)	(2,896)	(4,238)

Pro forma net loss	$(57,967)	$(38,104)	$(27,455)

Loss per share:
As reported, basic and diluted	$(1.01)	$(0.80)	$(0.54)

Pro forma, basic and diluted	$(1.07)	$(0.86)	$(0.63)

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The per-share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $5.95, $1.02 and $3.45, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	2.6%	2.8%
Expected volatility	73.6%	73.9%	74.3%
Expected life in years	4.83	4.50	4.54

(n)	Income Taxes

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

     The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 in January 2003, which was revised in December 2003 (“FIN No. 46R”), “Consolidation of Variable Interest Entities.” FIN No. 46R requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The adoption of FIN No. 46R by the Company did not have an impact upon its financial condition or results of operations.

     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt FAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1(m) to the notes to the consolidated financial statements for the pro forma net loss and net loss per share amounts, for years 2002 through 2004, as if we had used a fair-value based method similar to the methods required under FAS 123R to measure compensation expense for employee stock option awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements of FAS 123R and expect the adoption to have a significant adverse impact on our future consolidated statements of income.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109 (“FAS 109”), “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act (“AJCA”) introduces a special nine percent tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FAS 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The adoption of FAS 109-2 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In June 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of an investee. The adoption of EITF 02-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 included new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which superceded Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101, as they apply to us, remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

(2)	Capital Stock

     In December 2003, the Company sold 7,475,000 shares of Common Stock for $6.50 per share in an underwritten public offering. The net proceeds to the Company from this offering were approximately $45.4 million after deducting selling commissions and expenses of approximately $3.2 million related to the offering.

     In September 2004, the Company sold 4,600,000 shares of Common Stock for $7.94 per share in an underwritten public offering. The net proceeds to the Company from this offering were approximately $35.6 million after deducting selling commissions and expenses of approximately $1.0 million related to the offering.

     The Company has reserved 7,572,578 shares of its Common Stock for issuance as of December 31, 2004, pursuant to its stock option plans.

Shareholders’ Rights Plan

     In January 2002, the Company adopted a shareholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock held of record as of the close of business on January 22, 2002. Each Right initially entitles a shareholder to purchase a one one-thousandth fraction of a share of Preferred Stock – Junior Participating Series A (the “Preferred Stock”) for $55.00. Each such fraction of a share of Preferred Stock has terms designed to make it essentially equivalent to one share of Common Stock. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company’s Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% of the Common Stock. Prior to such an event, the Rights will be evidenced by and traded in tandem with the Common Stock.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     If a person or group acquires a 15% or larger position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, fractional shares of Preferred Stock having twice the value of the $55 exercise price, with each fractional Preferred Share valued at the market price of the Common Stock. Also, if following an acquisition of 15% or more of the Company’s Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase Common Stock of the acquiring company having a value of twice the $55.00 exercise price. The effect would be to entitle the Company’s shareholders to buy stock in the acquiring company at 50% of its market price.

     The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15% or more of its Common Stock by a person or group or commencement of a tender offer for such 15% ownership. The Rights expire on January 2, 2012.

(3)	Stock Options and Warrants

     The Company has in effect the following stock option plans:

     The Amended and Restated 1990 Incentive Stock Option Plan (“1990 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 50,651 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 151,049 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated Stock Option Plan for Non-Employee Directors (“Director Plan”) allows for the issuance of non-qualified options to non-employee directors. No new issuances are being made under the Director Plan, and no shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 1,020,160 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 677,491 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company to be issued to non-employee members of the Board of Directors of the Company based on a formula.

     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 5,673,227 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of stock options as of December 31, 2004, follows:

	Exercise Price			Exercised/		Available
Stock Option Plans	Per Share	Authorized	Outstanding	Other	Exercisable	for Grant
1990 Plan	$1.38 - $21.59	285,715	50,651	235,064	50,651	—
1992 Plan	$1.41 - $21.59	1,700,000	151,049	1,548,951	151,049	—
Director Plan	$3.50 - $ 4.54	71,429	—	71,429	—	—
1995 Plan	$0.93 - $21.59	2,000,000	999,089	979,840	786,110	21,071
1995 Director Plan	$1.38 - $11.31	800,000	499,096	122,509	426,596	178,395
1999 Plan	$0.93 - $20.13	6,750,000	2,885,914	1,076,773	1,309,161	2,787,313

TOTALS		11,607,144	4,585,799	4,034,566	2,723,567	2,986,779

     A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and the changes during the years then ended is presented below:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2002	4,131,252	$6.87
Granted	1,272,225	5.74
Canceled	(261,117)	5.97
Exercised	(129,860)	3.50

Outstanding at December 31, 2002	5,012,500	6.72
Granted	749,830	1.68
Canceled	(691,796)	6.96
Exercised	(460,542)	4.48

Outstanding at December 31, 2003	4,609,992	6.09
Granted	1,069,750	9.81
Canceled	(96,667)	13.53
Exercised	(997,276)	4.82

Outstanding at December 31, 2004	4,585,799	$7.09

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables summarize information about the Company’s stock options outstanding as of December 31, 2004, 2003 and 2002, respectively:

		Weighted			Weighted
	Options	Average	Weighted	Options	Average
Option	Outstanding	Remaining	Average	Exercisable	Exercise Price
Exercise Price	as of 12/31/2004	Contractual Life	Exercise Price	as of 12/31/2004	of Exercisable
$0.93 - $4.69	1,174,193	5.59	$2.66	758,172	$3.45
$4.70 - $6.17	1,568,619	6.16	$5.73	1,228,154	$5.73
$6.18 - $9.93	1,350,357	7.99	$8.97	339,611	$7.49
$9.94 - $21.59	492,630	5.58	$16.81	397,630	$18.25

$0.93 - $21.59	4,585,799	6.49	$7.09	2,723,567	$7.16

		Weighted			Weighted
	Options	Average	Weighted	Options	Average
Option	Outstanding	Remaining	Average	Exercisable	Exercise Price
Exercise Price	as of 12/31/2003	Contractual Life	Exercise Price	as of 12/31/2003	of Exercisable
$0.93 - $4.19	1,176,107	6.73	$2.07	528,780	$3.10
$4.20 - $5.63	1,633,849	6.05	$5.24	1,080,472	$5.14
$5.64 - $7.19	1,297,005	5.27	$6.39	888,672	$6.47
$7.20 - $21.59	503,031	5.92	$17.45	503,031	$17.45

$0.93 - $21.59	4,609,992	5.99	$6.09	3,000,955	$7.24

		Weighted			Weighted
	Options	Average	Weighted	Options	Average
Option	Outstanding	Remaining	Average	Exercisable	Exercise Price
Exercise Price	as of 12/31/2002	Contractual Life	Exercise Price	as of 12/31/2002	of Exercisable
$1.31 - $4.53	1,261,140	3.74	$3.53	1,195,140	$3.53
$4.54 - $5.63	1,749,644	6.24	$5.49	647,472	$5.37
$5.64 - $7.19	1,400,222	5.93	$6.41	845,222	$6.56
$7.20 - $21.59	601,494	6.69	$17.68	440,517	$17.45

$1.31 - $21.59	5,012,500	5.84	$6.72	3,128,351	$6.69

     In 2004, 2003 and 2002, the Company granted, out of the 1999 Plan and the 1995 Director Plan, shares of restricted Common Stock as compensation to certain of its employees and non-employee directors. Such grants vest over the three-year period subsequent to grant. Shares granted, and the weighted-average fair values in years 2004, 2003 and 2002 were as follows:

	Shares	Fair Value
Granted in year 2002	101,429	$5.71
Granted in year 2003	493,669	1.27
Granted in year 2004	79,965	6.04

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 2003 and 2002, 13,369 and 5,063 shares of unvested restricted stock grants were cancelled, respectively, upon the termination of the respective grantee’s employment.

     In 2004, 2003 and 2002, the Company recorded stock-based compensation expense related to grants of stock (net of cancellations) of $850,000, $587,000 and $321,000, respectively.

Warrants

     A summary of the status of the Company’s warrants as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2002	247,858	$9.873
Exercised	(1,272)	4.25

Outstanding at December 31, 2002	246,586	9.90
Exercised	(103,728)	2.27

Outstanding at December 31, 2003	142,858	14.00
Forfeited	(142,858)	14.00

Outstanding at December 31, 2004	—	—

     In September 2003, the Company settled a dispute with a former consultant and agreed to modify the exercise price of certain warrants issued to such former consultant to purchase 103,728 shares, from $4.25 per share to $2.25 per share. Those warrants were then exercised in a cashless exercise, pursuant to which the Company issued 67,261 shares of common stock, and recorded stock-based compensation expense of approximately $207,000, which was included in general and administrative expenses in 2003.

     The remaining warrant expired in October 2004, and had an exercise price of $14.00 per share.

(4)	Income Taxes

     The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

     The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes is as follows ($ in thousands):

	December 31,
	2004	2003	2002
Computed “expected” tax expense	$(19,131)	$(12,353)	$(8,214)
Effect of:
Permanent differences	357	50	969
Increase in valuation allowance	18,774	12,303	7,245

Tax expense	$—	$—	$—

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2004 and 2003 are as follows ($ in thousands):

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2004	2003
Loss carryforwards	$80,480	$57,692
Start-up costs	2,481	5,228
Property, plant and equipment	741	797
Deferred revenue	588	784
Other	1,769	1,013

Gross deferred tax assets	86,059	65,514
Valuation allowance	(86,059)	(65,514)

Net deferred tax assets	$—	$—

     At December 31, 2004 and 2003, the Company had net operating loss carryforwards of $229.9 million and $164.8 million, respectively. The Company has established a valuation allowance for the full amount of the resulting deferred tax assets as management does not believe that it is more likely than not that the Company will recover these assets. Utilization of the Company’s net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. To the extent not utilized, the carryforwards will expire during the years beginning 2005 through 2024.

     The difference between the increase in valuation allowance reported above, and the change in valuation allowance between December 31, 2004 and 2003, reflects the utilization of net operating losses from stock options. Of the total valuation allowance for year 2004, approximately $4.8 million relates to stock option compensation deductions. The tax benefit associated with stock option compensation deductions will be credited to equity when realized.

(5)	Equipment and Leasehold Improvements

     Equipment and leasehold improvements consist of the following ($ in thousands):

	December 31,
	2004	2003

Furniture and equipment	$12,026	$11,167
Leasehold improvements	4,620	4,311

	16,646	15,478
Less accumulated depreciation and amortization	11,539	10,498

	$5,107	$4,980

     Depreciation expense was $987,000, $963,000 and $966,000 in years 2004, 2003 and 2002, respectively.

(6)	Entity-Wide Geographic Data

     The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company’s long-lived assets in different geographic locations ($ in thousands):

	December 31,
	2004	2003
Long-lived assets:
United States	$4,591	$4,327
Germany	1,067	1,310

Total	$5,658	$5,637

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes the Company’s revenues in different geographic locations ($ in thousands):

	Year Ended,
	2004	2003	2002
Revenues:
United States	$12,831	$10,952	$10,130
Germany	947	605	303

Total	$13,778	$11,557	10,433

      The Company’s revenues are primarily derived from several customers each of whom represent a significant percentage of total revenues. The following table summarizes the Company’s sources of revenues from its principal customers ($ in thousands):

	Year Ended,
	2004	2003	2002
Customers:
GSK	$10,649	$5,411	$3,514
Schering-Plough	2,082	3,585	4,026
Encysive, L.P.	—	813	2,194
Other	1,047	1,748	699

Total	$13,778	$11,557	10,433

(7)	Acquisition of Partnership Interest

      On April 22, 2003, the Company and ICOS executed a purchase and sale agreement (the “Acquisition Agreement”) pursuant to which the Company purchased the partnership interest of ICOS and its subsidiaries in ELP (the “Acquisition”). The partnership had no assets other than its rights to the in-process research and development of the endothelin receptor antagonist program. Under the Acquisition Agreement, the Company agreed to pay to ICOS a purchase price of $10,000,000, of which $4,000,000 was paid on April 22, 2003. The remaining $6,000,000 was subject to a secured promissory note (the “Note”) which was repaid in March 2004, see Note 8.

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

(8)	Long-Term Debt

      The Company was party to a Note arising from the Acquisition (see Note 7). The Note required a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004; however, the Company repaid the note in March 2004. The outstanding principal balance of the Note accrued interest at a rate which approximated the three-month London interbank offering rate for U.S. Dollars (“LIBOR”) plus 1.5%. The Company’s obligations under the Note were secured with an irrevocable standby letter of credit, for which the Company pledged marketable securities with an amortized cost of $7,011,000. The letter of credit was cancelled and the marketable securities were returned to the Company upon repayment of the Note.

      The Company and the other stockholders of Revotar have executed an agreement to provide approximately $4.5 million in unsecured loans, of which the Company’s commitment was approximately $3.4 million. The terms of the loans required quarterly interest payments, however the Company and the other stockholders of Revotar have waived such payments, and repayment of all principal on or before April 1, 2007. The interest rate for the first two years will be seven percent, after which the interest rate will be reset to the U.S. prime rate plus 2.5% if such rate is higher than seven percent. Pursuant to such agreement, the Company has advanced its entire commitment of approximately $3.4 million to Revotar and the minority shareholders of Revotar have advanced their entire commitment of approximately 1.3 million euros to Revotar as of December 31, 2004. The loan from the Company is denominated in U.S. dollars. We believe that Revotar’s existing funds and proceeds under German government scientific grants will be sufficient to fund Revotar into April 2005. In order to continue to operate, Revotar will need to seek additional funding through collaborative arrangements and/or public or private financings. We cannot assure you that such funding will be available on acceptable terms. In addition, the stockholders of Revotar are considering other changes to Revotar’s

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

structure to provide it with additional capital including, among other things, additional equity investments by the minority stockholders and changes to intellectual property rights. Revotar is also actively seeking a partner or partners for the inhaled indications of bimosiamose. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

      The Company’s obligations under long-term debt at December 31, 2004 were comprised of borrowing by Revotar from its minority shareholders of $1,730,000, none of which is payable within one year. See Note 13.

(9)	Research and License Agreements

     Under the terms of the Company’s agreement with ELP prior to the Acquisition, the Company provided, and was reimbursed for, research and development activities conducted on behalf of Encysive, L.P.

     The Company also receives reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline, plc (“GSK”) (Note 11), Schering-Plough Ltd. and Schering-Plough Corporation (collectively “Schering-Plough”) and Revotar (Note 10).

Mitsubishi-Pharma Agreement

     Encysive has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. (“Mitsubishi”), to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban (the “Mitsubishi Agreement”). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2004, the Company had paid Mitsubishi approximately $959,000 in royalty payments under the Mitsubishi Agreement. The Company has also paid Mitsubishi a $500,000 milestone payment under the Mitsubishi Agreement. No additional milestone payments are payable to Mitsubishi under the Mitsubishi Agreement.

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

     During 2000, Encysive signed an additional agreement with Mitsubishi that provides Encysive with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. The Company began enrolling patients in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which was being recognized as revenues over the expected development period, and accordingly, revenues in year 2002 included approximately $382,000 related to such milestone payment. In light of a lack of a positive overall efficacy trend and the high risk and high costs associated with stroke trials, management determined that it was unlikely that the Company would proceed independently with a full Phase III program and, accordingly, recognized the remaining deferred revenue related to the milestone payment from Mitsubishi during 2003. License fees, milestones and grants in year 2003 includes $1,145,000 related to the milestone payment from Mitsubishi. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.

     Mitsubishi further agreed to supply the Company with its requirements of bulk Argatroban throughout the term of the Mitsubishi Agreement for the Company’s clinical testing and commercial sales of Argatroban in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of Argatroban, Mitsubishi and Encysive have agreed to discuss in good faith the means by which, and the party to whom, Argatroban production technology will be transferred.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transferee may be a person or entity other than the Company. At present, Mitsubishi is the only manufacturer of Argatroban. See Note 11.

     In exchange for the license to the Genentech, Inc. (the “Former Licensor”) Argatroban technology, the Company issued the Former Licensor 285,714 shares of Common Stock during 1993 and issued an additional 214,286 shares of Common Stock on October 9, 1997, after acceptance of the filing of the first New Drug Application (“NDA”) with the FDA for Argatroban. On June 30, 2000, the Company issued an additional 71,429 shares of Common Stock to Genentech in conjunction with the approval of the NDA for Argatroban in patients with heparin-induced thrombocytopenia (“HIT”). The value of $965,000 has been recorded as an intangible asset and is being amortized over the estimated useful life of the asset. Amortization expense recorded in each of the years 2004, 2003 and 2002 was $105,000 per year and will be approximately $105,000 annually in future periods. Additionally, on October 9, 1997, upon acceptance of the filing of the first NDA for Argatroban with the FDA, the Company granted the Former Licensor a warrant to purchase an additional 142,858 shares of Common Stock at an exercise price of $14.00 per share, subject to adjustment, which expired on October 9, 2004. Encysive also granted the Former Licensor demand and piggyback registration rights with regard to shares of Common Stock issued to the Former Licensor.

     During the third quarter of 1997, the Company sublicensed certain rights to Argatroban to GSK. In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in research and development expense, to pay an additional royalty to Mitsubishi, beginning January 1, 2002 and to provide access to certain Argatroban clinical data to Mitsubishi in certain circumstances. In certain circumstances, Mitsubishi and Encysive will share equally in all upfront payments and royalties should Mitsubishi use Encysive’s regulatory documents and data for registration in certain territories. See Note 11.

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

     Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from Encysive’s library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. Encysive will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported research at Encysive until June 30, 2004, and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to funding research costs, Schering-Plough paid Encysive an aggregate of $4 million in upfront license fees and milestone payments, and will pay the Company additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. The Company is not currently developing the second integrin antagonist. Schering-Plough will also pay the Company royalties on product sales resulting from the agreement. The upfront license fee is being amortized into revenue over the expected development period, and the Company recognized $382,000, $382,000 and $366,000 of the license fee as revenues in 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company had received approximately $13.3 million in research payments from Schering-Plough under the agreement. Schering-Plough can terminate the agreement upon 180 days written notice to the Company. If the agreement is terminated, Encysive will lose Schering-Plough’s funding for future development milestones and royalties on product sales resulting from the agreement.

     In June 2002, the Company achieved a milestone under the Schering-Plough agreement as a result of the nomination of an initial candidate for Schering-Plough’s further development. This milestone payment will be recognized into revenue over the expected development period, and approximately $179,000, $179,000 and $104,000 was recognized as revenue during 2004, 2003 and 2002, respectively.

(10)	Foreign Subsidiary

     Encysive formed Revotar in 2000 to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. Upon formation, Revotar received certain development and commercialization rights to the Company’s selectin antagonist compounds as well as rights to certain other Encysive

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

research technology. Currently, Revotar has exclusive worldwide rights to bimosiamose for the treatment of asthma and other inflammatory indications as well as rights outside of North America for topical indications. The Company has exclusive worldwide rights for the use of bimosiamose in organ transplant as well as exclusive North American rights to all topical indications. The Company’s license agreement with Revotar provides that the Company will receive royalties from Revotar based on sales of products by Revotar or its licensees, and in certain events, the Company will receive a portion of royalties, license fees and milestones received by Revotar from its licensees, if any. Revotar will also receive royalties on sales of products by the Company and its licensees.

     Revotar received approximately $5 million in funding from three German venture capital funds. The Company retains ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into Encysive’s consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company’s equity in the originally contributed assets by the minority stockholders is included with the minority interest in Revotar on the consolidated balance sheets at December 31, 2004 and 2003. The minority interest in Revotar at December 31, 2004 and December 31, 2003, was $628,000 and $1,383,000, respectively. The Company’s consolidated net loss for the years ended December 31, 2004, 2003 and 2002 was reduced $755,000, $1,225,000 and $1,225,000, respectively, by the Revotar minority stockholders’ approximately 45% interest in Revotar’s losses. We believe that Revotar’s existing funds and proceeds under German government scientific grants will be sufficient to fund Revotar into April 2005. In order to continue to operate, Revotar will need to seek additional funding through collaborative arrangements and/or public or private financings. We cannot assure you that such funding will be available on acceptable terms. In addition, the stockholders of Revotar are considering other changes to Revotar’s structure to provide it with additional capital including, among other things, additional equity investments by the minority stockholders and changes to intellectual property rights. Revotar is also actively seeking a partner or partners for the inhaled indications of bimosiamose. If Revotar is unable to obtain additional funding, Revotar will no longer be able to continue its operations, and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

(11)	Commercialization Agreement

     In connection with Encysive’s development and commercialization of Argatroban, in August 1997, Encysive entered into a Product Development, License and CoPromotion Agreement with GSK (the “GSK Agreement”) whereby GSK was granted exclusive rights to work with Encysive in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK’s agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to Encysive and to the rights of Encysive to co-promote these products through its own sales force in certain circumstances. As of December 31, 2004, the Company had received approximately $21.3 million in royalty payments from GSK under the GSK Agreement. Encysive will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that Encysive must use its own sales force to commercialize any such indications. Any indications which Encysive elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by Encysive as a result of the agreement.

     At present, Mitsubishi is the only manufacturer of Argatroban, and has entered into the Mitsubishi Supply Agreement with GSK to supply Argatroban in bulk in order to meet GSK and Encysive’s needs under the GSK Agreement. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology to GSK. If GSK cannot commence manufacturing of Argatroban or alternate sources of supply are unavailable or uneconomic, the Company’s results of operations would be materially and adversely affected.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The GSK Agreement generally terminates on a country-by-country basis upon the earlier of the termination of Encysive’s rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country by country basis by giving Encysive at least three months written notice at any time before GSK first markets products in that country based on a reasonable determination by GSK that the commercial profile of the product in question would not justify continued development in that country. GSK has similar rights to terminate the GSK Agreement on a country by country basis after marketing has commenced. In addition, either party may terminate the GSK Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent. If the GSK Agreement is terminated, the Company would no longer receive royalties from GSK’s sales of Argatroban.

     In connection with the execution of the GSK Agreement, GSK purchased 176,992 shares of Encysive’s Common Stock for $1.0 million and an additional 400,000 shares of Common Stock for $2.0 million in connection with the secondary public offering, which closed on October 1, 1997.

(12)	401(k) Plan

     The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 60% of their compensation, with a maximum of $13,000 per employee in 2004. The Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 for each dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001. The Compensation Committee approved matching contributions on the catch-up contribution made by employees 50 years of age or older by the end of the plan year and the 401(k) plan was amended effective January 1, 2002. Total cost of the employer match was $218,000, $161,000 and $197,000 in 2004, 2003 and 2002, respectively.

(13)	Commitments and Contingencies

(a) Employment agreements

     The Company has entered into employment agreements with certain officers and key employees. Additionally, the Company has signed agreements with 12 of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to 12 months to three years of annual base salary and annual bonus, if any. The base salary and annual bonus portion of the agreements would aggregate approximately $6.6 million at the current rate of compensation. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of 12 months to three years and reimbursement of certain legal expenses in conjunction with the agreements.

(b) Lease Agreements

     In April 2002, the Company leased a facility in Bellaire, Texas, that houses the Company’s administrative, marketing, clinical development and regulatory staff. Under the terms of the lease, which expires on July 31, 2005, the Company is obligated to pay for base rent, related building services and parking. The Company has the right to extend the term of this lease agreement under the same terms and conditions to December 31, 2005, upon notice to the lessor. In January 2005, the Company relocated its offices and vacated the facility.

     In November 2004, the Company leased 40,730 square feet of office space in Houston, Texas for our administrative, marketing, clinical development and regulatory staff. The lease commenced on January 1, 2005 and expires on December 31, 2007. Under the terms of the lease, the Company is obligated to pay for base rent and related building services.

     In December 2003, the Company agreed to extend the term of its lease on a laboratory facility in Houston, Texas to December 31, 2007. The Company also leases parking spaces at the facility established rate. The lease includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours, which are subject to annual adjustments based on the local consumer price index.

     Revotar, the Company’s majority-owned subsidiary, leases a 10,700 square foot office and laboratory facility in Berlin, Germany. The lease expires on September 2, 2006. Under the terms of the lease, base rent will increase at three percent per year on the anniversary date of the lease. In addition to the base rent and parking, the Company is obligated to pay for

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related building services. The charge for related building services is subject to annual adjustments, based upon actual increases in costs, up to six percent per year. Since amounts payable under the lease agreement are denominated in Euros, the Company’s actual expense may vary, depending upon variations in foreign exchange rates.

     For the years ended December 31, 2004, 2003 and 2002, rent and related building services totaled approximately $1,539,000, $1,700,000 and $1,600,000, respectively.

      At December 31, 2004, the Company’s minimum aggregate commitments under long-term, non-cancelable operating leases are as follows ($ in thousands):

2005	$1,930
2006	2,006
2007	1,835

$5,771

(c) Foreign Currency Exchange Risk

     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. Although not material to our operations, we were exposed to an increased risk of fluctuating foreign exchange rates during 2004 as a result of the increasing weakness of the U.S. dollar and our increased clinical trial activity in areas outside the U.S. Historically, we have not hedged any of these foreign currency exchange risks except at Revotar. The following describes the nature of this risk that is not believed to be material to us. We have a majority-owned affiliate in Berlin, Germany and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this affiliate are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.

(d) Other Contingencies

     Under the terms of one of the Company’s contracts with a third party service provider, the Company could be obligated to pay a termination fee in the event that the Company elects to terminate the project prior to completion. The amount of the termination fee declines as work is completed under the contract, and in any event would not exceed $600,000.

     Like other biopharmaceutical companies, the Company is subject to other contingencies, including legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, and product liability. The Company may be involved in legal actions from time to time. The Company has used various substances in its research and development which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Quarterly Financial Data (Unaudited)

      The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	Year Ended December 31, 2004
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$2,834	$3,390	$2,583	$4,971
Operating loss	$(11,665)	$(12,545)	$(17,064)	$(15,220)
Net loss	$(11,121)	$(12,306)	$(16,579)	$(14,654)

Net loss per share data:
Basic and diluted	$(0.21)	$(0.23)	$(0.31)	$(0.26)

	Year Ended December 31, 2003
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$3,216	$2,228	$3,413	$2,700
Operating loss	$(5,543)	$(14,697)	$(8,013)	$(9,493)
Net loss	$(4,980)	$(14,120)	$(7,481)	$(8,712)

Net loss per share data:
Basic and diluted	$(0.11)	$(0.32)	$(0.17)	$(0.19)

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily total to the per share data as computed for the year.

INDEX TO EXHIBITS

Exhibit No		Description of Exhibit
3.1	—	Restated Certificate of Incorporation dated September 17, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004.

3.2	—	Amended and Restated By-laws of Encysive Pharmaceuticals Inc. adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 1996).

3.3	—	Amendment to Article II of By-laws adopted June 29, 2000 (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).

4.1	—	Rights Agreement, dated as of January 2, 2002, between Encysive Pharmaceuticals Inc. and The Bank of New York, as Rights Agent, including exhibits thereto. (incorporated by reference to Exhibit 1 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.2	—	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

10.1+	—	Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended)).

10.2+	—	Seventh amendment dated January 5, 2005 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on January 6, 2005).

10.3+	—	Termination Agreement between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. dated March 21, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

10.4+	—	Termination Agreement between Encysive Pharmaceuticals Inc. and Richard A. F. Dixon dated March 17, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

10.5+	—	Termination Agreement between Encysive Pharmaceuticals Inc. and Stephen L. Mueller dated March 20, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

10.6+	—	Termination Agreement dated as of September 10, 2003 made by and between Encysive Pharmaceuticals Inc. and Terrance C. Coyne, M.D. incorporated by reference to exhibit 99.2 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.7+	—	Termination Agreement dated as of June 2, 2003 made by and between Encysive Pharmaceuticals Inc. and Derek J. Maetzold, incorporated by reference to exhibit 99.3 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.8+	—	Form of Indemnification Agreement between Encysive Pharmaceuticals Inc. and its officers and directors dated March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2001 filed with the Commission on March 29, 2002).

10.9+	—	Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.10+	—	Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

Exhibit No		Description of Exhibit
10.11+	—	Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.12+	—	1995 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.13+	—	Amendment to the 1995 Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.62 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997 filed with the Commission on August 14, 1997).

10.14+	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

10.15+	—	Amendment to the 1995 Non-Employee Director Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997 filed with the Commission on August 14, 1997).

10.16+	—	Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan, dated March 6, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-41864) filed with the commission on July 20, 2000).

10.17+	—	Amendment to the Encysive Pharmaceuticals Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 14, 2003).

10.18+	—	Encysive Pharmaceuticals Inc. 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.71 to the Company’s Form 10-Q (Commission File No. 000-20117) for the Quarter ended March 31, 1999 filed with the Commission on May 14, 1999)

10.19+	—	Amendment to the Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Appendix C of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 5, 2004).

10.20+	—	Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004).

10.21+	—	Form of Option Agreement for Non-Qualifed Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004).

10.22	—	Lease Agreement dated, February 24, 1995 between Encysive Pharmaceuticals Inc. and Doctors Center, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994)

10.23	—	Third Amendment to Lease Agreement dated January 1, 2003 between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

10.24	—	Lease Agreement dated February 20, 2002 between Encysive Pharmaceuticals Inc. and FRM West Loop Associates #6, LTD (incorporated by reference to Exhibit 10.22 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

Exhibit No		Description of Exhibit
10.25		Lease Agreement dated November 18, 2004 between Encysive Pharmaceuticals Inc. and W9/LWS II Real Estate Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 24, 2004.

10.26*	—	Sublicense and License Agreement dated May 27, 1993 between Company and Genentech, Inc., together with exhibits (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1993 and incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q/A-1 (Commission File No. 0-20117) for the quarter ended June 30, 1993)

10.27	—	Agreement between Mitsubishi Chemical Corporation, Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.28*	—	Product Development License and Co-Promotion Agreement between Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.29*	—	Amended and Restated License and Research Development Agreement dated January 24, 2003 between Revotar Biopharmaceuticals AG and Encysive Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.28 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002 filed with the Commission on March 28, 2003).

10.30*	—	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering-Plough LTD. dated June 30, 2000. (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).

10.31*	—	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering Corporation dated June 30, 2000. (incorporated by reference to Exhibit 99.9 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).

10.32		Purchase and Sale Agreement dated as of April 22, 2003, made by and between Encysive Pharmaceuticals Inc., TBC-ET, Inc., ICOS Corporation, ICOS-ET-LP LLC, ICOS-ET-GP LLC, and ICOS Technology Services LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on April 23, 2003).

10.33		Secured Promissory Note of Encysive Pharmaceuticals Inc. dated as of April 22, 2003, in the principal amount of $6,000,000 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on April 23, 2003).

Exhibit No		Description of Exhibit
21.1†	—	Subsidiaries of the Registrant

23.1†	—	Consent of Independent Registered Public Accounting Firm

31.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1†	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

†	Filed herewith