Form 10-Q
period 2005-03-31
ENCYSIVE PHARMACEUTICALS INC
filed 2005-04-29
CIK 887023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20117

ENCYSIVE PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3532643

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4848 Loop Central Drive, Suite 700, Houston, Texas	77081

(Address of principal executive office)	(Zip code)

(713) 796-8822

(Registrant’s telephone number, including area code)

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, exclusive of treasury shares, as of the latest practicable date.

Class	Outstanding at April 25, 2005
Common stock, $0.005 par value	58,081,067

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$123,690	$46,130
Short-term investments	58,441	22,971
Accounts receivable	2,313	4,816
Other current receivables	163	348
Prepaids	1,926	849

Total current assets	186,533	75,114

Equipment and leasehold improvements, net	5,856	5,107
Deferred debt origination costs, net of accumulated amortization of $37	4,604	—
Intangible and other assets, net of accumulated amortization of $500 and $474	525	551

Total assets	$197,518	$80,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,167	$2,897
Accrued expenses	13,862	12,300
Deferred revenue	1,288	561

Total current liabilities	18,317	15,758

Deferred revenue	2,252	1,119
Long-term debt	131,658	1,730
Minority interest in Revotar	363	628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.005 per share. 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.005 per share. At March 31, 2005 75,000,000 shares authorized; 58,237,582 shares issued, 58,024,582 shares outstanding. At December 31, 2004, 75,000,000 shares authorized; 58,131,254 shares issued, 57,918,254 shares outstanding	291	291
Additional paid-in capital	301,659	300,906
Deferred compensation expense	(81)	(129)
Treasury stock, 213,000 shares	(1,602)	(1,602)
Accumulated other comprehensive income	222	189
Accumulated deficit	(255,561)	(238,118)

Total stockholders’ equity	44,928	61,537

Total liabilities and stockholders’ equity	$197,518	$80,772

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Research agreements	$—	$761
Royalty income, net	2,346	1,792
License fees, milestones and grants	194	282

Total revenues	2,540	2,835

Expenses:
Research and development	16,784	12,015
General and administrative	3,812	2,485

Total expenses	20,596	14,500

Operating loss	(18,056)	(11,665)

Investment income, net	519	390
Interest expense	(171)	(40)

Loss before minority interest	(17,708)	(11,315)

Minority interest in loss of Revotar	265	194

Net loss	(17,443)	(11,121)

Other comprehensive income:
Unrealized gain on foreign currency translation	33	79

Comprehensive loss	$(17,410)	$(11,042)

Net loss per common share-basic and diluted	$(0.30)	$(0.21)

Weighted average common shares used to compute basic and diluted net loss per share	57,655,886	52,178,130

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(17,443)	$(11,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	243
Minority interest in loss of Revotar	(265)	(194)
Expenses paid with stock	480	201
Stock-based compensation expense	61	67
Loss on disposition of fixed assets	7	3
Amortization of debt issue costs	37	—
Amortization of discount/premium on investments	(7)	—
Change in interest receivable included in short-term investments	(14)	119
Change in operating assets and liabilities:
Accounts receivable	2,503	(11)
Prepaids	(1,078)	(761)
Other current receivables	179	498
Accounts payable and accrued expenses	1,861	1,147
Deferred revenue	1,860	(140)

Net cash used in operating activities	(11,492)	(9,949)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,100)	(275)
Purchases of investments	(63,362)	(13,000)
Maturity of investments	27,913	4,000

Net cash used in investing activities	(36,549)	(9,275)

Cash flows from financing activities:
Proceeds from sale of common stock and option and warrant exercises, net	261	2,526
Debt issue costs	(4,641)	—
Borrowing (repayment) of long-term debt	130,000	(6,000)

Net cash provided by (used in) financing activities	125,620	(3,474)

Effect of exchange rate changes on cash	(19)	(23)

Net (decrease) increase in cash and cash equivalents	77,560	(22,721)

Cash and cash equivalents at beginning of period	46,130	65,302

Cash and cash equivalents at end of period	$123,690	$42,581

Supplemental schedule of noncash financing activities:
Stock-based compensation expense	$61	$67
Issuance of Common Stock for expenses	480	201
Interest paid	3	39

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Encysive”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.

(2) Organization and Significant Accounting Policies

     (a) Organization

     Encysive is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds to address unmet medical needs. The Company’s research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit its expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds.

     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first FDA-approved product, Argatroban, for which it receives royalty income, began during November 2000.

     (b) Basis of Consolidation

     The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation, Encysive, L.P. (“ELP”), a Delaware limited partnership, EP-ET, LLP, a Delaware limited partnership, Encysive (UK) Limited, a private company located in the United Kingdom (UK), and its majority controlled subsidiary, Revotar Biopharmaceuticals AG (“Revotar”), a German corporation. All material intercompany balances and transactions have been eliminated.

     (c) Stock-Based Compensation

     At March 31, 2005, the Company had five stock-based compensation plans for employees and non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company’s results of operations for the three-month periods ended March 31, 2005 and 2004, included stock-based compensation expense arising from the grant of shares of restricted common stock to employees and the recognition of deferred compensation expense arising from the grant of stock options in March 2003 to certain employees, which were subject to the approval of stockholders of an amendment to increase the authorized shares in the 1999 plan. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (dollars in thousands, except for per share data).

     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations and comprehensive loss. The implementation of accounting provisions of FAS 123R has been delayed and will now be effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt FAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements of FAS 123R and expect the adoption may have a significant adverse impact on our future consolidated statements of operations and comprehensive loss.

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(17,443)	$(11,121)

Add: Stock-based employee compensation expense included in reported net loss	13	28

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,018)	(604)

Pro forma net loss	$(18,448)	$(11,697)

Loss per share:
As reported, basic and diluted	$(0.30)	$(0.21)
Pro forma, basic and diluted	$(0.32)	$(0.22)

     The per-share weighted average fair value of stock options granted during the three-month periods ended March 31, 2005 and 2004, was $6.62 and $5.99, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.2%	2.6%
Expected volatility	69.3%	74.5%
Expected life in years	4.92	4.79

     (d) Debt Issue Costs

     The Company incurred costs, principally comprised of underwriting fees and various legal and professional fees, of approximately $4,641,000 related to the issue of its 2.50% Convertible Senior Notes due 2012 (the “Notes”) in March 2005. Recognition of the debt issue costs is deferred, and recognized from the issuance of the Notes through the maturity date of the Notes, March 15, 2012. Interest expense in the three-months ended March 31, 2005, includes approximately $37,000 in amortized debt issue costs. Remaining unamortized debt issue costs were approximately $4,604,000 at March 31, 2005. For additional information about the Notes, see Note 9.

(3) Capital Stock

     In March 2005, the Company issued the Notes in the principal amount of $130,000,000. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Notes, see Note 9. The Company has reserved Common Stock for issuance as of March 31, 2005, as follows:

Stock option plans	7,444,750
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	16,766,751

     The Company has proposed to its stockholders for consideration at its 2005 annual meeting scheduled for May 11, 2005, that the number of authorized shares be increased from 75,000,000 to 150,000,000.

(4) Cash, Cash Equivalents, and Short-Term Investments

     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying values of the securities to their market values. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. Composition of cash and investments was as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Cash and cash equivalents:
Demand and money market accounts	$334	$881
Corporate commercial paper	123,356	45,249

Total cash and cash equivalents	$123,690	$46,130

Investments at March 31, 2005, and December 31, 2004, were as follows (dollars in thousands):

	As of March 31, 2005
		Gross	Gross
Short-term investments	Amortized	Unrealized	Unrealized	Estimated
Held-to-maturity	Cost	Gains	Losses	Fair Value
Corporate commercial paper and loan participations	$56,425	$5	$(29)	$56,401

US Government agency securities	2,016	—	(33)	1,983

Total short-term held-to-maturity investments	$58,441	$5	$(62)	$58,384

	As of December 31, 2004
		Gross	Gross
Short-term investments	Amortized	Unrealized	Unrealized	Estimated
Held-to-maturity	Cost	Gains	Losses	Fair Value
U.S. Government agency securities	$2,006	$—	$(21)	$1,985

Corporate commercial paper	19,964	14	(46)	19,932

Corporate debt securities	1,001	—	(1)	1,000

Total short-term held-to-maturity investments	$22,971	$14	$(68)	$22,917

(5) Net Loss per Common Share

     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2005 and 2004, the weighted average common shares used to compute basic and diluted net loss per common share totaled 57,655,886 and 52,178,130, respectively. Securities convertible into Common Stock comprised of stock options, warrants, shares of common stock reserved for issuance upon conversion of the Notes and unvested shares of restricted common stock totaling 15,033,552 and 5,423,117 shares at March 31, 2005 and 2004, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

(6) Income Taxes

     The Company did not incur tax expense (benefit) during the three-month periods ended March 31, 2005 and 2004, due to operating losses and the related increase in the valuation allowance.

(7) Entity-Wide Geographic Data

     The Company operates in a single business segment that includes research and development of pharmaceutical products. The following table summarizes the Company’s long-lived assets in different geographic locations (dollars in thousands):

	March 31, 2005	December 31, 2004
Long-lived assets:
United States	$10,053	$4,591
Germany	932	1,067

Total	$10,985	$5,658

     The following table summarizes the Company’s revenues in different geographic locations (dollars in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
United States	$2,486	$2,693
Germany	54	142

Total	$2,540	$2,835

     The Company’s revenues are primarily derived from several entities, each of whom represents a significant percentage of total revenues. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Customers:
GSK	$2,346	$1,792
Schering-Plough	140	901
Other	54	142

Total	$2,540	$2,835

(8) Foreign Subsidiary

     In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization (the “Restructuring”). Under the terms of the Restructuring, Revotar’s stockholders other than the Company have agreed to contribute additional funds to Revotar, and the Company’s ownership will be reduced to approximately 14% of the outstanding common stock of Revotar. Revotar’s other stockholders may also subsequently purchase the shares of Revotar common stock owned by the Company for nominal consideration. Upon the funding of Revotar by the other stockholders, the Company has agreed to license its worldwide rights to bimosiamose and certain follow-on compounds to Revotar for which it could receive substantial future royalty payments from Revotar in the event that these compounds are subsequently approved and commercialized, or licensed to a third party. Further, the Company has agreed to cancel its outstanding loan, and accrued interest thereon, of approximately $3.7 million. The transaction will become effective upon contribution of the additional capital by Revotar’s other stockholders. For additional discussion of Revotar’s indebtedness, see Note 9. Following the completion of the Restructuring, the Company’s consolidated financial statements will no longer include the results of Revotar. The Company’s management believes that the Restructuring will not have a material adverse effect on the Company’s results of operations or financial position.

     Encysive formed Revotar in 2000 to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists. The Company initially retained ownership of approximately 55% of the outstanding common stock of Revotar and has consolidated the financial results of Revotar into Encysive’s consolidated financial statements. Since the development and commercialization rights contributed by the Company to Revotar had no basis for financial reporting purposes, the Company assigned no value to its contribution of intellectual property rights. The Company’s equity in the originally contributed assets by the minority stockholders is included with the minority interest in Revotar on the consolidated balance sheets at March 31, 2005, and December 31, 2004.

The minority interest in Revotar at March 31, 2005, and December 31, 2004, was $363,000 and $628,000, respectively. The Company’s consolidated net loss for the three-month periods ended March 31, 2005 and 2004 was reduced $265,000 and $194,000, respectively, by the Revotar minority stockholders’ approximately 45% interest in Revotar’s losses.

(9) Long-Term Debt

     In March 2005, the Company issued $130,000,000 in Notes, due 2012. The Company will pay 2.50% interest per annum on the Notes on March 15 and September 15 of each year, beginning September 15, 2005.

     Holders of the Notes may convert the Notes into shares of common stock at any time prior to the maturity date of the Notes at a conversion rate of 71.7077 shares of common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $13.95 per share, subject to adjustment as set forth in the indenture governing the Notes. In the event of certain types of fundamental changes, the Company will increase the number of shares issuable upon conversion or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes are convertible into shares of the acquiring or surviving company, or at the option of the Company, the Company may elect to pay the additional value represented by an increase in the conversion rate in cash to holders electing to convert their Notes. On or after March 20, 2010, the Company may redeem some or all of the Notes for cash at 100% of the principal amount plus accrued interest, if the trading price of the Company’s common stock exceeds 140% of the conversion price of the Notes then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which the redemption notice is mailed. Upon the occurrence of a fundamental change meeting certain conditions, holders of the Notes may require the Company to repurchase for cash all or part of their Notes.

     The Notes are senior unsecured obligations and rank equally in right of payment with any senior unsecured indebtedness that the Company may incur in the future. The Notes will be effectively subordinated to all future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables and senior in right of payment to any future subordinated indebtedness that the Company may incur.

     The Company was a party to a note arising from its acquisition of the partnership interest of ICOS Corporation in ELP in April 2003. The note required a payment of $4,000,000 on April 22, 2004, and a payment of $2,000,000 on October 22, 2004. The outstanding principal balance of the note accrued interest at a rate which approximated the three-month London interbank offering rate for U.S. dollars (“LIBOR”) plus 1.5 percent. The Company’s obligations under the note were secured with an irrevocable standby letter of credit for which the Company pledged marketable securities with an amortized cost of $7,011,000. On March 31, 2004, the Company prepaid its remaining $6,000,000 obligation under the note plus accrued interest of $38,000, and the pledged marketable securities were returned to the Company.

     The stockholders of Revotar provided approximately $4.5 million in unsecured loans to Revotar, of which the Company’s commitment was approximately $3.4 million. The terms of the loans required quarterly interest payments, however the stockholders of Revotar have waived such payments, and repayment of all principal on or before April 1, 2007. Pursuant to such agreement, the Company has advanced its entire commitment of approximately $3.4 million to Revotar and the minority shareholders of Revotar have advanced their entire commitment of approximately 1.3 million euros to Revotar as of March 31, 2005. The loan from the Company is denominated in U.S. dollars. The Company’s loan to Revotar has been eliminated in consolidation, however the amount borrowed from Revotar’s minority shareholders, valued at approximately $1.7 million at March 31, 2005, is included in long-term debt on our consolidated balance sheet. As discussed in Note 8, the Company has agreed to cancel its loan, including accrued interest thereon totaling approximately $3.7 million, upon completion of the Restructuring.

(10) Commitments and Contingencies

     (a) Foreign Currency Exchange Risk

     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. Although not material to our operations, we were exposed to an increased risk of fluctuating foreign exchange rates during the three months ended March 31, 2005 as a result of the increasing weakness of the U.S. dollar and our increased clinical trial activity in areas outside the U.S. Historically, we have not hedged any of these foreign currency exchange risks except at Revotar. The following describes the nature of this risk that we believe is not material to us. We have a majority-owned affiliate in Berlin, Germany, and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this affiliate are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.

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

Item 2.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and March 31, 2004

OVERVIEW

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under the “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this discussion after the date of this report.

     Encysive is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA-approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, which is marketed by GlaxoSmithKline plc, or GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist that has successfully completed final Phase III clinical trials for the treatment of pulmonary arterial hypertension, or PAH. In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist. Bimosiamose is being developed by our majority-owned German affiliate, Revotar Biopharmaceuticals AG, or Revotar. In April 2005, we agreed to substantially revise our licensing agreement with Revotar and to a capital restructuring of Revotar. For more information, see Note 8 to the financial statements included herein.

     In March 2005, we issued $130 million of 2.50 percent Convertible Senior Notes, or the Notes, due 2012. For additional information about the Notes, see Note 9 to the consolidated financial statements included herein.

Thelin™ — for the treatment of Pulmonary Arterial Hypertension

     We recently completed the pivotal Phase III clinical trials of Thelin™, an oral small molecule for the treatment of PAH and we believe a New Drug Application, or NDA, may be submitted in May 2005. We also expect to file in the European Union in the third quarter of 2005. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. We have worldwide commercialization rights to Thelin™. We intend to build a new specialty sales force, which we currently plan to consist of approximately 50 to 60 representatives, for the commercialization of Thelin™ in North America, and we have reserved all marketing rights to Thelin™ in the rest of the world. We believe it is advantageous to allow the market to continue to grow globally before making a final decision on any marketing plans outside North America. While we are considering the option of marketing the product on our own worldwide, we intend to leave our options open and will re-assess the situation as we move closer to commercialization.

Argatroban

     Argatroban, licensed from Mitsubishi Pharma Corporation (“Mitsubishi”) and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing precutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and has Hatch-Waxman market exclusivity in the U.S. until June 2005. A pediatric study is underway, which could prolong exclusivity in the U.S. to the end of 2005. In the three months ended March 31, 2005, Encysive earned royalties from the sales of Argatroban totaling $2.3 million. See “Outlook for 2005,” below, for additional information about our plans and expectations for the remainder of 2005.

Other Development Programs

     In addition to Thelin™ and Argatroban, we have a number of projects in clinical and preclinical development. TBC3711, a next generation ET(A) receptor antagonist, has completed Phase I clinical development for the treatment of PAH. TBC3711 is more selective and more potent than Thelin™.

     Revotar is developing bimosiamose, a selectin antagonist discovered in Encysive’s laboratories, which is designed to block inflammatory cells from leaving the vascular space to travel to tissue sites of inflammation. Revotar completed Phase IIa clinical trials evaluating the use of topical bimosiamose for the treatment of psoriasis and atopic dermatitis. The results of the Phase IIa clinical trial showed a decline in thickness of the psoriatic plaque. Revotar is evaluating the conduct of additional clinical trials of bimosiamose. An inhaled version of bimosiamose has completed a 12-patient proof-of-concept study in asthma that demonstrated a statistically significant improvement in the late asthmatic response, the same target addressed by inhaled steroid use in asthma.

     In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization in an arrangement referred to as the “Restructuring.” Under the terms of the Restructuring, Revotar’s stockholders other than Encysive have agreed to contribute additional funds to Revotar, and our ownership will be reduced to approximately 14% of the outstanding common stock of Revotar. Revotar’s other stockholders may also subsequently purchase the shares of Revotar common stock owned by us for nominal consideration. Upon the funding of Revotar by the other stockholders, Encysive has agreed to license its worldwide rights to bimosiamose and certain follow-on compounds to Revotar for which we could receive substantial future royalty payments from Revotar in the event that these compounds are subsequently approved and commercialized, or licensed to a third party. Further, we have agreed to cancel our outstanding loan, and accrued interest thereon, of approximately $3.7 million. The transaction will become effective upon contribution of the additional capital by Revotar’s other stockholders. Following the completion of the Restructuring, our consolidated financial statements will no longer include the results of Revotar. We believe that the Restructuring will not have a material adverse effect on our results of operations or financial position.

     We have entered into a worldwide research collaboration and license agreement with Schering-Plough Corporation and Schering-Plough LTD (collectively “Schering-Plough”), to discover, develop and commercialize VLA-4 antagonists. Schering-Plough has informed us that they have completed pre-clinical development with TBC4746, an oral VLA-4 antagonist. In March 2005, the initiation of clinical studies by Schering-Plough triggered a milestone payment to us. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. Additionally, on June 30, 2004 Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement.

Encysive’s Research Programs

     Our research efforts are concentrated on targets within the vasculature, and the potential indications of our drug candidates include cardiovascular diseases and a potentially wide variety of inflammatory diseases involving two complementary sets of targets. The first set of targets relate to vascular G-protein coupled receptors (“GPCRs”). Historically, GPCRs have been some of the most amenable targets for developing commercially successful pharmaceuticals, such as beta-blockers, antihistamines, and most anti-psychotics and anti-depressants. Endothelin receptors, targeted by Thelin™ and TBC3711, are examples of GPCRs.

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

     Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed. We periodically evaluate our estimates of remaining development periods and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At March 31, 2005, remaining deferred revenue was approximately $3.5 million, of which we expect to recognize approximately $1.3 million over the next twelve months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

Stock Options

     We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) in accounting for our stock option plans and apply FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and related interpretations (“FAS

123”) in reporting for our stock option plans. APB 25 utilizes the “intrinsic value” of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock on the “measurement date,” which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our Common Stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option, as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees. The pro forma effect of recognizing the fair value of stock option grants to employees on our consolidated results of operations is discussed in Note 2(c), Stock-Based Compensation.

     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations and comprehensive loss. The implementation of accounting provisions of FAS 123R has been delayed and will now be effective for annual reporting periods beginning after June 15, 2005. We are required to adopt FAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See Note 2(c) to the notes to the consolidated financial statements for the pro forma net loss and net loss per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value based method similar to the methods required under FAS 123R to measure compensation expense for employee stock option awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements of FAS 123R and expect the adoption may have a significant adverse impact on our future consolidated statements of operations and comprehensive loss.

Drug Manufacturing and Packaging

     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses.

Costs Related to Issue of Long-Term Debt

     Costs incurred in the issuance of long-term debt, primarily comprised of underwriter discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date to the maturity date of the debt.

Results of Operations

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $255.6 million from the date of our inception to March 31, 2005. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock, the sale of notes and several collaborative agreements with third parties to jointly pursue product research and development. See “Liquidity and Capital Resources” below. See also “Additional Risk Factors” in Item 1 “Business” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Three month periods ended March 31, 2005 and 2004

Revenues

     Total revenues decreased $0.3 million in the three months ended March 31, 2005, compared with the three months ended March 31, 2004. As discussed above, funding from Schering-Plough under the research agreement ended June 30, 2004, and the quarter ended March 31, 2004 included approximately $0.8 million in such funding. Royalties earned on sales of Argatroban by GSK increased $0.6 million in the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004. Grants received by Revotar from the German government declined approximately $0.1 million in the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004.

Research and Development Expense

     Research and development expense in the three-month period ended March 31, 2005, increased $4.8 million, compared with the three months ended March 31, 2004, primarily due to the costs associated with the ongoing Thelin™ development program. Thelin™ development costs increased $4.1 million in the current quarter, compared to the quarter ended March 31, 2004.

     STRIDE-2 completed enrollment in September 2004, and in February 2005, we released top-line results. We believe the NDA may be submitted in May 2005. We also expect to file in the European Union in the third quarter of 2005. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. We are continuing to enroll patients in STRIDE 3, a long-term safety study and also expect to incur significant expenses for activities such as data management and analysis as we review the results of the STRIDE clinical trials. We also expect to incur significant expenses necessary to prepare our NDA submission in the U.S. and submissions seeking regulatory approval for marketing in Europe. Accordingly, we expect research and development expenses for 2005 to significantly exceed expenses incurred in the comparable prior-year periods. See “Outlook for 2005,” below, for additional information about our plans and expectations for 2005.

General and Administrative Expense

     General and administrative expense in the three months ended March 31, 2005 increased $1.3 million compared with the three months ended March 31, 2004. In anticipation of submitting an NDA, we have begun to build the corporate infrastructure necessary to support commercialization of Thelin™, assuming regulatory approval. We anticipate that general and administrative expenses in 2005 will significantly exceed expenses incurred in the comparable prior-year periods. See “Outlook for 2005,” below, for additional information about our plans and expectations for 2005.

Total Operating Expenses

     Total operating expenses in the three months ended March 31, 2005, increased $6.1 million compared to the three months ended March 31, 2004, primarily due to higher research and development expenses, discussed above.

Operating Loss

     Operating loss in the three months ended March 31, 2005, increased $6.4 million compared with the three months ended March 31, 2004 due to lower revenues and increased operating expenses in the three months ended March 31, 2005.

     As discussed in “Outlook for 2005,” below, we expect operating losses in the remainder of 2005 to exceed comparable periods in 2004.

Interest Expense

     Interest expense of $0.2 million in the three months ended March 31, 2005 is primarily due to the issuance of the Notes. Interest expense in the three months ended March 31, 2004 was primarily due to the $6 million note payable resulting from the acquisition of ELP.

Investment Income

     Investment income in the three month period ended March 31, 2005 increased approximately $0.1 million compared with the three months ended March 31, 2004, as we invested proceeds received upon issuance of the Notes in March 2005.

Liquidity and Capital Resources

     We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and the Notes and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban.

     Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $123.7 million at March 31, 2005, compared with $46.1 million at December 31, 2004. We used $11.5 million in cash in operating activities during the three months ended March 31, 2005, compared to $9.9 million during the three months ended March 31, 2004. In March 2005, we received a $2 million milestone payment from Schering Plough, which is included in deferred revenue at March 31, 2005. The primary operating uses of cash in the 2005 and 2004 periods were to fund our general operating expenses and the ongoing research and development programs, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.

     Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investing activities when marketable securities mature, and the resulting cash is utilized primarily to fund operating activities. Cash used in investing activities during the three months ended March 31, 2005, was primarily comprised of the investment of funds received from our sale of Notes in March 2005, build out of our new office facility and purchases of equipment. Cash used in investing activities during the three months ended March 31, 2004, was primarily comprised of the investment of excess funds and the purchase of equipment.

     Cash provided by financing activities of $125.6 million during the three months ended March 31, 2005, included net proceeds of $125.4 million from the sale of the Notes in March 2005 and approximately $0.3 million in proceeds from the exercise of employee stock options. Cash used in financing activities during the three months ended March 31, 2004 included repayment of a $6.0 million note arising from our acquisition of ELP, partially offset by $2.5 million in proceeds from the exercise of employee stock options.

Material Commitments

     Our material contractual obligations are comprised of (i) amounts borrowed through the issue of the Notes, (ii) amounts borrowed by Revotar from its minority shareholders (see Note 8), (iii) obligations under our operating lease agreements and (iv) a contingent obligation to pay the other party of a research agreement a termination fee in the event that we elect to terminate the project prior to completion. In addition, we have signed a long-term purchase agreement for the manufacturing and supply of Thelin™, however our obligations under the agreement are contingent upon receiving regulatory approval for the marketing of Thelin™ in the U.S.

     As of March 31, 2005, the Company had contractual obligations as follows ($ in thousands):

		Less than	1-3	3-5	After 5
	Total	1 year	years	years	years
Contractual Obligations
Long-term debt	$131,658	—	$1,658	—	$130,000
Operating leases	5,242	$1,932	1,934	$1,376	—
Purchase obligations	343	343	—	—	—

Total	$137,243	$2,275	$3,592	$1,376	$130,000

Outlook for 2005

Royalties	$10.6 to $11.4 million
Revenues (including royalties)	$11.2 to $12.5 million
Expenses (net of Revotar minority interest)	$89.0 to $95.0 million
Net loss	$(75) to $(84) million
Cash and investments at year-end	$110 to $115 million

     For a number of reasons discussed elsewhere in this Form 10-Q, we cannot estimate, with a reasonable degree of certainty, total completion costs or dates of completion of our ongoing research and development projects. See also “Additional Risk Factors” in Item 1 “Business” in our Annual Report on Form 10-K for the year ended December 31, 2004, and “Longer-Term Outlook,” below.

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

     Projected operating expenses are based upon our current expectations for the year. We have assumed additional staff and other costs necessary to prepare for regulatory filing in the U.S. as well as in the rest of the world. Increased projected operating expenses also reflect higher overall patient enrollment in some of the clinical and other supporting trials. We have assumed additional clinical trial work for Thelin™ in additional indications. Our projected expenses also include basic research efforts on our other programs and levels of administrative support we believe to be necessary. General and administrative expenses are assumed to be significantly greater than in previous years, as we intend to build the infrastructure necessary to support eventual commercialization of Thelin™ in North America, assuming that we receive regulatory approval.

     Projected investment income assumes that the rate of return on invested funds of approximately 2.75% on an average of approximately $150 million in funds available for investment throughout the remainder of the year.

     Projected interest expense is comprised of interest on the Notes, plus a portion of deferred debt issue costs.

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

- market research;

- hiring a qualified marketing and field sales force;

- establishing appropriate infrastructure to support field sales force;

- preparation and production of educational and promotional materials;

- hiring personnel to administer reimbursement from government and private third-party payors; and

- establishing manufacturing, warehousing and distribution processes for our products.

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

     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in research and development, preclinical and clinical testing and regulatory compliance. We may require additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. Estimates of our future capital requirements will depend on many factors, including:

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

     Subject to these factors, we anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements for the foreseeable future. We believe we will submit an NDA to the FDA for Thelin™ in May 2005. If the FDA grants priority review status to our NDA, our expenses and cash expenditures related to the commercialization of Thelin™ in the U.S. could be accelerated in 2005 from future periods. We believe the effect of such accelerated expenditures could be offset, however, by earlier marketing of Thelin™ with resulting revenues in 2006 if we receive approval from the FDA.

     Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we may need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We could seek such additional funding through collaborative arrangements and/or through public or private equity or debt financings or bank debt. Upon regulatory approval, we intend to commercialize Thelin™ in North America through our own specialty sales force. While we are considering the option of marketing the product on our own worldwide, we intend to leave our options open and continually re-assess the situation as we move closer to commercialization.

     In 2002, the stockholders of Revotar executed an agreement to provide approximately $4.5 million in unsecured loans, of which our commitment was approximately $3.4 million. Under the loan agreement, we have advanced our full commitment of approximately $3.4 million to Revotar as of March 31, 2005. Revotar’s current shareholders have no obligation to advance additional funds to Revotar, and Revotar’s other shareholders have advanced their commitment of 1.3 million euros. In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization in an arrangement referred to as the Restructuring. Because of this, we will cancel our loan to Revotar and have no further financial commitment to fund Revotar’s operations. For additional information about the Restructuring, see Note 8 to the financial statements included herein.

Off-Balance Sheet Arrangements

     We have not engaged in off-balance sheet financing arrangements.

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

Cautionary Note Regarding Forward-Looking Statements

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding our estimate of the sufficiency of our existing capital resources, our ability to raise additional capital to fund cash requirements for future operations, timelines for initiating new clinical trials, planned announcements of clinical data, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, potential drug candidates, their potential therapeutic effect, market acceptance or our ability to earn a profit from sales or licenses of any drug candidate, our ability to discover new drugs in the future, and our ability to establish future collaborative arrangements are all forward-looking in nature. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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

     You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described in “Business,” “Additional Risk Factors,’’ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

     As used in this Form 10-Q, the words “we,” “our,” “us,” “Encysive,” and the “Company” refer to Encysive Pharmaceuticals Inc., its predecessors and subsidiaries, except as otherwise specified. This Form 10-Q may contain trademarks and service marks of other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. Although not material to our operations, we were exposed to an increased risk of fluctuating foreign exchange rates during the three months ended March 31, 2005 as a result of the increasing weakness of the U.S. dollar and our increased clinical trial activity in areas outside the U.S. Historically, we have not hedged any of these foreign currency exchange risks except at Revotar. The following describes the nature of this risk that is not believed to be material to us. We have a majority-owned affiliate in Berlin, Germany, and consolidate the results of operations into our consolidated financial results. Although not material to date, our reported expenses and cash flows from this affiliate are exposed to changing exchange rates. We also have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and CFO concluded:

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

Changes in Internal Controls Over Financial Reporting

     There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization (the “Restructuring”. Under the terms of the Restructuring, Revotar’s stockholders other than the Company have agreed to contribute additional funds to Revotar, and the Company’s ownership will be reduced to approximately 14% of the outstanding common stock of Revotar. Revotar’s other stockholders may also subsequently purchase the shares of Revotar common stock owned by the Company for nominal consideration. Upon the funding of Revotar by the other stockholders, the Company has agreed to license its worldwide rights to bimosiamose and certain follow-on compounds to Revotar for which it could receive substantial future royalty payments from Revotar in the event that these compounds are subsequently approved and commercialized, or licensed to a third party. Further, the Company has agreed to cancel its outstanding loan, and accrued interest thereon, of approximately $3.7 million. The transaction will become effective upon contribution of the additional capital by Revotar’s other stockholders. For additional discussion of Revotar’s indebtedness, see Note 9. Following the completion of the Restructuring, the Company’s consolidated financial statements will no longer include the results of Revotar. The Company’s management believes that the Restructuring will not have a material adverse effect on the Company’s results of operations or financial position.

Item 6.Exhibits

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

ENCYSIVE PHARMACEUTICALS INC.

April 29, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of April 2005.

ENCYSIVE	PHARMACEUTICALS INC.

By:	/s/ Bruce D. Given, M.D.

Bruce D. Given, M.D.
President and Chief Executive Officer

By:	/s/ Stephen L. Mueller

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