Form 10-Q
period 2005-06-30
ENCYSIVE PHARMACEUTICALS INC
filed 2005-08-05
CIK 887023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-20117
ENCYSIVE PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3532643

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4848 Loop Central Drive, Suite 700, Houston, Texas	77081

(Address of principal executive office)	(Zip code)
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

Class	Outstanding at August 1, 2005

Common stock, $0.005 par value	58,221,541

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$118,814	$46,130
Short-term investments	45,233	22,971
Accounts receivable	2,863	4,816
Other current receivables	67	348
Prepaids	1,262	849

Total current assets	168,239	75,114

Equipment and leasehold improvements, net	5,065	5,107
Deferred debt origination costs, net of accumulated amortization of $203 and $—	4,460	—
Intangible and other assets, net of accumulated amortization of $527 and $474	499	551

Total assets	$178,263	$80,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,931	$2,897
Accrued expenses	16,261	12,300
Deferred revenue	1,288	561

Total current liabilities	20,480	15,758

Deferred revenue	1,930	1,119
Long-term debt	130,000	1,730
Minority interest in Revotar	—	628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.005 per share. 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.005 per share. At June 30, 2005 150,000,000 shares authorized; 58,335,582 shares issued, 58,122,582 shares outstanding. At December 31, 2004, 75,000,000 shares authorized; 58,131,254 shares issued, 57,918,254 shares outstanding	292	291
Additional paid-in capital	302,185	300,906
Deferred compensation expense	(227)	(129)
Treasury stock, 213,000 shares	(1,602)	(1,602)
Accumulated other comprehensive income	—	189
Accumulated deficit	(274,795)	(238,118)

Total stockholders’ equity	25,853	61,537

Total liabilities and stockholders’ equity	$178,263	$80,772

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Research agreements	$—	$761	$—	$1,521
Royalty income, net	2,654	1,960	5,000	3,752
License fees, milestones and grants	322	140	462	280

Total revenues	2,976	2,861	5,462	5,553

Expenses:
Research and development	17,366	12,634	33,681	24,142
General and administrative	6,868	2,719	10,579	5,150

Total expenses	24,234	15,353	44,260	29,292

Operating loss	(21,258)	(12,492)	(38,798)	(23,739)

Investment income, net	1,339	316	1,933	721
Interest expense	(976)	(1)	(1,147)	(41)

Loss from continuing operations	(20,895)	(12,177)	(38,012)	(23,059)

Gain (loss) on discontinued operations	1,661	(129)	1,335	(368)

Net loss	(19,234)	(12,306)	(36,677)	(23,427)

Other comprehensive income:
Foreign currency translation:
Unrealized gain	—	185	—	263
Less: reclassification adjustment for gains included in net loss	(222)	—	(189)	—

Comprehensive loss	$(19,456)	$(12,121)	$(36,866)	$(23,164)

Net loss per common share-basic and diluted	$(0.33)	$(0.23)	$(0.63)	$(0.45)

Weighted average common shares used to compute basic and diluted net loss per share	57,895,298	52,549,921	57,776,253	52,364,026

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(38,012)	$(23,059)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	494	365
Expenses paid with stock	616	535
Stock-based compensation expense	111	160
Loss on disposition of fixed assets	7	3
Amortization of debt issue costs	203	—
Amortization of discount/premium on investments	—	64
Change in interest receivable included in short-term investments	(249)	8
Change in operating assets and liabilities:	—
Accounts receivable	1,952	(224)
Prepaids	(426)	(331)
Other current receivables	117	455
Accounts payable and accrued expenses	4,681	1,407
Deferred revenue	1,538	(280)

Net cash used in continuing operations	(28,968)	(20,897)

Net cash used in discontinued operations	(603)	(778)

Net cash used in operating activities	(29,571)	(21,675)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,473)	(445)
Purchases of investments	(73,274)	(25,924)
Maturity of investments	51,261	11,969
Investing activities of discontinued operations	—	(15)

Net cash used in investing activities	(23,486)	(14,415)

Cash flows from financing activities:
Proceeds from sale of common stock and option exercises	456	3,165
Debt issue costs	(4,663)	—
Borrowing (repayment) of long-term debt	130,000	(6,000)

Net cash provided by (used in) financing activities	125,793	(2,835)

Effect of exchange rate changes on cash	(52)	152

Net increase (decrease) in cash and cash equivalents	72,684	(38,773)

Cash and cash equivalents at beginning of period	46,130	65,302

Cash and cash equivalents at end of period	$118,814	$26,529

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$6	$39
Non-cash transactions during the period:
Stock-based compensation expense	$111	$160
Issuance of Common Stock for expenses	$616	$535
See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (unaudited)
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Encysive”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2005.
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
     (b) Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation, Encysive, L.P. (“ELP”), a Delaware limited partnership, EP-ET, LLP, a Delaware limited partnership, and Encysive (UK) Limited, a private company located in the United Kingdom (UK). The Company’s consolidated financial statements for the year ended December 31, 2004 and those included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 also included Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, which was a majority-owned subsidiary until May 2005. In May 2005, the Company and the other shareholders of Revotar consummated a restructuring (the “Restructuring”) whereby the Company’s ownership of Revotar was initially reduced to approximately 14%. Subsequently, Revotar’s other stockholders purchased the Company’s remaining Revotar shares for nominal consideration. Following the Restructuring, the Company accounted for its investment in Revotar using the cost method. Financial statements included in this quarterly report on Form 10-Q for prior-year periods have been reclassified to reflect the Restructuring. For additional information about the Restructuring, see Note 8. All material intercompany balances and transactions have been eliminated.

     (c) Stock-Based Compensation
     At June 30, 2005, the Company had five stock-based compensation plans for employees and non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company’s results of operations for the three and six-month periods ended June 30, 2005 and 2004, included stock-based compensation expense arising from the grant of shares of restricted common stock to employees and the recognition of deferred compensation expense arising from the grant of stock options in March 2003 to certain employees, which were subject to the approval of stockholders of an amendment to increase the authorized shares in the 1999 plan. The Company also recorded stock-based compensation expense in the three months ended June 30, 2005 as a result of the grant of stock options to a consultant. No other stock-based employee compensation expense is reflected in net loss, however, as all options granted under those plans had an exercise price equal to the market price of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (dollars in thousands, except for per share data).
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

	Three Months Ended		Six Months Ended
	June 30,		June	30,
	2005	2004	2005	2004
Net loss, as reported	$(19,234)	$(12,306)	$(36,677)	$(23,427)

Add: Stock-based employee compensation expense included in reported net loss	25	93	38	160

Deduct: Total stock-based Employee compensation expense determined under fair value method for all awards	(1,392)	(984)	(2,416)	(1,588)

Pro forma net loss	$(20,601)	$(13,197)	$(39,055)	$(24,855)

Loss per share:
As reported, basic and diluted	$(0.33)	$(0.23)	$(0.63)	$(0.45)
Pro forma, basic and diluted	$(0.36)	$(0.25)	$(0.68)	$(0.47)
     The per-share weighted average fair value of stock options granted during the three-month periods ended June 30, 2005 and 2004, was $5.24 and $5.98, respectively, and in the six-month periods ended June 30, 2005 and 2004 was $6.39 and $5.99, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.79%	3.9%	4.13%	2.8%
Expected volatility	59.8%	70.7%	67.8%	73.9%
Expected life in years	4.95	5.10	4.92	4.84
     (d) Debt Issue Costs
          The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $4,663,000 related to the issue of its 2.50% Convertible Senior Notes due 2012 (the “Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Notes through the date that the Company has the ability to call the Notes, March 20, 2010. Interest expense in the three and six-months ended June 30, 2005 includes approximately $166,000 and $203,000, respectively, in amortized debt issue costs. Remaining unamortized debt issue costs were approximately $4,460,000 at June 30, 2005. For additional information about the Notes, see Note 9.
     (e) Use of Estimates
          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
     (f) Reclassifications
     As discussed above in Note 2(b), certain reclassifications have been made to prior period financial statements to conform to the June 30, 2005 presentation with no effect on net loss or stockholders’ equity previously reported.
(3) Capital Stock
     In March 2005, the Company issued the Notes in the principal amount of $130,000,000. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Notes, see Note 9. The Company has reserved Common Stock for issuance as of June 30, 2005, as follows:

Stock option plans	9,138,453
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	18,460,454
(4) Cash, Cash Equivalents, and Short-Term Investments
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. Composition of cash and investments was as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Cash and cash equivalents:
Demand and money market accounts	$96	$881
Corporate commercial paper	118,718	45,249

Total cash and cash equivalents	$118,814	$46,130

Investments at June 30, 2005 and December 31, 2004, were as follows (dollars in thousands):

	June 30, 2005
		Gross	Gross
Short-term investments	Amortized	Unrealized	Unrealized	Estimated
Held-to-maturity	Cost	Gains	Losses	Fair Value

Corporate commercial paper and loan participations	$43,227	$—	$(19)	$43,208

US Government agency securities	2,006	—	(16)	1,990

Total short-term held-to-maturity investments	$45,233	$—	$(35)	$45,198

	December 31, 2004
		Gross	Gross
Short-term investments	Amortized	Unrealized	Unrealized	Estimated
Held-to-maturity	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$2,006	$—	$(21)	$1,985

Corporate commercial paper	19,964	14	(46)	19,932

Corporate debt securities	1,001	—	(1)	1,000

Total short-term held-to-maturity investments	$22,971	$14	$(68)	$22,917

(5) Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended June 30, 2005 and 2004, the weighted average common shares used to compute basic and diluted net loss per common share totaled 57,895,298 and 52,549,921, respectively. The weighted average common shares used to compute basic and diluted net loss per common share totaled 57,776,253 and 52,364,026, respectively, for the six-month periods ended June 30, 2005 and 2004. Securities convertible into Common Stock comprised of stock options, shares of common stock reserved for issuance upon conversion of the Notes and unvested shares of restricted common stock totaling 15,110,860 and 5,362,912 shares at June 30, 2005 and 2004, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

(6) Income Taxes
     The Company did not incur tax expense (benefit) during the three and six-month periods ended June 30, 2005 and 2004, due to operating losses and the related increase in the valuation allowance.
(7) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes research and development of pharmaceutical products. As a result of the Restructuring, all of the Company’s operations are currently located within the United States. See Note 8 for additional information about the Restructuring.
     The Company’s revenues are primarily derived from two entities, each of whom represents a significant percentage of total revenues. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Entities:
GSK	$2,654	$1,960	$5,000	$3,752
Schering-Plough	322	901	462	1,801

Total	$2,976	$2,861	$5,462	$5,553

(8) Foreign Subsidiary
     In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization. Under the terms of the Restructuring, Revotar’s stockholders other than the Company contributed additional funds to Revotar, and the Company’s ownership was reduced to approximately 14% of the outstanding common stock of Revotar. Revotar’s other stockholders subsequently purchased the remaining shares of Revotar common stock owned by the Company for nominal consideration. Upon the funding of Revotar by the other stockholders, the Company licensed its worldwide rights to bimosiamose and certain follow-on compounds to Revotar for which it could receive substantial future royalty payments from Revotar in the event that these compounds are subsequently approved and commercialized, or licensed to a third party. Further, the Company agreed to cancel its outstanding loan, and accrued interest thereon, of approximately $3.7 million. The transaction became effective in May 2005, upon contribution of the additional capital by Revotar’s other stockholders. Following the completion of the Restructuring, the Company’s consolidated financial statements no longer include the results of Revotar. The Company recorded a gain of approximately $1.7 million upon its disposal of Revotar, which is included in the amount reported under the caption “Gain (loss) on discontinued operations” in the Company’s financial statements for the three and six-month periods ended June 30, 2005.
     Prior to the Restructuring, Revotar had assets of approximately $1.0 million, and liabilities, not including the note payable to Encysive, of approximately $2.5 million. During the three and six-month periods ended June 30, 2005, Revotar’s revenues were approximately $0.0 and $0.1 million, respectively, and reported losses, before minority interest, of approximately $0.1 and $0.8 million, respectively.
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
(10) Commitments and Contingencies
     (a) Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. Although not material to our operations, we were exposed to an increased risk of fluctuating foreign exchange rates during the three and six months ended June 30, 2005 as a result of the increasing weakness of the U.S. dollar and our increased clinical trial activity in areas outside the U.S. Historically, we have not hedged any of these foreign currency exchange risks except at Revotar. The following describes the nature of this risk that we believe is not material to us. We have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.
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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2005 and June 30, 2004
OVERVIEW
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
     Encysive is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA-approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, which is marketed by GlaxoSmithKline plc, or GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist that has successfully completed final Phase III clinical trials for the treatment of pulmonary arterial hypertension, or PAH, and is under review by the FDA and the European Medicines Agency (“EMEA”). In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist. Bimosiamose has been licensed to and is being developed by Revotar Biopharmaceuticals AG, or Revotar, which was formerly a majority-owned subsidiary. In May 2005, we substantially revised our licensing agreement with Revotar and completed a capital restructuring of Revotar. For more information, see Note 8 to the financial statements included herein.
     In March 2005, we issued $130 million of 2.50% Convertible Senior Notes, or the Notes, due 2012. For additional information about the Notes, see Note 9 to the consolidated financial statements included herein.
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     We recently completed the pivotal Phase III clinical trials of Thelin™, an oral small molecule for the treatment of PAH and we submitted a New Drug Application, or NDA, in May 2005. The U.S. Food and Drug Administration (FDA) informed the Company that Encysive’s NDA for Thelin™ was filed on July 23, 2005 under a standard review classification. The FDA Prescription Drug User Fee Act (PDUFA) target action date for Thelin™ is March 24, 2006. We also submitted a Marketing Authorization Application (MAA) with the EMEA during July 2005. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. Orphan drug designation in the U.S. grants exclusivity to Thelin™ for seven years. For us to market Thelin™ in Europe, we will need to demonstrate that Thelin™ is not chemically similar to bosentan, or meets certain other criteria. If we are successful, Thelin™ will have exclusivity in Europe for 10 years. We believe that Thelin™ is not chemically similar to bosentan, as well as meeting other criteria for differentiation.
     We have worldwide commercialization rights to Thelin™. We plan to build specialty sales forces for the commercialization of Thelin™ in North America and Europe. We are still evaluating alternative commercialization plans for the rest of the world.
Argatroban
     Argatroban, licensed from Mitsubishi Pharma Corporation (“Mitsubishi”) and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing precutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and had Hatch-Waxman market exclusivity in the U.S. until June 2005. In June 2005, we filed a supplemental NDA for the use of Argatroban in pediatric patients, which could prolong Hatch-Waxman exclusivity in the U.S. to the end of 2005. We have access to a formulation patent, which expires in 2014, and a process patent that expires in 2017. We are not aware of any regulatory submissions by other parties for generic compounds which could compete with Argatroban. In the three and six months ended June 30, 2005, Encysive earned royalties from the sales of Argatroban totaling $2.7 million and $5.0 million, respectively. See “Outlook for 2005,” below, for additional information about our plans and expectations for the remainder of 2005.
Other Development Programs
     On June 22, 2005, Encysive held a conference in New York City, New York to discuss the Company’s research and development programs. Plans to develop oral Thelin™ more broadly in PAH and to explore indications beyond PAH were discussed. In addition, plans to conduct a dose-ranging study in PAH with TBC3711, a more potent and selective ET(A) receptor antagonist with an improved metabolic profile, pre-clinically, were discussed. The Company has intravenous formulations available for both Thelin™ and TBC3711
     In addition to Thelin™, TBC3711 and Argatroban, we have a number of projects in late preclinical development. The Company’s next clinical candidates may be an intravenous or oral vasoactive antagonist or an oral antagonist for an inflammatory disease target. It is anticipated that we may submit two or three Investigational New Drug Applications next year.
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
     In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization in an arrangement referred to as the “Restructuring.” For additional information about the Restructuring, see Note 8 to the consolidated financial statements filed herein.
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
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed. We periodically evaluate our estimates of remaining development periods and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At June 30, 2005, remaining deferred revenue was approximately $3.2 million, of which we expect to recognize approximately $1.3 million over the next twelve months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.

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
     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations and comprehensive loss. The implementation of accounting provisions of FAS 123R has been delayed and will now be effective for annual reporting periods beginning after June 15, 2005. We are required to adopt FAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See Note 2(c) to the notes to the consolidated financial statements for the pro forma net loss and net loss per share amounts, for the three and six months ended June 30, 2005 and 2004, as if we had used a fair-value based method similar to the methods required under FAS 123R to measure compensation expense for employee stock option awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements of FAS 123R and expect the adoption may have a significant adverse impact on our future consolidated statements of operations and comprehensive loss.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date to the date that we have the ability to call the debt.

Results of Operations
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $274.8 million from the date of our inception to June 30, 2005. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock, the sale of Notes and several collaborative agreements with third parties to jointly pursue product research and development. See “Liquidity and Capital Resources” below. See also “Additional Risk Factors” in Item 1 “Business” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Three and six month periods ended June 30, 2005 and 2004
Revenues
     Total revenues increased $0.1 million in the three months ended June 30, 2005, compared with the three months ended June 30, 2004. As discussed above, funding from Schering-Plough under the research agreement ended June 30, 2004 and the quarter ended June 30, 2004 included approximately $0.8 million in such funding. Royalties earned on sales of Argatroban by GSK increased $0.7 million in the quarter ended June 30, 2005, compared with the quarter ended June 30, 2004, due to higher sales of Argatroban. License fees, milestones and grants in the quarters ended June 30, 2005 and 2004 was comprised of the recognition of a license fee and milestones received from Schering-Plough. The current-year period also includes amounts attributable to a milestone payment received from Schering-Plough in March 2005.
     Total revenues in the six-month period ended June 30, 2005 decreased $0.1 million, compared with the six months ended June 30, 2004. As discussed above, funding from Schering-Plough under the research agreement ended June 30, 2004, and the six month period ended June 30, 2004 included approximately $1.5 million in such funding. Royalties on sales of Argatroban increased $1.2 million in the six months ended June 30, 2005, compared to the six-month period ended June 30, 2004, due to higher sales of Argatroban in the current-year period. License fees, milestones and grants in the quarters ended June 30, 2005 and 2004 was comprised of the recognition of a license fee and milestones received from Schering-Plough. The current-year period also includes amounts attributable to a milestone payment received from Schering-Plough in March 2005.
Research and Development Expense
     Research and development expense in the three-month period ended June 30, 2005 increased $4.7 million, compared with the three months ended June 30, 2004. Thelin™ development costs increased approximately $1.8 million in the current-year quarter. The increase is primarily due to costs associated with the STRIDE-2X and STRIDE-3 clinical trials, and to costs associated with the preparation of the NDA submission for Thelin™ in May and the MAA submission in July 2005. Employee costs increased approximately $2.2 million in the current-year quarter. The increase is attributable to additional staff, primarily in the clinical development and regulatory affairs departments, in 2005, and to the effect of our new compensation plan, as discussed below in “Total Operating Expenses.”
     Research and development expense in the six-month period ended June 30, 2005 increased $9.5 million, compared with the six months ended June 30, 2004. Thelin™ development costs increased approximately $5.6 million in the current-year period. The increase is primarily due to costs associated with the STRIDE-2X and STRIDE-3 clinical trials, and to costs associated with the preparation of the NDA for Thelin™ in May 2005 and the MAA submission in July 2005. Employee costs increased approximately $3.0 million in the current-year period. The increase is attributable to additional staff, primarily in the clinical development and regulatory affairs departments, in 2005, and to the effect of our new compensation plan, as discussed below in “Total Operating Expenses.”
     STRIDE-2 completed enrollment in September 2004, and in February 2005, we released top-line results. We submitted an NDA with the FDA in May 2005. We also submitted an MAA with the EMEA in July 2005. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. We are continuing to enroll patients in STRIDE 3, a long-term safety study and also expect to incur significant expenses for activities such as data management and analysis as we review the results of the STRIDE clinical trials. We also have incurred significant expenses necessary to prepare our NDA submission in the U.S. and for our MAA submission in Europe. Accordingly, we expect research and development expenses for 2005 to significantly exceed expenses incurred in the comparable prior-year periods. See “Outlook for 2005” below, for additional information about our plans and expectations for 2005.
General and Administrative Expense
     General and administrative expense in the three months ended June 30, 2005 increased $4.1 million compared with the three months ended June 30, 2004, primarily due to the establishment of the corporate infrastructure necessary to support commercialization of Thelin™ in the U.S. and Europe, assuming regulatory approval. Employee costs, due to additional staff and to the effect of our new compensation plan, as discussed below in “Total Operating Expenses,” increased approximately $2.3 million in the three months ended June 30, 2005.
     General and administrative expense in the six months ended June 30, 2005 increased $5.4 million compared with the six months ended June 30, 2004, most of which occurred in the three months ended June 30, 2005, discussed above. Employee costs, due to additional staff and to the effect of our new compensation plan, increased approximately $2.6 million in the six months ended June 30, 2005.
     We anticipate that general and administrative expenses in 2005 will significantly exceed expenses incurred in the comparable prior-year periods. See “Outlook for 2005,” below, for additional information about our plans and expectations for 2005.
Total Operating Expenses
     Historically, the Company has awarded an annual stock option grant to each employee, as a long-term incentive. The pending adoption of FAS123R and mandatory expensing of stock options, however, resulted in our re-evaluation of that practice, particularly as to whether stock options were the most appropriate and effective vehicle to provide incentives to employees. In June 2005, the Company adopted a compensation plan (the “Plan”) for employees of the Company. The Plan establishes grade levels for each employee and provides for the payment of cash bonuses and, for employees who are at or above a threshold grade level in the salary structure, a long-term incentive, payable in restricted common stock. The Plan also provides for a grant of restricted common stock to each new employee upon commencement of employment and eligibility for each employee to earn an annual cash bonus. In addition, certain senior and other key employees are eligible to receive stock options. Management believes that the cost of the Plan beginning in 2006 will approximate the compensation costs that would have been incurred under the Company’s previous compensation plan; however, the reported cost in year 2005 will be higher, as cash bonuses are substituted for stock options. For additional information about the impact of the Plan, refer to “Research and Development Expense” and “General and Administrative Expense”, above.
     Total operating expenses in the three months ended June 30, 2005, increased $8.9 million compared to the three months ended June 30, 2004, primarily due to higher research and development expenses, and to Thelin™ pre-commercialization activities discussed above. Total operating expenses in the six months ended June 30, 2005, increased $15.0 million, compared to the six months ended June 30, 2004. The increase is primarily due to higher research and development expenses, and to Thelin™ pre-commercialization activities, as discussed above.

Operating Loss
     Operating loss in the three months ended June 30, 2005 increased $8.8 million compared with the three months ended June 30, 2004, due to increased operating expenses in the three months ended June 30, 2005. Operating loss in the six months ended June 30, 2005, increased $15.1 million compared with the six months ended June 30, 2005, due to higher operating expenses in the current year period.
     As discussed in “Outlook for 2005,” below, we expect operating losses in the remainder of 2005 to exceed comparable periods in 2004.
Interest Expense
     Interest expense of $1.0 million and $1.1 million in the three and six-month periods ended June 30, 2005 is primarily due to the issuance of the Notes. Interest expense in the three months ended June 30, 2004 was primarily due to the interest attributed to certain immaterial capital leases for office equipment. Interest expense in the six months ended June 30, 2004 was primarily due to the $6 million note payable resulting from the acquisition of ELP, which was repaid in March 2004.
Investment Income
     Investment income in the three and six-month periods ended June 30, 2005, increased approximately $1.0 million and $1.2 million, respectively, compared with the three and six months ended June 30, 2004, as we invested proceeds received upon issuance of the Notes in March 2005.
Gain (loss) on discontinued operations
     The results of Revotar, which was formerly a majority-owned subsidiary, have been reclassified as discontinued operations, as a result of the Restructuring. We recorded a gain of approximately $1.7 million upon the Restructuring, which was partially offset by Revotar’s losses during the three and six months ended June 30, 2005. Revotar’s losses were comparable in each of the six-month periods ended June 30, 2005 and 2004.
Liquidity and Capital Resources
     We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and the Notes and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban.
     Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $164.0 million at June 30, 2005, compared with $69.1 million at December 31, 2004. We used $29.0 million in cash in continuing operations during the six months ended June 30, 2005, compared to $20.9 million during the six months ended June 30, 2004. Cash used in discontinued operations was comparable in the six-month periods ended June 30, 2005 and 2004. In March 2005, we received a $2 million milestone payment from Schering Plough, which is included in deferred revenue at June 30, 2005. The primary operating uses of cash in the 2005 and 2004 periods were to fund our general operating expenses and the ongoing research and development programs, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.
     Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investing activities when marketable securities mature, and the resulting cash is utilized primarily to fund operating activities. Cash used in investing activities during the six months ended June 30, 2005, was primarily comprised of the investment of funds received from our sale of Notes in March 2005, the build out of our new office facility and purchases of equipment. Cash used in investing activities during the six months ended June 30, 2004, was primarily comprised of the investment of excess funds and the purchase of equipment.
     Cash provided by financing activities of $125.8 million during the six months ended June 30, 2005, included net proceeds of $125.3 million from the sale of the Notes in March 2005 and approximately $0.5 million in proceeds from the exercise of employee stock options. Cash used in financing activities of $2.8 million during the six months ended June 30, 2004 included repayment of a $6.0 million note arising from our acquisition of ELP, partially offset by $3.2 million in proceeds from the exercise of employee stock options.
Material Commitments
     Our material contractual obligations are comprised of (i) amounts borrowed through the issue of the Notes, (ii) obligations under our operating lease agreements and (iii) a contingent obligation to pay the other party of a research agreement a termination fee in the event that we elect to terminate the project prior to completion. In addition, we have signed a long-term purchase agreement for the manufacturing and supply of Thelin™; however, our obligations under the agreement are contingent upon receiving regulatory approval for the marketing of Thelin™ in the U.S.
     As of June 30, 2005, the Company had contractual obligations as follows ($ in thousands):

	Less than		1-3	3-5
Contractual Obligations	Total	1 year	years	years	After 5 years
Long-term debt	$130,000	$—	$—	$—	$130,000
Operating leases	4,404	1,666	1,820	918	—
Purchase obligations	246	246	—	—	—

Total	$134,650	$1,912	$1,820	$918	$130,000
Outlook for 2005

Royalties	$10.6 to $11.4 million
Revenues (including royalties)	$11.2 to $12.5 million
Expenses (net of Revotar minority interest)	$89.0 to $95.0 million
Net loss	$(75) to $(84) million
Cash and investments at year-end	$110 to $115 million
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

     Projected operating expenses are based upon our current expectations for the year. We have assumed additional staff and other costs necessary to prepare for regulatory filing in the U.S. as well as in the rest of the world. Increased projected operating expenses also reflect higher overall patient enrollment in some of the clinical and other supporting trials. We have assumed additional clinical trial work for Thelin™ in additional indications. Our projected expenses also include basic research efforts on our other programs and levels of administrative support we believe to be necessary. General and administrative expenses are assumed to be significantly greater than in previous years, as we intend to build the infrastructure necessary to support eventual commercialization of Thelin™ in North America and Europe, assuming that we receive regulatory approval. We are still evaluating alternative commercialization strategies for the rest of the world. If we decided to market Thelin™ throughout the rest of the world, we could incur significant additional expenses.
     Projected investment income assumes that the rate of return on invested funds of approximately 2.75% on an average of approximately $137 million in funds available for investment throughout the remainder of the year.
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
Longer-Term Outlook
     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will significantly increase in subsequent years because:
•	If Thelin™ receives regulatory approval, we will incur significant commercialization expenses. These costs include:
-	market research;

-	hiring a qualified marketing and field sales force;

-	establishing appropriate infrastructure to support field sales force;

-	preparation and production of educational and promotional materials;

-	hiring personnel to administer reimbursement from government and private third-party payers; and

-	establishing manufacturing, warehousing and distribution processes for our products.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:
-	hiring personnel to direct and carry out all operations related to clinical trials;

-	hospital and procedural costs;

-	services of a contract research organization; and

-	purchasing and formulating large quantities of the compound to be used in such trials.
•	There may be additional costs in future periods related to Argatroban in complying with ongoing FDA requirements.

•	Our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed.
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
     Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we may need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We could seek such additional funding through collaborative arrangements and/or through public or private equity or debt financings or bank debt. We intend to commercialize Thelin™ in North America and Europe through our own specialty sales force, assuming regulatory approval. We are still evaluating alternative commercialization strategies for the rest of the world. If we decided to market Thelin™ throughout the rest of the world, we could incur significant additional expenses.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. Although not material to our operations, we were exposed to an increased risk of fluctuating foreign exchange rates during the three and six months ended June 30, 2005 as a result of the increasing weakness of the U.S. dollar and our increased clinical trial activity in areas outside the U.S. Historically, we have not hedged any of these foreign currency exchange risks except at Revotar. The following describes the nature of this risk that is not believed to be material to us. We have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.
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
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     On May 11, 2005, we held an annual meeting of our stockholders. The holders of 29,009,864 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:
(a)	Election of Directors
     The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of Votes	Number of Votes
Name of Nominee	Voted For	Withheld
Ron J. Anderson, M.D.	52,933,819	1,342,826
J. Kevin Buchi	52,930,847	1,345,798
Frank C. Carlucci	51,525,448	2,751,197
Robert J. Cruikshank	51,096,693	3,179,952
John H. Dillon II	52,930,647	1,345,998
Richard A. F. Dixon, Ph.D.	51,857,991	2,418,654
Bruce D. Given, M.D.	51,857,764	2,418,881
Suzanne Oparil, M.D.	52,934,250	1,342,395
John M. Pietruski	51,421,276	2,855,369
James A. Thomson, Ph.D.	51,164,607	3,112,038
James T. Willerson, M.D.	51,520,327	2,756,318
(b)	Adoption of the Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock
     The result of the vote on the proposed amendment to the Certificate of Incorporation was as follows:

Number of Votes	Number of Votes	Number of Votes	Number of
Voted For	Voted Against	Abstaining	Broker Non-Votes
50,956,950	3,141,328	178,369	-0-
(c)	Adoption of the Amendment to the Amended and Restated 1999 Stock Incentive Plan to increase the number of shares of common stock available for grant
     The result of the vote on the proposed amendment to the 1999 Plan was as follows:

Number of Votes	Number of Votes	Number of Votes	Number of
Voted For	Voted Against	Abstaining	Broker Non-Votes
34,939,732	4,006,998	89,757	15,240,158
(d)	Adoption of the Amendment to the Amended and Restated 1999 Stock Incentive Plan to prohibit the grant of discounted options and the repricing of options
     The result of the vote on the proposed amendment to the 1999 Plan was as follows:

Number of Votes	Number of Votes	Number of Votes	Number of
Voted For	Voted Against	Abstaining	Broker Non-Votes
34,597,359	3,044,554	394,574	15,240,158

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.		Description

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	*	License Agreement between Encysive Pharmaceuticals Inc. and Revotar Biopharmaceuticals AG. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 27, 2005.

*		Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

ENCYSIVE PHARMACEUTICALS INC.
August 5, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 5th day of August 2005.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ Bruce D. Given, M.D.
Bruce D. Given, M.D.
President and Chief Executive Officer

By:	/s/ Stephen L. Mueller
Stephen L. Mueller
Vice President, Finance and Administration Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	*	License Agreement between Encysive Pharmaceuticals Inc. and Revotar Biopharmaceuticals AG. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 27, 2005.

*		Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.