Form 10-K
period 2005-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2006-03-13
CIK 887023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock, $.005 per share
Title of Class
Preferred Stock Purchase Rights
Title of Class
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐           Accelerated filer  ☑           Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $629,375,000 as of June 30, 2005.
     The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2005:

Title of Class	Number of Shares

Common Stock, $.005 par value	58,694,732
     Documents incorporated by reference:

Document	Form 10-K Parts

Definitive Proxy Statement, to be filed within 120 days of December 31, 2005 (specified portions)	III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: unexpected delays in regulatory approval of Thelin™ (sitaxsentan sodium) and Encysive’s other products under development; the results of clinical trials with respect to products under development; the availability of sufficient funds to continue research and development efforts and the commercialization of Thelin™ and Encysive’s other products; reduced estimates of patient populations; reimbursement policies and governmental regulation of prices; the scope of Encysive’s patents and challenges by others of the scope of Encysive’s patents; the ability of Encysive to attract and retain qualified personnel; the impact of competitive products; the impact of strategic relationships among our competitors; the breadth of approved labeling for approved products; reimbursement policies and government regulation of prices; the availability of materials necessary for the manufacture our products; as well as more specific risks and uncertainties facing Encysive such as those set forth in “Item 1A – Risk Factors” below.
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

PART I
ITEM 1 — BUSINESS
Overview
     Encysive is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one Food and Drug Administration, or FDA, approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, which is marketed by GlaxoSmithKline plc, or GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist that has successfully completed pivotal Phase III clinical trials for the treatment of pulmonary arterial hypertension, or PAH, and is under review by the FDA, the European Medicines Agency, or EMEA, and regulatory authorities in Canada and Australia. In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist. TBC4746, the integrin very late antigen-4, or VLA-4 antagonist, has been licensed to and is being developed by Schering-Plough Corporation and Schering-Plough, Ltd., collectively referred to as Schering-Plough. Bimosiamose has been licensed to and is being developed by Revotar Biopharmaceuticals AG, or Revotar, which was formerly our majority-owned German subsidiary. Our executive offices are located at 4848 Loop Central Drive, Suite 700, Houston, Texas 77081. Our telephone number is (713) 796-8822.
Thelin™
     In October 2002, we successfully completed and announced results of our 178-patient STRIDE-1 Phase IIb/III pivotal study in PAH with Thelin™. In June 2003, we received a Special Protocol Assessment, also referred to as an SPA, which is a binding written agreement between a clinical trial sponsor and the FDA on the design of pivotal trials, confirming that, if successful, the STRIDE-2 trial results, together with the results from STRIDE-1 and planned supportive trials, would be sufficient for the submission to the FDA of the Thelin™ NDA. Additionally, the number of patient exposures for safety purposes was agreed to in the SPA.
     We successfully completed a Phase III pivotal clinical trial, STRIDE-2, during January 2005 and reported top-line clinical results in February 2005. STRIDE-2 enrolled 247 patients with World Health Organization, or WHO, Class II-IV PAH, of primary or secondary causes. STRIDE-2 had an 18-week duration and tested two doses of Thelin™ (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized, open-label efficacy rater blinded bosentan (Tracleer®), arm was included. Bosentan is currently the only approved oral endothelin receptor antagonist treatment for PAH. A total of 55 centers in North America, Europe, Israel and Australia participated. The primary endpoint of STRIDE-2 was six-minute walk distance, and secondary endpoints included change in WHO functional class, shortness of breath and the occurrence of clinical deterioration events.
     Based on the results of the clinical program, we filed a New Drug Application, or NDA, for Thelin™ with the FDA and the FDA informed us that the NDA was filed on July 23, 2005, under a standard review classification. The target action date under the FDA Prescription Drug User Fee Act, or PDUFA, for Thelin™ is March 24, 2006, the date by which we expect to receive a response from the FDA on the NDA for Thelin™. We also submitted a Marketing Authorization Application, or MAA, with the EMEA during July 2005. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. Orphan drug designation in the U.S. grants exclusivity to Thelin™ for a minimum of seven years and for ten years in the European Union.
     We have retained worldwide rights to Thelin™ and have announced our intention to market and sell Thelin™ ourselves in North America and Europe. In anticipation of receiving regulatory approval to market Thelin™ we have made preparations for commercial launch in 2006. During 2005, we significantly increased our staff, hiring a field sales force, marketing staff and other key personnel.
Argatroban
     Argatroban, licensed from Mitsubishi Pharma Corporation (“Mitsubishi”) and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing precutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. We have licenses to a formulation patent, which expires in 2014, and a process patent that expires in 2017. The composition of matter patent has expired. We are not aware of any regulatory submissions by other parties for generic compounds which could compete with Argatroban. Argatroban is marketed and sold by GSK under a license agreement whereby we receive royalties on sales. In 2005, Encysive earned royalties from the sales of Argatroban totaling $12.9 million.
Other Development Programs
     Our research and development programs include plans to develop oral Thelin™ more broadly in PAH and to explore indications beyond PAH. We intend to conduct trials for Thelin™ as a treatment for diastolic heart failure. In addition, we have begun a dose-ranging study in patients with diagnosed resistant hypertension with TBC3711, a more potent and selective endothelin-A, or ETA, receptor antagonist with an improved metabolic profile, pre-clinically. We are also developing intravenous formulations for both Thelin™ and TBC3711.
     In 2000, we entered into a worldwide research collaboration and license agreement with Schering-Plough to discover, develop and commercialize VLA-4 antagonists. Schering-Plough has completed pre-clinical development with TBC4746, an oral VLA-4 antagonist, and has informed us that they have initiated studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. We could receive development milestone payments as the compounds progress through the clinic and will receive royalties on product sales should it reach the market. In March 2005, the initiation of clinical studies by Schering-Plough triggered a milestone payment to us that together with previously received upfront license fees and milestone payments aggregate to $6 million.
     We have licensed to Revotar all rights to bimosiamose, a selectin antagonist discovered in Encysive’s laboratories, which is designed to block inflammatory cells from leaving the vascular space to travel to tissue sites of inflammation. In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization in an arrangement referred to as the “Restructuring.” As a result, we are no longer funding any drug development activities at Revotar. For additional information about the Restructuring, see Note 13 to the consolidated financial statements included herein.
Encysive’s Research Programs
     Our research efforts are concentrated on targets within the vasculature, and the potential indications of our drug candidates include cardiovascular diseases and a potentially wide variety of inflammatory diseases involving two complementary sets of targets. The first set of targets relate to G protein-coupled receptors, or GPCRs. Historically, GPCRs have been some of the most amenable targets for developing commercially successful pharmaceuticals, such as beta-blockers, antihistamines, and most anti-psychotics and anti-depressants. Endothelin receptors, targeted by Thelin™ and TBC3711, are examples of GPCRs.
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

Vascular Disease Program
THELIN™ and TBC3711
     Background — Smooth muscle cells in the blood vessel are directly responsible for mediating vessel diameter. The regulation of blood flow depends on a delicate balance between physical and chemical stimuli that cause smooth muscle cells to relax (vasodilation) or contract (vasoconstriction). Chronic periods of excessive vasoconstriction in the peripheral circulation can lead to disturbances in blood pressure (hypertension) or heart function (congestive heart failure), whereas acute episodes of intense vasoconstriction (vasospasm) can restrict blood flow leading to severe tissue damage and organ failure (myocardial infarction or kidney failure). It has been determined that the vascular endothelium (innermost lining) plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances that regulate the balance between vasodilation and vasoconstriction.
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
     Pulmonary Arterial Hypertension — PAH is a chronic, life-threatening disease characterized by vasoconstriction (narrowing of blood vessels) leading to the lungs, which results in very high blood pressure in the pulmonary arteries as the heart struggles to pump blood to the lungs. PAH patients suffer from a variety of symptoms, including shortness of breath and fatigue and, as the disease progresses, are less able to perform simple activities of living such as walking short distances or up a flight of stairs. In addition, the long-term chronic increase in pulmonary blood pressure often leads to an inability of the heart to pump blood adequately throughout the lungs and body, frequently resulting in death. PAH may be a primary condition, perhaps caused by genetic factors or unknown causes, or secondary to other diseases like autoimmune diseases (such as scleroderma or lupus), congenital heart disease, HIV infection or cirrhosis of the liver. Based on industry research analysts, other pharmaceutical companies and our internal market research, we estimate that PAH afflicts approximately 100,000 to 200,000 individuals, mostly women, in the United States, Canada and Europe.
     Thelin™ Clinical Trial Status — To date, we have conducted Phase II studies with Thelin™ in three diseases — congestive heart failure, essential hypertension and PAH. In the first Phase II study of Thelin™ in PAH patients, Thelin™ demonstrated significant benefits in six-minute walking distance, certain key hemodynamic measurements and change in New York Heart Association, or NYHA functional class. In a follow-on extension to this trial, two patients developed treatment-related hepatitis and one of these patients died. Following analysis of this trial and its extension and subsequent discussion with the FDA, in the second quarter of 2001, we initiated a second Phase IIb/III clinical trial (STRIDE-1) of Thelin™ in PAH patients, but at lower doses than previously studied. The results from STRIDE-1 were encouraging and were the basis for continued development. In June 2003, we received a SPA confirming that the results from STRIDE-1 and a proposed Phase III pivotal clinical trial, STRIDE-2, together with planned supportive trials, would be sufficient for the submission to the FDA of an NDA for Thelin™. Additionally, the number of patient exposures for safety purposes was agreed to in the SPA.
     In January 2005, we successfully completed STRIDE-2, a Phase III pivotal clinical trial that enrolled 247 patients with Class II-IV PAH, as classified by WHO, of primary or secondary causes. STRIDE-2 had an 18-week duration and tested two doses of Thelin™ (100 mg and 50 mg), versus placebo, dosed once daily in a double-blind fashion. In addition, a randomized open-label efficacy rater blinded bosentan arm was included. A total of 55 centers in North America, Europe, Israel and Australia participated. The primary endpoint of STRIDE-2 was a six-minute walk distance, and secondary endpoints included change in functional class, shortness of breath and the occurrence of clinical deterioration events. Top-line data was reported during February 2005.
     STRIDE-2 Top-line Data — The trial met its primary endpoint of improved six minute walk distance in patients receiving a 100 mg dose of Thelin™, with a placebo-subtracted improvement of 31.4 meters (p=0.03). A p value of less then 0.05 is generally taken to mean that the observation was unlikely to occur by chance alone and is, therefore, likely to be true. A 50 mg dose of Thelin™ improved six minute walk by 24.2 meters, and bosentan, currently the only approved oral endothelin receptor antagonist for treating PAH, improved six minute walk by 29.5 meters. As expected, placebo patients worsened in six minute walk over the 18-week period of the trial. WHO functional class also improved significantly at the 100 mg dose of Thelin™ versus placebo (p=0.04). There were five clinical worsening events in the 100 mg patient group, seven events in the 50 mg group, 15 events in the bosentan group, and 13 in the placebo group.
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
     A 50 mg dose of Thelin™ was included in STRIDE-2 to complete dose ranging and document the low end of the dose response curve. STRIDE-2 results for the 50 mg dose were consistent with the results of supporting trials, indicating that the 50 mg dose was below the threshold for efficacy. We do not plan to seek its approval as an adult dose. In STRIDE-2, the 50 mg dose of Thelin™ improved placebo-subtracted six minute walk by 24.2 meters. Liver function abnormalities occurred in 5.4% of patients in the 50 mg Thelin™ group.
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
     STRIDE-2X Top-line Data -. STRIDE-2X was an extension study of patients enrolled in STRIDE-2. In the 229-patient extension trial, 145 patients received open-label Thelin™ at the recommended 100 mg dose and 84 patients received open-label bosentan dosed according to its package insert.
     Interim topline efficacy results were as follows: The mean exposure time for patients treated with Thelin™ exceeded that of patients treated with bosentan (43 and 35 weeks, respectively, p<0.01), due to a higher discontinuation rate in bosentan patients (37%) than in Thelin™ patients (21%, p<0.01). Median changes from baseline in six minute walk (6MW) were similar for Thelin™ patients (17-30 meters) and bosentan patients (17-23 meters) at three, six, nine and 12 months of therapy (p>0.8 for all time points). Our ability to statistically analyze median endpoint changes were heavily affected by dropouts; the difference in median 6MW between Thelin™ (18 meters) and bosentan (0 meters) was not significant. Regarding clinical worsening, over the first year of therapy, 30% of patients treated with bosentan have experienced a worsening event versus 20% of patients receiving Thelin™ (p=0.03). Kaplan-Meier estimates of time to World Health Organization (WHO) class improvement and deterioration were similar for the two drugs (p>0.1).
     Interim topline safety results were as follows: The one-year risk of developing liver function abnormalities measured by Kaplan-Meier analysis was 4% for Thelin™ patients and 14% for bosentan patients (p=0.01), with a one-year risk of discontinuation due to liver function abnormalities of 1% for Thelin™ patients and 9% for bosentan patients (p<0.01). Patient deaths occurring in the trial have been rare in both groups with 3.4% of Thelin™ patients and 3.6% of bosentan patients dying during the first 12 months (p>0.6).
     Other Indications — sitaxsentan sodium — Thelin™ — We intend to conduct clinical trials with Thelin™ as a treatment for diastolic heart failure and could pursue additional indications other than PAH.
     Product Candidate — TBC3711 — TBC3711 is our second endothelin antagonist compound and has been selected as the next clinical candidate. We believe TBC3711 is more selective and more potent than Thelin™. TBC 3711 has completed Phase I clinical studies and in January 2006 we announced the initiation of a 12-week, multi-center, randomized, double-blind, placebo controlled Phase II dose ranging study to evaluate four once-daily, oral doses of TBC3711 in patients with diagnosed resistant hypertension. A potential market opportunity for TBC3711 exists for the treatment of PAH and other diseases.
     Other Indications — We believe endothelin antagonist compounds may provide therapeutic value and we are evaluating additional clinical trials in several other indications.
     Current and Emerging Therapies — In the past, patients with moderate PAH were often treated with calcium channel blockers, diuretics and anticoagulants. As the disease progressed, the standard treatment for the disease consisted of systemic prostacyclins, which today are either inhaled or administered intravenously or subcutaneously via continuous 24-hour infusion pumps. Bosentan (Tracleer®, a product of Actelion Ltd.), a twice daily, orally administered, non-selective endothelin receptor antagonist, was the first oral drug approved for PAH in the U.S. and most other countries. Bosenten is now used predominantly in moderate disease, but is associated with concerns over liver toxicity and treatment response. While epoprostenol (Flolan®, a product of GSK) administered intravenously has been shown to increase median survival time and bosentan has been shown to prolong time to clinical deterioration of PAH patients, we believe that there remains an ongoing need for additional pharmacological alternatives for the treatment of PAH.
     At present, epoprostenol (Flolan® owned by GSK), bosentan (Tracleer® owned by Actelion), iloprost (Ventavis™ owned by CoTherix, Inc.), treprostinil (Remodulin® owned by United Therapeutics), and sildenafil citrate (Revatio™ owned by Pfizer Inc.) are treatments currently approved by the FDA for patients with PAH.
     Epoprostenol, a vasodilator requiring continuous infusion through a central venous catheter and special infusion pump, is costly, is associated with significant adverse events including those related to its delivery, and is typically reserved by clinicians for patients with the most severe symptoms, WHO or NYHA functional class IV status.
     Bosentan, a nonselective ET-1 receptor antagonist, is the first oral agent approved for the treatment of PAH and is indicated in patients with moderate to severe NYHA/WHO functional class III and IV symptoms. Bosentan is also associated with significant potential for hepatotoxicity and teratogenicity.
     Iloprost, a synthetic analogue of prostacyclin, is an inhalation solution for the treatment of PAH (WHO Group I) in patients with NYHA Class III or IV symptoms. During clinical trials, iloprost was administered six to nine times a day.
     Treprostinil is a prostaglandin analog that is required to be administered subcutaneously or intravenously through an infusion pump, and is also being studied for potential use through inhalation.
     Sildenafil citrate, a specific phosphodiesterase type-5 (PDE5) inhibitor in the smooth muscle of the pulmonary vasculature, is indicated for the treatment of pulmonary arterial hypertension (WHO Group I). Sildenafil is the active ingredient in Viagra®, Pfizer’s erectile dysfunction medication. Sildenafil is an oral agent that is administered three times daily in the treatment of PAH. We believe that PDE5 inhibitors such as sildenafil may be used as first-line and as additive therapy with endothelin antagonists.
     Ambrisentan is an oral endothelin receptor antagonist being developed by Myogen, Inc. to treat PAH. Our analysis of ambrisentan data is that it is a non-selective endothelin receptor antagonist, like bosentan. Ambrisentan is currently in phase III development.
     Competition — We will have significant competition for sales of Thelin™ should we receive regulatory approval. Should TBC3711 be developed for PAH, there are a number of therapeutics approved for the treatment of PAH. See the Current and Emerging Therapies section above. A number of companies, including Abbott Laboratories, Myogen, Inc. and Speedel Holding AG, or Speedel, have ETA receptor antagonist compounds that have begun clinical trials in areas other than PAH. Abbott is studying atrasentan in studies of several types of prostate cancer. Myogen announced positive Phase IIb trial results of darusentan in resistant hypertension patients and Speedel started Phase III clinical development for SPP301 in diabetic nephropathy. We announced that we had initiated a Phase II dose ranging study, with TBC3711, in patients with diagnosed resistant hypertension in January 2006.
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
     Argatroban — Argatroban is a synthetic direct thrombin inhibitor developed in response to the urgent clinical need for a safe and effective alternative to heparin in HIT, with or without thrombosis. Argatroban meets the requirements of the ideal anticoagulant for both the prevention and treatment of HIT and associated thrombotic complications. As the first and only direct thrombin inhibitor approved for both the prevention and treatment of thrombosis in HIT, Argatroban provides physicians with an effective anticoagulant that does not interact with heparin-dependent antibodies, offers a predictable dose-response relationship and is minimally monitored.
Vascular Inflammation Program
Bimosiamose and VCAM/VLA-4 Antagonists
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
     The initial interaction between white blood cells and the endothelial cell layer is mediated by a group of adhesion molecules known as selectins. The selectins are a family of three proteins, two of which are found on inflamed endothelium, which bind to the carbohydrate sialyl Lewis x, also referred to as sLe(X), found on the surface of white blood cells. White blood cells are able to migrate into inflamed areas because sLe(X) present on the surface of white blood cells binds to selectin molecules present on activated endothelium. This binding slows the flow of white blood cells through the bloodstream. This is one of the first steps in the movement of white blood cells from the blood into the tissue. The second step in this process is vascular cell adhesion molecule, referred to as VCAM, mediated white blood cell attachment and migration which helps to localize white blood cells in areas of injury or infection. The presence of VCAM at sites of endothelial injury leads to an accumulation at these sites of VLA-4 which is contained in white blood cells. Such accumulation can provoke an inflammatory response.
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
     Product Candidate — Bimosiamose is being developed by Revotar, or former majority-owned German subsidiary. Our scientists have developed a computer model of the selectin/sLe(X) complex and used it to produce a novel class of synthetic, small molecule compounds that inhibit the selectin-mediated cellular adhesion that occurs during inflammation. The lead compound in the series, bimosiamose, has shown efficacy both in cell-based and biochemical assays, and in animal models of inflammation. The primary focus of Revotar has been on the design and initiation of a Phase I trial for bimosiamose using the inhaled formulation of the drug, which was completed during 2001. A Phase IIa clinical trial was completed in Germany utilizing an injectable form of bimosiamose as a proof-of-concept for psoriasis, and demonstrated activity. A Phase IIa clinical trial with an inhaled form of bimosiamose was completed and positive preliminary results were released in 2003. A Phase IIa clinical trial in psoriasis and atopic dermatitis was completed during 2004 using a topical formulation. The results of the Phase IIa clinical trial showed a decline in thickness of the psoriatic plaque.
     Product Candidate — VCAM/VLA-4 Antagonists — We have also identified antagonists for the VCAM-dependent intercellular adhesion observed in asthma, which blocks the ability of white blood cells to interact through VCAM and VLA-4.

VLA-4 antagonists represent a new class of compounds that have shown promise in multiple preclinical animal models of asthma. These lead compounds are being modified in an attempt to develop an orally available clinical candidate. In preclinical animal studies, our scientists have demonstrated that a small molecule VLA-4 antagonist can be effective in blocking acute inflammation, suggesting that VCAM/VLA-4 plays a role in this disease process. During 2002, TBC4746 was nominated as a clinical candidate and pursuant to our agreement with Schering-Plough, described below, we received a milestone payment. In March 2005, the initiation of clinical studies by Schering-Plough triggered an additional milestone payment to us.
     Research Collaboration with Schering-Plough — On June 30, 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. The primary focus of the collaboration is to discover orally available VLA-4 antagonists as treatments for asthma. Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from Encysive’s library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. Encysive was responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported research at Encysive and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee and will pay development milestones and royalties on product sales resulting from the agreement. During 2002, TBC4746 was nominated as a clinical candidate and pursuant to our agreement with Schering-Plough, we received a milestone payment, and in 2004 the research program completed. During 2005, Schering-Plough initiated clinical studies with TBC4746 and we received a milestone payment.
     Competition — Several companies have programs aimed at inhibiting cell adhesion molecules and integrins, like VCAM/VLA-4. During 2004, Biogen Idec, Inc. and Elan Corporation plc began marketing Tysabri® (natalizumab), a monoclonal antibody against VLA-4 for the treatment of patients with relapsing forms of multiple sclerosis, to reduce the frequency of clinical exacerbations. However, Biogen and Elan suspended sales and marketing of Tysabri® after one patient died and another developed a serious disease of the central nervous system. After receiving an FDA advisory committee recommendation, the FDA is considering whether Tysabri® should be reintroduced to the market.
Vascular Disease Research Program
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
     Mitsubishi Pharma Corporation — We entered into an agreement in 1993 to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2005, we had paid Mitsubishi approximately $1,605,000 in royalty payments under the agreement. We have also paid Mitsubishi a $500,000 milestone payment under the agreement and no additional milestone payments are payable to Mitsubishi under the agreement. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries and in 2006 we began receiving royalties from Mitsubishi based on European sales. Either party may terminate the agreement if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy, and such default or event of default is not cured in 60 days. Unless terminated sooner, the agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we would lose all rights to Argatroban, including our right to receive revenues from the sale of Argatroban. Under the agreement, we have access to a formulation patent granted in the U.S. in 1993, which has been extended and now expires in 2014 and a process patent that expires in 2017.
     GlaxoSmithKline — In connection with our development and commercialization of Argatroban, in August 1997, we entered into an agreement with GSK whereby GSK was granted an exclusive sublicense in the U.S. and Canada for the indications of

Argatroban that we have licensed from Mitsubishi. GSK has paid $8.5 million in upfront license fees and $12.5 million in milestone payments all of which were reported as revenues in the years prior to and including 2000. No additional license fees or milestone payments are payable to us by GSK under the agreement. As of December 31, 2005, we had received approximately $29.8 million in royalty payments from GSK under the agreement.
     The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as PCI) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. We will retain the rights to any indications that GSK determines it does not wish to pursue, subject to the requirement that we may not grant marketing rights to any third parties, and must use our own sales force to commercialize any such indications. Any indications that GSK and Encysive elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and Encysive to commercialize these indications at Encysive’s election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use and, if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK’s right to commercialize the indication, with GSK having the first opportunity to commercialize. We do not presently plan to develop Argatroban for any additional indications.
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
     Schering-Plough — In June 2000, Encysive and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. In addition to funding research costs, Schering-Plough paid Encysive an aggregate of $6 million in upfront license fees and milestone payments, and may pay us additional development milestones of $37 million regarding the development of VLA-4 antagonists. Schering-Plough will also pay us royalties on product sales resulting from the agreement. As of December 31, 2004, we had received approximately $13.3 million in research payments from Schering-Plough under the agreement and have received no additional research payments in 2005, as the research phase was completed and a VLA-4 antagonist, TBC4746, moved into development. See Note 12 to the consolidated financial statements for a discussion of this transaction. Under the terms of the agreement, Schering-Plough is responsible for further development of VLA-4 antagonists, and in 2005 initiated a study of TBC4746 in human volunteers, for which we received a milestone payment. If this agreement is terminated, we will lose Schering-Plough’s funding for development milestones and royalties on product sales resulting from the agreement.
     Revotar Biopharmaceuticals, AG — During September 2000, Revotar was formed and we transferred to Revotar certain development and commercialization rights to our selectin antagonist program as well as rights to other proprietary technology. In April 2005, the stockholders of Revotar agreed to the Restructuring. As a result, we are no longer funding any drug development activities at Revotar. Revotar will likely need to obtain additional capital resources or enter into a collaboration to complete development of bimosiamose. For additional information about the Restructuring, see Note 13 to the consolidated financial statements included herein.

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
     We in-licensed the U.S. and Canadian rights to Argatroban in 1993, which included a formulation patent granted in 1993 that has been extended and now expires in 2014, and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired. Argatroban received FDA approval on June 30, 2000, and enjoyed market exclusivity under the Hatch-Waxman Act until June 30, 2005. Pursuant to the expiration of Hatch-Waxman protection, it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents.
     Other patents relevant to our programs are set forth in the following table:

Program	Product	US Patent No.	Expiration	Relevance
Vascular Disease	Endothelin receptor antagonist*	US 6,342,610	November 5, 2013	Composition of matter patent for endothelin antagonists
	Endothelin receptor antagonist*	US 6,432,994	April 28, 2017	Composition of matter patent for endothelin antagonists
Inflammation	Integrin/VLA-4	US 6,262,084	April 15, 2019	Composition of matter patents for integrin antagonists
	Integrin/VLA-4	US 6,194,448	April 15, 2019	Composition of matter patents for integrin antagonists
	Integrin/VLA-4	US 6,096,773	April 15, 2019	Composition of matter patents for integrin antagonists
(Licensed to Revotar)	Bimosiamose (TBC1269)	US 5,622,937	April 29, 2014	Composition of matter patent for TBC1269 (bimosiamose)
(Licensed to Revotar)	Bimosiamose (TBC1269)	US 5,712,387	May 20, 2016	Process patent for bimosiamse synthesis

*	Including Thelin™
     The patent positions of biopharmaceutical firms, including us, are uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of our applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, commonly known as the PTO, to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. We have no interference proceedings pending at the PTO. We cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction.
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
     As of the date of this report, there are no suits, interference proceedings, re-examination proceedings or opposition proceedings, pending or, to our knowledge, threatened against us, with respect to patents issued to or licensed by us or with respect to any material patent applications filed by us.

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
Government Regulation
     The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as:
•	warning letters;

•	civil penalties;

•	clinical hold;

•	criminal prosecution;

•	injunctions;

•	product seizure;

•	product recalls;

•	total or partial suspension of production; and

•	FDA refusal to approve pending NDA applications or NDA supplements to approved applications.
The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:
•	preclinical laboratory tests, animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical testing may commence;

•	adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication;

•	the submission of an NDA to the FDA;

•	FDA review and approval of the NDA prior to any commercial sale or shipment of the drug; and

•	Agreement to perform any Phase IV commitments if so requested by the FDA.
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
     If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approvable letter followed by an approval letter, or, in some cases an approval letter,. The approvable letter may contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions, commonly referred to as Phase IV trials.
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
     In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure provides for the grant of a single marketing authorization, which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products, which are not subject to the centralized procedure. We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. During 2004, we obtained orphan drug designation from the European Commission for Thelin™ and we filed a Marketing Authorization Application, or MAA, for Thelin™ in the European Union in July 2005. A regulatory submission for Thelin™ was accepted for review by the Therapeutic Goods Administration, or TGA of Australia. The TGA has also granted Encysive priority evaluation for Thelin™. We have also filed an application for regulatory approval for Thelin™ in Canada. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.
     Hazardous Materials — Our research and development processes involve the controlled use of hazardous materials, chemicals, radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we have not had any claims to date on our general liability insurance relative to hazardous materials and although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result. This liability could exceed our financial resources or not be covered by our general liability insurance, which has a policy limit of $7 million. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future. There can also be no assurance that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.
Competition
     The development and sale of new drugs for the treatment of vascular and inflammatory diseases is highly competitive and we will face intense competition from major pharmaceutical companies and biotechnology companies all over the world. Competition is likely to increase as a result of advances made in the commercial application of technologies and greater availability of funds for investment in these fields. Companies that complete clinical trials, obtain required regulatory approvals, and initiate commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting talented scientists and business professionals.
     We believe that our ability to compete successfully will depend on our ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific and other personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market products through other companies, through co-promotion agreements or alone. Many of our competitors have substantially greater financial, marketing, and human resources than we do. We expect to encounter significant competition. See the discussion of current and emerging competitive therapies in each disease program description above, and in Part IA — Risk Factors.
Manufacturing
     We rely on our internal resources and third-party manufacturers to produce compounds for preclinical development. Currently, we have no internal manufacturing facilities for either the production of compounds or the manufacture of final dosage forms. We believe small molecule drugs are less expensive to manufacture than protein-based therapeutics and that all of our existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.
     We have established supply arrangements with third-party manufacturers for certain clinical trials and have established and expect to establish supply arrangements ultimately for commercial distribution, although there can be no assurance that such arrangements will be established on reasonable terms. For the foreseeable future, we plan to outsource such manufacturing. The primary factors we will consider in making this determination are the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. Pursuant to our agreement with GSK, GSK entered into an agreement with Mitsubishi regarding the manufacture and supply of Argatroban, and we do not, therefore, have any direct responsibility regarding the manufacture and supply of Argatroban as it relates to the agreement with GSK. In anticipation of the approval of Thelin™ by the FDA and other regulatory bodies, we have initiated preparations for product launch, and at the present time, we have contracted with a single supplier for the supply of bulk Thelin™. Although the supplier has two manufacturing sites capable of producing Thelin™, we cannot assure you that this will be adequate to insure uninterrupted supply to satisfy our needs for clinical trials and commercialization. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs. Additionally, we have contracted with a single supplier for finishing and packaging Thelin™ and although we have an alternate supplier capable of these services, we cannot assure you that there will not be a disruption in supply. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs.
Sales, Marketing and Distribution
     In anticipation of the approval of Thelin™ by the FDA and other regulatory bodies, we have initiated preparation for commercialization in the U.S, including the hiring of a vice president of sales, and hiring and training a 52 person field sales force for the U.S.
     If Thelin™ is approved, we will rely on a network of third party specialty pharmacies to distribute Thelin™ to patients. This network will require significant coordination with our sales and marketing, medical affairs and finance organizations, and will provide services such as reimbursement assistance, patient education and counseling to monitor compliance. We anticipate that these services will assist patients who are prescribed Thelin™. Failure to successfully establish and maintain our contracts with these third parties, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us could harm our business. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. Any failure by these third parties to pay us for purchases of Thelin™ on a timely basis or at all could have a material adverse effect on our financial position, results of operations and cash flows. Our sales could fluctuate from quarter to quarter based on the buying patterns of these third parties. We cannot assure you that patients currently receiving Thelin™ in our clinical trials will be prescribed Thelin™ when the clinical trials are terminated.
     We would be unable to replace some or all of these third parties in a timely manner in the event of a natural disaster, failure to meet regulatory requirements of the FDA, business failure, strike or other distribution failure. If any of these third parties did not perform for any reason under their respective contracts with us, the distribution of Thelin™ could be interrupted, damaging our results of operations and market position. Since we would be dependent on these third parties for information regarding Thelin™ sales, shipments and inventory, failure of their financial systems could also harm our ability to accurately report and forecast product sales and fulfill our regulatory obligations.
Employees
     As of December 31, 2005, we employed 220 individuals in the U.S. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that relations with our employees are good. We also maintain consulting agreements with a number of scientists at various universities and other research institutions.

Financial Information About Geographic Areas
     A summary of our long-lived assets and revenues in different geographical locations and our sources of revenues are described in Note 10 to our consolidated financial statements, which is incorporated herein by reference.
Available Information
     Our Internet website can be found at www.encysive.com. We make available free of charge, or through the “Investor Relations” section of our Internet website at www.encysive.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed or furnished to the Securities and Exchange Commission.
ITEM 1A — RISK FACTORS
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
     In November 2000, we began to market our first product, Argatroban, through our agreement with GSK. However, the royalties produced to date by Argatroban have not made us profitable. To date, the majority of our resources have been dedicated to the research and development of Argatroban, Thelin™ and other small molecule drugs for certain vascular and related inflammatory diseases. We do not have any drug candidates that are likely to be commercialized in the near future other than Thelin™. Even if we receive regulatory approval for Thelin™, we may not be able to achieve profitability for the foreseeable future. The commercial applications of our product candidates will require further investment, research, development, preclinical and clinical testing and regulatory approvals, both foreign and domestic. We cannot assure you that we will be able to develop, produce at reasonable cost, or market successfully, any of our product candidates. Further, these product candidates may need to be delivered by means other than orally, such as intravenous or inhalation, which may prevent or limit their commercial use. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban and Thelin™, or the use of our products in new indications, may not be commercially available for a number of years, if at all, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.
     We have a history of losses and we may never become profitable.
     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. At December 31, 2005, we had an accumulated deficit of approximately $313.0 million, and for the fiscal years ended December 31, 2005, 2004 and 2003 we have incurred net losses of approximately $74.9 million, $54.7 million and, $35.3 million, respectively. If we do not become profitable, we will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.
     If we are unable to raise additional capital if needed, we will be unable to conduct our operations and develop our potential products.
     We have financed our research and development activities and other operations primarily through private placements and public offerings of our common stock and convertible debt and from funds received through our development and funding collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. In March 2005, we issued $130 million of 2.50% Convertible Senior Notes due 2012 (the “Notes”) and realized net proceeds of approximately $125.3 million. Issuance of the Notes created an obligation to pay interest payments in cash of $1.6 million on a semi-annual basis and an obligation for repayment of the principal in 2012, unless the Notes are converted into common stock pursuant to their terms. As of December 31, 2005, we had cash, cash equivalents and investments in marketable securities of approximately $127.9 million.
     We expect to continue to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of diseases of the vascular endothelium. We also anticipate that our operating expenses will increase in subsequent years because:
•	We have incurred and will continue to incur significant commercialization expenses for Thelin™. These costs include:
–	market research,

–	hiring a chief financial officer, chief operating officer, general counsel, vice president of sales, and other key staff personnel,

–	hiring a marketing and field sales force in the U.S., Canada and Europe;

–	establishing appropriate infrastructure to support the field sales force;

–	preparation and production of educational and promotional materials;

–	engaging an advertising agency to support our product promotion;

–	hiring personnel and engaging third party support to administer reimbursement from government and private third-party payers; and

–	establishing manufacturing, warehousing and distribution processes for our products.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and are incurring costs for clinical trials related to additional compounds. These costs include:
–	hiring personnel to direct and carry out all operations related to clinical trials;

–	hospital and procedural costs;

–	services of a contract research organization; and

–	purchasing and formulating large quantities of the compound to be used in such trials.
     Notwithstanding revenues which may be produced through sales of Thelin™, if approved, we may need to secure additional funds to continue our operations including the required levels of research and development to reach our long-term goals. Estimates of our future capital requirements will depend on many factors, including:
•	expenses and risks associated with clinical trials to expand the indications for Thelin™;

•	regulatory approval of Thelin™ including breadth of approved product label;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of these programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective commercialization activities and arrangements.
     Without considering revenues from Thelin™, if approved, we anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements through 2006. We could seek such additional funding through public or private equity or debt financings, including utilizing our effective shelf registration statement, through collaborative arrangements and/or through bank debt. We cannot assure you that such additional funding will be available on acceptable terms, or that we will choose any of these alternatives. We intend to commercialize Thelin™ in North America and Europe through our own specialty sales force, but are still evaluating alternative commercialization strategies for the rest of the world. If we decided to market Thelin™ throughout the rest of the world, we could incur significant additional expenses. Our strategy for managing our capital requirements may include seeking to license rights to Thelin™ for select markets, while retaining North American and European rights. We cannot assure you that any such licensing arrangements will be available on acceptable terms, or that we will choose this approach. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources. These measures may include scaling back, delaying or terminating one or more research or development programs, curtailing capital expenditures or reducing business development and other operating activities. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable.
     Endothelin antagonists as a class may generate liver and fetal abnormalities.
     Liver and fetal abnormalities have previously been recognized as complications related to the endothelin antagonist class of drug. In a follow-on extension of the Phase II study for Thelin™, two patients developed treatment-related hepatitis and one of these patients died. Fetal abnormalities with respect to this class of drug have been detected in animal studies. We believe that liver abnormalities in patients treated with Thelin™ in the STRIDE-1 and STRIDE-2 trials are reversible with timely discontinuation of the drug.
     We expect similar liver abnormalities will occur in other clinical studies related to our endothelin development program and in commercial usage after approval, as they do for competing products. If we are unable to clearly demonstrate that Thelin™ provides an acceptable risk-benefit profile as compared to currently approved therapies, we are not likely to receive regulatory approval to market Thelin™, which would have a material adverse affect on our ability to generate meaningful revenue or achieve profitability.
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
     Should we receive regulatory approval, we will have significant competition from other companies for Thelin™ for the treatment of PAH. These include:
•	A number of companies have endothelin receptor antagonists, or ETRA, compounds in clinical development.
–	Actelion Ltd., a biotechnology company located in Switzerland, markets Tracleer® (bosentan) an oral compound for the treatment of PAH in the United States, Europe, Japan and other countries and they continue to develop bosenatan for other indications.

–	Myogen, Inc. is evaluating ambrisentan, an oral endothelin receptor antagonist, in PAH and has announced that it intends to file an NDA with the FDA in the fourth quarter of 2006. If Myogen’s compound receives regulatory approval, it will compete with Thelin™.

–	Abbott Laboratories is developing atrasentan for treatment of cancer and we cannot assure you that it will not compete with Thelin™.

–	Speedel is developing SPP301, which started Phase III clinical development for diabetic nephropathy in July 2005.
•	In addition to ETRA compounds, other agents are being marketed or developed for the treatment of PAH.
–	Pfizer Inc. markets Revatio™ (sildenafil citrate), in PAH for patients in WHO Group I We believe that phosphodiesterase type-5 inhibitors such as Revatio™ may be used as first-line therapy and as additive or combination therapy with endothelin antagonists.

–	GSK markets Flolan® (epoprostenol), a vasodilator requiring continuous infusion through a central venous catheter and special infusion pump. Flolan is costly, is associated with significant adverse events including those related to its delivery, and is typically reserved by clinicians for patients with the most severe symptoms, WHO functional class IV status.

–	CoTherix, Inc. markets Ventavis® (iloprost), an inhalation solution for the treatment of PAH in WHO Group I, patients with NYHA Class III or IV symptoms. During clinical trials, iloprost was administered six to nine times a day.

–	United Therapeutics Corporation markets Remodulin® (treprostinil sodium injection), a prostaglandin analog that is required to be administered subcutaneously or intravenously through an infusion pump, and is also being studied for potential use through inhalation
     We have significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:
•	Refludan®, which was approved by the FDA in 1997 for the treatment of HIT;

•	Orgaran®, which is a low molecular weight heparinoid that has been approved for the treatment of deep vein thrombosis, but is believed to be used without an approved indication (“off-label”) for the treatment of HIT in the U.S.; and

•	Angiomax®, which is approved for use in the U.S. as an anticoagulant in patients with unstable angina undergoing precutaneous transluminal coronary angioplasty and for the treatment of HIT.
     We cannot assure you that technological development by others will not render our products or product candidates uncompetitive or that we will be successful in establishing or maintaining technological competitiveness.

     Historically, we have been dependent on third parties to fund, market and develop our products, including Argatroban.
     Historically, we relied on strategic relationships with our corporate partners to provide the financing, marketing and technical support and, in certain cases, the technology necessary to develop and commercialize certain of our product candidates. We have entered into an agreement with Mitsubishi to license rights and technology relating to Argatroban in the U.S. and Canada for specified therapeutic indications. Either party may terminate the Mitsubishi agreement on 60 days notice if the other party defaults on its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner due to the above-described termination provisions, the agreement with Mitsubishi expires on the later of the termination of patent rights in a particular country or 20 years after the first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we will lose all rights to Argatroban, including our right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.
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
     In 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists with Schering-Plough. Under the terms of the agreement, Schering-Plough obtained the exclusive worldwide rights to develop, manufacture and market all compounds from our library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. We were responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported our research and reimburses us for costs associated with the worldwide product development program and commercialization of the compound. On June 30, 2004, the research program being conducted by us was completed and Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement. Under the terms of the agreement, Schering-Plough is responsible for further development of VLA-4 antagonists, and in 2005 initiated a study of TBC4746 in human volunteers. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee, paid us development milestones and could pay additional development milestones and royalties on product sales resulting from the agreement. If this agreement is terminated, we will lose Schering-Plough’s funding for development milestones and royalties on product sales resulting from the agreement.
     We cannot assure you that we will satisfy the conditions required to obtain additional research or milestone payments under the existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into future strategic alliances on acceptable terms, or that we will choose to do so.
     If Revotar, our former majority-owned German subsidiary, is unable to obtain additional funding, bimosiamose may not be commercialized.
     Revotar is developing a selectin antagonist, bimosiamose, for the treatment of asthma and psoriasis. In April 2005, we entered into an agreement with the other Revotar stockholders whereby we would no longer be obligated to fund any drug development activities, in exchange for eliminating our ownership interest and licensing our worldwide rights to bimosiamose and certain follow-on compounds to Revotar. See Note 13 to the consolidated financial statements included herein. Revotar will likely need to obtain additional capital or resources, or enter into a collaboration to complete development of bimosiamose. If Revotar is unable to obtain additional funding or a collaboration, Revotar will no longer be able to continue its operations and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.

     Use of our net operating losses for reducing our income tax expenses may be limited.
     At December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $310.4 million, all of which are currently subject to a valuation allowance such that no deferred tax asset is reflected on our balance sheet with respect to such amounts. Such net operating losses expire during the years 2006 through 2025, of which approximately $2 million will expire in 2006.
     The use of such net operating loss carryforwards and other tax attributes can be subject to an annual limitation if we experience an “ownership change” under Section 382 of the Internal Revenue Code, which generally occurs if we have a more than 50 percentage point change in the ownership of our stock in any rolling three-year period. The annual limitation is equal to our market value at the time of any such ownership change multiplied by the applicable long-term, tax-exempt rate which is published monthly by the Internal Revenue Service. Any such limitation could materially limit the use of our net operating loss carryforwards and other tax attributes, perhaps causing them to expire unutilized.
     Based on our review, we do not believe that any of our net operating loss carryforwards or other tax attributes are currently subject to this limitation or that the issuance or conversion of the notes will trigger such a limitation at this time. However, such a determination is complex and we cannot assure you that the Internal Revenue Service could not successfully challenge our conclusion. Future events including shifts in our stock ownership could trigger such a limitation which could have the effect of materially increasing our income tax expense and cash costs for income taxes.
     Even if our net operating losses are not subject to the limitations discussed above, we may be subject to the alternative minimum tax due to statutory limitations on the use of such net operating losses in computing this tax.
     We may not be able to pay principal or interest on our outstanding convertible notes.
     As of December 31, 2005 we had $130 million of our 2.5% Convertible Senior Notes outstanding, with stated conversion prices higher than our current stock price. The terms of the Notes do not restrict our use of existing cash, cash equivalents or investments, however we cannot assure you that funds will be available or sufficient in the future to allow payment of interest on the Notes. Interest is payable on the Notes semi-annually totaling approximately $3.2 million per year. Currently, our cash, cash equivalents and investments are not sufficient to repay the principal amount of the debt. There are a number of factors that could prevent us from making future interest payments or debt repayment obligations. Some of these factors include:
•	We may not be able to generate cash flow from operations to meet our future repayment obligations on the Notes.

•	The Notes might not be converted into common stock, which would require that we repay the principal amount at the maturity date of the Notes, March 15, 2012.

•	Our financial condition and other factors in the financial markets may prevent us from refinancing the Notes in the future, should we desire to do so.
Risks Relating To Clinical and Regulatory Matters
The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.
     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S. and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. The process of obtaining and maintaining regulatory approvals is lengthy, expensive and uncertain. It can also vary substantially, based on the type, complexity and novelty of the product. It is not possible to predict how long the approval processes of the FDA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval. For example, we licensed rights to Argatroban in 1993, and incurred costs, including preclinical research studies and clinical trials costs of approximately $43 million prior to its approval by the FDA in June 2000 for the treatment of thrombosis in patients with HIT. We are still incurring costs for the development of Thelin™, and our costs have already significantly exceeded the cost of developing Argatroban. To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product candidate is safe and effective for the applicable disease. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials. Similar problems could delay or prevent us from obtaining approvals. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.
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
     In addition, we, or the FDA or other applicable regulatory agencies, might delay or halt our clinical trials for various reasons, including but not limited to:
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
     Legislative or regulatory changes may adversely impact our business.
     The FDA has designated our product, Thelin™, as an orphan drug under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to at least a seven-year exclusive marketing period in the United States for that product. In recent years Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, the approved drug for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we receive from these products.
     In addition, the United States government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:
•	the pricing of therapeutic products and medical devices in the United States or internationally;

•	our ability to protect the United States market from the purchase by consumers of therapeutic products and medical devices that have been imported from manufacturers and distributors located outside of the United States;

•	the amount of reimbursement available from governmental agencies or other third-party payers; and

•	Medicare reimbursement of pharmaceutical products.
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
     Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. The loss of the services of the principal members of our management and scientific staff may impede our ability to bring products to market. Certain members of our management team and scientific staff, have employment agreements with us, which provide for initial one-year terms that renew automatically for successive additional one-year periods unless either party provides notice at least 60 days before the scheduled expiration. We do not maintain key person insurance on any members of our management team and scientific staff. Our success is also dependent on our maintaining and expanding our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing in order to commercialize products. In anticipation of receiving regulatory approval to market Thelin™, we have hired marketing personnel, a U.S. field sales force, and related management and conducted training in preparation to launch Thelin™. Assuming regulatory approval, we may need to hire and train other qualified personnel in order to successfully commercialize Thelin™. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth in general could pose significant risks to our development and progress.
     We also rely on consultants and advisors to assist us in formulating our research and development strategy. All our consultants and advisors are either self-employed or employed by other organizations and they may have other commitments, such as consulting or advisory contracts with other organizations that may affect their ability to contribute to us.
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
     Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects, including death, may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Under the agreements with Mitsubishi and GSK, we also maintain product liability insurance to cover claims that may arise from the sale of Argatroban. Our existing coverage has policy limits of up to $15 million for claims arising from clinical trials or from the sale of Argatroban. If we receive regulatory approval to sell Thelin™, we will need additional product liability insurance coverage, which may not be available on commercially reasonable terms. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use or sale of our other products, including Thelin™, in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any loss related to product liability claims.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
     The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation
     For example, in connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended December 31, 2005, and the corresponding audit of that assessment by KPMG, LLP, our independent registered public accounting firm, KPMG identified significant deficiencies in our internal controls over financial reporting. None of these deficiencies was determined to be a “material weakness” in our controls, however. The Public Company Accounting Oversight Board defines a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We have taken the necessary steps to remedy such deficiencies in our internal controls within the required time periods and our management and KPMG concluded that as of December 31, 2005, they believed that our internal controls over financial reporting were effective. However, we cannot assure you that these measures or any future measures will enable us to avoid other significant deficiencies or material weaknesses in the future.

Risks Relating to Product Manufacturing, Distribution and Sales
     We have very limited manufacturing, marketing and sales experience.
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
     Upon regulatory approval, we intend to commercialize Thelin™ in North America and Europe, and perhaps worldwide, through our own specialty sales force. As a result, we would face a number of additional risks, including:
•	we may not be able to attract, and retain a significant marketing or sales force;

•	the cost of establishing and maintaining a marketing or sales force may not be justifiable in light of product revenues; and

•	our direct sales and marketing efforts may not be successful.
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
     At the present time, we have contracted with a single supplier for the supply of bulk Thelin™. Although the supplier has two manufacturing sites capable of producing Thelin™, we cannot assure you that this will be adequate to insure uninterrupted supply to satisfy our needs for clinical trials and commercialization. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs. Additionally, we have contracted with a single supplier for finishing and packaging Thelin™ and although we have an alternate supplier capable of these services, we cannot assure you that there will not be a disruption in supply.

     We will be dependent on third parties to distribute Thelin™
     If Thelin™ is approved, we will rely on a network of third party specialty pharmacies to distribute Thelin™ to patients. This network will require significant coordination with our sales and marketing, medical affairs and finance organizations, and will provide services such as reimbursement assistance, patient education and counseling to monitor compliance. We believe these services will help patients successfully use Thelin™. Failure to successfully establish and maintain our contracts with these third parties, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us could harm our business. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. Any failure by these third parties to pay us for purchases of Thelin™ on a timely basis or at all could have a material adverse effect on our financial position, results of operations and cash flows. Our sales could fluctuate from quarter to quarter based on the buying patterns of these third parties.
     We would be unable to replace some or all of these third parties in a timely manner in the event of a natural disaster, failure to meet regulatory requirements of the FDA, business failure, strike or other distribution failure. If any of these third parties did not perform for any reason under their respective contracts with us, the distribution of Thelin™ could be interrupted, damaging our results of operations and market position. Since we would be dependent on these third parties for information regarding Thelin™ sales, shipments and inventory, failure of their financial systems could also harm our ability to accurately report and forecast product sales and fulfill our regulatory obligations.
Our products, even if approved by the FDA or foreign regulatory agencies, may not be accepted by health care providers, insurers or patients.
     If any of our products, including Argatroban and Thelin™, after receiving FDA or other foreign regulatory approval, fail to achieve or maintain market acceptance, our ability to become profitable or maintain profitability in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide and maintain acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement by government and private third-party payers for our products. We cannot assure you that patients currently receiving Thelin™ in our clinical trials will be prescribed Thelin™ when the clinical trials are terminated.
The successful commercialization of our products is dependent on pharmaceutical pricing and third-party reimbursement.
     In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payers are increasingly attempting to contain health care costs by limiting both the coverage and the level of reimbursement of drug products. Consequently, the reimbursement status of newly approved health care products is highly uncertain and we cannot assure you that third-party coverage will be available, or that available third-party coverage will enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Our long-term ability to market products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available. Third-party payers are increasingly challenging the prices of medical products and services. Furthermore, inadequate third-party coverage may reduce market acceptance of our products. Significant changes in the health care system in the United States or elsewhere could have a material adverse effect on our business and financial performance.
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
     Argatroban is currently marketed in a formulation that is covered under a formulation patent that was extended and now expires in 2014 and a process patent that expires in 2017. Hatch-Waxman protection has expired and it is possible that generic manufacturers may be able to produce Argatroban without violating the formulation or process patents. In addition, Thelin™ is covered under a composition of matter patent that expires in 2013.
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
We rely on our license of Argatroban from Mitsubishi and termination of that license would result in the loss of significant rights.
     We entered into an agreement in 1993 to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes. Additional milestones are dependent on further development of Argatroban in the indication of ischemic stroke. During 2002, we completed a Phase II human clinical trial for Argatroban as a monotherapy treatment for acute ischemic stroke. The clinical trial met the primary safety endpoint and showed positive results in the secondary safety endpoint. In light of a lack of an overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or becomes insolvent, or if a substantial portion of its property is subject to levy. We are currently in compliance with respect to the material obligations under the agreement. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we will lose the rights to Argatroban, including our right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.
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
     There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third-party intellectual property on commercially reasonable terms, if at all, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms, if at all. Any significant intellectual property impediment to our ability to develop or commercialize our products could significantly harm our business and prospects.
Risks Related to Our Common Stock
     Our stock price is volatile.
     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. During the period from January 1, 2003, to December 31, 2005, our stock price has ranged from a low of $0.72 per share (on February 20, 2003) to a high of $13.29 per share (on September 7, 2005). Further information regarding the trading price of our common stock is included herein in Item 5. The following factors, among others, may affect the price of the common stock:
•	fluctuations in our financial results;

•	announcements of technological innovations or new commercial products or procedures by us or our competitors;

•	governmental regulations and regulatory developments in both the U.S. and foreign countries affecting us or our competitors;

•	announcements of actual or potential medical results relating to products under development by us or our competitors products;

•	disputes relating to patents or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings;

•	trading and possible arbitrage activity related to our outstanding convertible 2.5% Convertible Senior Notes due 2012;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.
Issuance of shares in connection with financing transactions or under stock plans will dilute current stockholders.
     We issued $130 million of 2.5% Convertible Senior Notes due 2012, which are convertible into approximately 9.3 million shares of our common stock. Pursuant to our stock plans, our management, upon approval by the Compensation and Corporate Governance Committee, is authorized to grant stock awards to our employees, directors and consultants. Stockholders will incur dilution upon the conversion of the Notes or the exercise of any outstanding stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result and new investors could have rights superior to existing stockholders.
The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.
     As of February 24, 2006, we have reserved approximately 5.3 million shares of common stock for issuance upon exercise of outstanding options issued under our stock option plans and approximately 9.3 million shares issuable upon conversion of our 2.5% Convertible Senior Notes due 2012. All of these shares of common stock are registered for sale or resale on currently effective registration statements. The issuance of a significant number of shares of common stock upon the exercise of stock options or the sale of a substantial number of shares of common stock under Rule 144 or otherwise could adversely affect the market price of the common stock.
     We do not intend to pay cash dividends on our common stock in the foreseeable future.
     We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends in the foreseeable future. Because we do not anticipate paying cash dividends for the foreseeable future, holders of shares of our common stock will not realize a return on their investment unless the trading price of our common stock appreciates, which we cannot assure.
Certain anti-takeover provisions in our certificate of incorporation and Delaware law, our rights plan, and severance provisions of our employment agreements, may deter or prevent a change in control of our company and result in the entrenchment of management, even if that change would be beneficial to our stockholders.
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

     We are subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder.
     In January 2002, we adopted a rights plan that may delay or prevent such attempt by a third party to acquire control of us without obtaining our agreement to redeem the rights. If our agreement to redeem the rights is not obtained, the third party would suffer substantial dilution. In addition, the severance provisions of employment agreements with certain members of management could impede an attempted change of control by a third party and result in the entrenchment of management. These provisions include:
•	the lump-sum payment to certain members of our management team of up to one year’s annual base salary and a pro rata bonus in the event of a termination by us without “cause” or by the management team member for “good reason; “

•	the continued vesting and exercisability of all stock options and restricted stock during specified periods after the termination by us without “cause” or by the management team member for “good reason;”

•	the lump-sum payment to certain members of our management team of up to three years’ annual base salary and bonus in the event of a termination by us without “cause” or by the management team member for “good reason” within two years of a “change in control” of us;

•	gross-up payments for certain income taxes on lump-sum payments; and

•	the continuation of certain other benefits for periods of up to three years.
     In the event of the termination by us without “cause” or by the management team member for “good reason” of all of these members of management within two years of a “change in control” of us, the base salary and annual bonus portions of these employment agreements would aggregate approximately $10.0 million at the rate of compensation in effect at December 31, 2005.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
     In November 2004, we leased 40,730 square feet of office space in Houston, Texas, for our administrative, marketing, clinical development and regulatory departments. The lease commenced on January 1, 2005, and expires on December 31, 2007, and can be extended at our option to December 31, 2009. Our prior lease of 15,490 square feet of office space in Bellaire, Texas, which housed our administrative, marketing, clinical development and regulatory departments, expired July 31, 2005.
     We also lease 31,359 square feet of office and laboratory space in a building in Houston, Texas, for our research department, including a 21,621 square foot laboratory facility and a 3,909 square foot animal facility. The remaining area is being used for clinical development, computer modeling, storage space and additional offices for scientists. This lease expires in December 2007, and can be extended at our option to December 31, 2009. Additionally, we lease 658 square feet in the building for use as storage space on a month-to-month basis.
     We may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials.
     In general, our properties are well maintained, adequate and suitable to their purposes. Note 9 to our consolidated financial statements, Equipment and Leasehold Improvements, which discloses amounts invested in buildings and equipment, is incorporated by reference. See also the discussion about lease agreements under Note 16 to our consolidated financial statements, Commitments and Contingencies, which also is incorporated herein by reference.
ITEM 3 — LEGAL PROCEEDINGS
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on The Nasdaq National Market under the symbol “ENCY.” The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by the consolidated transaction reporting system.

	Common Stock
	High	Low
Year ended December 31, 2004
First Quarter	$10.93	$8.56
Second Quarter	11.75	7.32
Third Quarter	9.48	5.00
Fourth Quarter	11.94	6.39
Year ended December 31, 2005
First Quarter	12.45	8.68
Second Quarter	11.41	9.20
Third Quarter	13.29	10.31
Fourth Quarter	11.80	6.85
     As of February 28, 2006, there were approximately 526 holders of record of our common stock and approximately 17,000 beneficial owners.
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
PURCHASES OF EQUITY SECURITIES
     None.

ITEM 6 — SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
     The selected financial data set forth below for each of the years in the five-year period ended December 31, 2005, are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our 2005, 2004 and 2003 financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenues	$14,006	$12,830	$10,951	$10,433	$8,917
Expenses:
Research and development	63,496	56,449	26,975	18,077	16,846
Selling, general and administrative	28,294	11,549	8,267	7,872	6,429
Charge for purchase of in-process research and development	—	—	8,363	—	—
Equity in loss of affiliate	—	—	2,386	8,557	9,450

Total expenses	91,790	67,998	45,991	34,506	32,725

Operating loss	(77,784)	(55,168)	(35,040)	(24,073)	(23,808)
Investment income, net	4,683	1,479	1,379	2,408	5,177
Interest expense	3,111	40	123	—	—

Loss from continuing operations	(76,212)	(53,729)	(33,784)	(21,665)	(18,631)
Gain (loss) from discontinued operations	1,335	(931)	(1,509)	(1,804)	(511)

Net loss applicable to common shares	$(74,877)	$(54,660)	$(35,293)	$(23,469)	$(19,142)

Loss from continuing operations per share, basic and diluted	$(1.31)	$(1.00)	$(0.77)	$(0.50)	$(0.43)

Weighted average common shares used to compute basic and diluted net loss per share	57,959	53,942	44,072	43,741	43,637

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$127,913	$69,101	$85,488	$68,005	$95,427
Working capital	111,098	59,356	71,935	44,965	52,322
Total assets	146,702	80,772	94,398	77,792	104,362
Long-term obligations	130,000	1,730	7,610	—	—
Stockholders’ equity (deficit)	(10,735)	61,537	74,856	62,078	84,237

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
     Encysive Pharmaceuticals is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of HIT that is marketed by GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist that has successfully completed pivotal Phase III clinical trials for the treatment of pulmonary arterial hypertension, or PAH, and is under review by the FDA, the EMEA, and regulatory authorities in Australia and Canada. In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist. Bimosiamose has been licensed to and is being developed by Revotar Biopharmaceuticals AG, or Revotar, which was formerly a majority-owned subsidiary.
Critical Accounting Policies
Revenue Recognition
•	We recognize royalty revenue as a licensee sells products and we have received sufficient information to record a receivable. Our royalty revenue is based on net sales of product, that is, sales net of discounts, returns and allowances. Argatroban is licensed to GlaxoSmithKline, or GSK, which distributes and sells the product, and from which we receive a quarterly royalty payment. At the time of each payment, GSK provides us with limited quarterly data related to the product’s gross sales, sales returns, discounts and allowances. While we are informed of the amount of product returns recorded each quarter, we do not have information necessary to identify the period or periods to which such returns correspond. We believe that substantially all discounts and allowances pertain to current period sales. We also believe that a portion of sales recorded in each period will ultimately be returned, and therefore estimate future returns and their impact on royalty revenues. In the pharmaceutical industry, product returns are primarily influenced by remaining or expired shelf life, product withdrawals or recalls, significant price changes from competitors or the introduction of generic products or other new competition. We are not aware of any pending product recalls or withdrawals, significant price fluctuations or generic or new competition. Accordingly, we have estimated only the impact of product dating on returns.

Since we do not manufacture, sell or distribute Argatroban, we do not have information related to levels of inventory in the distribution channels. However, due to the cost of the drug and pressures on hospitals to minimize operating expenditures, we believe inventory levels are maintained at a minimally acceptable level. Inventory level is therefore not a part of the Company’s estimate process.

We have estimated remaining shelf life, which is an important reason for product returns, based upon the fact that Argatroban has an expiration date of two years from manufacture. Common industry practice is that prescription drugs can be returned to the manufacturer at any time; however, product is normally returned when the remaining shelf life is reduced to six months or less. Our reserve is therefore based upon an estimate of the percentage of sales made in the preceding 18-month period that may be returned in future periods. Initially, lacking any historical sales data for Argatroban and based upon management’s experience with other pharmaceutical products in the industry, management estimated that four percent of gross sales of Argatroban would be returned during future periods. Based upon subsequent analysis of historical sales data, we believe that differences between estimated and actual future returns will not have a material effect upon our results of operations or financial condition.

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
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At December 31, 2005, remaining deferred revenue was approximately $2.6 million, of which we expect to recognize approximately $1.3 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Stock Options
     We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) in accounting for our stock option plans and apply FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and related interpretations (“FAS 123”) in reporting for our stock option plans. APB 25 utilizes the “intrinsic value” of stock options, defined as the difference between the exercise price of an option and the market price of the underlying share of common stock, on the “measurement date” which is generally the date of grant. Since the exercise price of employee stock options issued under our plans is set to match the market price of our common stock, there is generally no compensation expense recognized upon grant of employee stock options. Options granted to non-employees, if any, are valued at the fair value of the option as defined by FAS 123, utilizing the Black-Scholes option pricing model. We record compensation expense for the fair value of options granted to non-employees. The pro forma effect of recognizing the fair value of stock option grants to employees on our consolidated results of operations is discussed in Note 1(o), Stock Based Compensation.
     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations and comprehensive loss. We are required to adopt FAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See Note 1(o) to the notes to the consolidated financial statements for the pro forma net loss and net loss per share amounts, for years 2003 through 2005, as if we had used a fair-value based method similar to the methods required under FAS 123R to measure compensation expense for employee stock option awards. For further discussion of FAS 123R see Note 1(r) to the notes to the consolidated financial statements, included herein.
Results of Operations
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to make substantial expenditures during the next several years as we invest in product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $313.0 million from the date of our inception to December 31, 2005. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock and convertible debt, and from funds received through our development and funding, collaborations, research agreements and partnerships. See discussion of “Liquidity and Capital Resources” below.

     In April 2005, the stockholders of Revotar, our former majority-owned German subsidiary, agreed to restructure Revotar’s capitalization. Under the terms of the Restructuring, Revotar’s stockholders other than the Company contributed additional funds to Revotar, and the Company’s ownership was reduced to approximately 14% of the outstanding common stock of Revotar. Revotar’s other stockholders subsequently purchased the remaining shares of Revotar common stock owned by the Company for nominal consideration. Upon the funding of Revotar by the other stockholders, the Company licensed its worldwide rights to bimosiamose and certain follow-on compounds to Revotar for which it could receive substantial future royalty payments from Revotar in the event that these compounds are subsequently approved and commercialized, or licensed to a third party. Further, the Company agreed to cancel its outstanding loan, and accrued interest thereon, of approximately $3.7 million. The transaction became effective in May 2005, upon contribution of the additional capital by Revotar’s other stockholders. Following the completion of the Restructuring, the Company’s consolidated financial statements no longer include the results of Revotar. The Company recorded a gain of approximately $1.7 million upon its disposal of Revotar, which is included in the amount reported under the caption “Gain (loss) from discontinued operations” in the Company’s financial statements for year 2005. For additional information about Revotar, see Note 13 to the consolidated financial statements, included herein. Results for years 2004 and 2003 have been restated to reflect the classification of Revotar as a discontinued operation during 2005, with no change in reported net loss.
     In April 2003, we acquired the interest of our former partner in ELP in a transaction also referred to as the Acquisition. For more information about the Acquisition, see Note 11 to the Consolidated Financial Statements. Of the $10 million purchase price, $4 million was paid at closing, and the remaining $6 million was subject to the terms of a note to ICOS which was repaid in March 2004. Deferred revenue of $1.6 million, arising from previous payments received by us from ELP for a license fee and milestones, was recognized as an offset to the purchase price, resulting in a charge for the purchase of in-process research and development of $8.4 million in 2003.
Year ended December 31, 2005, Compared with Year ended December 31, 2004
Revenues
     Revenues in year 2005 increased $1.2 million, to $14.0 million from $12.8 million in year 2004. The increase is primarily due to higher royalties earned on higher sales of Argatroban by GSK in year 2005. Royalties increased to $12.9 million, from $10.6 million in 2004. License fees, milestones and grants increased $0.4 million in year 2005, due to receipt of an additional milestone payment from Schering Plough in March 2005. The increased royalties and license fees, milestones and grants was partially offset by the end of research support from Schering Plough, which terminated June 30, 2004. In 2004 we received $1.5 million in research support from Schering Plough.
Research and Development Expenses
     Research and development expenses increased $7.0 million, to $63.5 million in 2005 from $56.4 million in 2004. The increase is primarily related to Thelin™ clinical trials, and expenses associated with regulatory submissions for Thelin™.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $28.3 million in 2005 from $11.5 million in 2004. The increased expense in year 2005 resulted from costs associated with building the commercial infrastructure to support the anticipated commercial launch of Thelin™ in 2006. Such costs include the addition of several key management appointments, including a chief financial officer, chief operating officer, general counsel and vice president of sales, and the addition of a U.S. sales force.
Operating Loss
     Operating loss increased $22.6 million, to $77.8 million in 2005 from $55.2 million in 2004. The increased operating loss is primarily due to costs associated with building the commercial infrastructure to support the anticipated commercial launch of Thelin™, and higher research and development expenses discussed above, partially offset by higher revenues in 2005.
Investment Income
     Investment income increased to $4.7 million in 2005, from $1.5 million in 2004, as we invested proceeds from the sale of $130 million in Notes in March 2005.

Interest Expense
     Interest expense of $3.1 million in 2005 is comprised of interest and amortized debt issue costs on the Notes. For additional information on the Notes, see Note 5 to the consolidated financial statements, included herein.
Loss from Continuing Operations
     Loss from continuing operations of $76.2 million in 2005 and $53.7 million in 2004 is comprised of the operating loss, discussed above, and interest expense, partially offset by investment income.
Gain (Loss) from Discontinued Operations
     We recorded a gain from discontinued operations in 2005 due to the Restructuring of Revotar. For additional information on the Restructuring, see Note 13 to the consolidated financial statements. In 2005 and 2004, Revotar lost, net of minority interest, $0.4 million and $0.9 million, respectively.
Net Loss
     Net loss increased to $74.9 million in 2005, from $54.7 million in 2004, due to higher interest and operating expenses in 2005, partially offset by higher revenues and a gain on the disposition of Revotar.
Year ended December 31, 2004, Compared with Year ended December 31, 2003
Revenues
     Revenues in year 2004 increased to $12.8 million from $11.0 million compared with year 2003. The increase is primarily due to higher royalties earned on sales of Argatroban by GSK, which increased from $5.4 million in 2003 to $10.6 million in 2004. Royalties earned on sales of Argatroban under our agreement with GSK are based upon a tiered structure, which provides for increases in the royalty as a percentage of sales as sales increase. The increase in royalties is due to higher sales of Argatroban, and a corresponding higher royalty rate, as a percentage of sales, in 2004 as sales exceeded higher thresholds within the agreement. Such sales thresholds are evaluated annually. On June 30, 2004, Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement. Accordingly, revenues arising under research agreements declined to $1.5 million in 2004 from $3.0 million in 2003. Revenues in 2003 included $0.7 million of collaborative research and development from ELP prior to the Acquisition. License fees, milestones and grants in 2003 included approximately $0.9 million resulting from the recognition of remaining deferred revenue arising from a milestone payment that had previously been received from Mitsubishi.
Research and Development Expenses
     Research and development expenses increased $29.4 million, to $56.4 million in 2004 from $27.0 million in 2003, reflecting expenses of completing the STRIDE-2 and related clinical and clinical-pharmacological trials. Expenses related to the Thelin™ development program increased $27.7 million, to $41.2 million in 2004 from $13.5 million in 2003. Although enrollment in STRIDE-2 was completed in September 2004, we continued to incur significant expenses related to data gathering and analysis, and preparation of an NDA submission for Thelin™.
General and Administrative Expenses
     General and administrative expenses increased $3.2 million, to $11.5 million in 2004 from $8.3 million in 2003. The increase in the current year is primarily due to costs associated with our preparation for the future commercialization of Thelin™.
Operating Loss
     Operating loss increased $20.2 million, to $55.2 million in 2004 from $35.0 million in 2003. The increased operating loss is primarily due to higher operating expenses, partially offset by higher revenues in 2004.

Investment Income
     Investment income was comparable in 2004 and 2003.
Loss from Continuing Operations
     Loss from continuing operations of $53.7 million in 2004 and $33.8 million in 2003 is comprised of the operating loss, discussed above, partially offset by investment income.
Gain (Loss) from Discontinued Operations
     Revotar lost $0.9 million in 2004, compared to $1.5 million in 2003, net of minority interest.
Net Loss
     Net loss increased to $54.7 million in 2004, compared with $35.3 million in 2003, primarily due to higher operating expenses associated with the Thelin™ development program.
Liquidity and Capital Resources
Year 2005 and 2004
     At December 31, 2005, we had cash, cash equivalents and investment securities of $127.9 million compared with $69.1 million at December 31, 2004. We used $66.1 million in cash from operating activities in year 2005 compared to cash used by operating activities of $49.5 million in 2004. The primary operating uses of cash in 2005 were to fund the building of a corporate infrastructure to support the anticipated launch of Thelin™ and pay interest on our long-term debt, and in both 2005 and 2004 to fund our general operating expenses and the ongoing research and development programs conducted by Encysive and Revotar, reduced by cash received from investment income, milestones, and research payments from our collaborative partners.
     Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investment activities when marketable securities mature and the resulting cash is utilized primarily to fund operating activities. In 2005, we generated $20.8 million in investing activities, reflecting the maturities of marketable debt securities, partially offset by purchases of equipment and leasehold improvements of $2.1 million. In 2004, investing activities used $5.2 million in cash primarily due to the investments of excess cash in marketable debt securities, loans to Revotar and to the purchase of equipment of $1.0 million.
     Cash provided by financing activities in year 2005 was $127.1 million compared with $35.4 million in 2004. Financing activities in year 2005 primarily consisted of net proceeds from the sale of senior convertible notes of $125.3 million, and proceeds from the exercise of employee stock options of $1.7 million. For additional information on the Notes, see Note 5 to the consolidated financial statements. Financing activities in year 2004 primarily consisted of net proceeds of a public offering of $35.6 million, proceeds from the exercise of stock options of $4.8 million and cash provided by financing activities of discontinued operations, partially offset by repayment of $6.0 million in debt.
Contractual Obligations
     Our material contractual obligations are comprised of (i) $130 million in 2.5% Convertible Senior Notes, (ii) obligations under our operating lease agreements (see Note 16 to the Consolidated Financial Statements), and (iii) under one research agreement, we could be obligated to pay the other party a termination fee in the event that we elect to terminate the project prior to completion (see Note 16 to the Consolidated Financial Statements). In addition, we are obligated to make semi-annual interest payments on the Notes of totaling approximately $3.2 million per year.

     As of December 31, 2005, the Company had contractual obligations as follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt	$130,000	$—	$—	$—	$130,000
Operating leases	3,640	1,805	1,835	—	—
Purchase obligations	263	263	—	—	—

Total	$133,903	$2,068	$1,835	$—	$130,000
Outlook for 2006
     We believe royalty revenues in 2006 will be comparable to 2005. We anticipate that our operating expenses will be significant in 2006, as we intend to enroll patients in additional clinical trials of Thelin™ in other disease applications, and have announced plans to initiate a combination clinical trial involving Thelin™ and a PDE5 compound. We are also conducting a phase II dose-ranging clinical trial for TBC3711, and continue development work of compounds in our research pipeline. We also expect to incur significant expenses related to market research, preparation of educational materials, and other activities in anticipation of receiving regulatory approval and commercialization of Thelin™. Since the outcome of regulatory filings for Thelin™ in the U.S., Europe, Canada and Australia is uncertain, we do not anticipate providing specific financial guidance for 2006.
Longer-Term Outlook
     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will significantly increase in subsequent years because:
•	In anticipation of receiving regulatory approval for Thelin™, we have incurred and will incur significant commercialization expenses. These costs include:
–	market research;

–	hiring a general counsel, vice president of sales, chief financial officer, chief operating officer and other key staff personnel;

–	hiring a marketing and field sales force in the U.S., Canada and Europe;

–	establishing appropriate infrastructure to support the field sales force;

–	preparation and production of educational and promotional materials;

–	engaging an advertising agency to support our product promotion;

–	hiring personnel and engaging third party support to administer reimbursement from government and private third-party payers; and

–	establishing manufacturing, warehousing and distribution processes for our products.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and expect to begin to incur costs for clinical trials related to additional compounds. These costs include:
–	hiring personnel to direct and carry out all operations related to clinical trials;

–	hospital and procedural costs;

–	services of a contract research organization; and

–	purchasing and formulating large quantities of the compound to be used in such trials.
     We have been unprofitable to date and expect to incur operating losses for the next several years as we invest in research and development, preclinical and clinical testing and regulatory compliance. We will require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. Estimates of our future capital requirements will depend on many factors, including:
•	expenses and risks associated with clinical trials to expand the indications for Thelin™;

•	regulatory approval of Thelin™, including breadth of approved label;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of these programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	our administrative costs and costs to commercialize our products will increase as our products are further developed and marketed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective commercialization activities and arrangements.
     Without considering revenues from Thelin™, if it receives regulatory approval, we anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements through 2006. Notwithstanding revenues, which may be produced through sales of potential future products, if approved, we anticipate that we will need to secure additional funds to continue the required levels of research and development to reach our long-term goals. We intend to seek such additional funding through public or private equity or debt financings, bank debt, or, if we choose to do so, collaborative arrangements. As we assess the options regarding the worldwide marketing of Thelin™, we will also continue to review the possibility of licensing rights to Thelin™ outside of North America and Europe.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements we are required to include in this Item 8 are set forth in Item 15 of this Form 10-K and are incorporated by reference.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, our management believes that as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting that is included herein at page F-2.
     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Encysive have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B — OTHER INFORMATION
          None.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2006.
ITEM 11 — EXECUTIVE COMPENSATION
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2006.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2006.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2006.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2006.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
(b) Exhibits
     See Item 15(a)(3) above.
(c) Financial Statement Schedules
     None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 10th day of March, 2006.

ENCYSIVE PHARMACEUTICALS INC.

By:	/s/ Gordon h. busenbark
Gordon H. Busenbark
Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on the 10th day of March, 2006.

Signature	Title

/s/ John M. Pietruski	Chairman of the Board of Directors
John M. Pietruski

/s/ Bruce D. Given Bruce D. Given, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard A.F. Dixon Richard A.F. Dixon, Ph.D.	Director and Senior Vice President, Research and Chief Scientific Officer

/s/ GORDON H. BUSENBARK Gordon H. Busenbark	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Ron J. Anderson Ron J. Anderson, M.D.	Director

/s/ J. Kevin Buchi J. Kevin Buchi	Director

/s/ Frank C. Carlucci Frank C. Carlucci	Director

/s/ Robert J. Cruikshank Robert J. Cruikshank	Director

/s/ John H. Dillon II John H. Dillon II	Director

/s/ Suzanne Oparil, M.D. Suzanne Oparil, M.D.	Director

/s/ James A. Thomson James A. Thomson, Ph.D.	Director

/s/ James T. Willerson James T. Willerson, M.D.	Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Encysive Pharmaceuticals Inc.:
We have audited the accompanying consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encysive Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG, LLP
Houston, Texas
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Encysive Pharmaceuticals Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Encysive Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Encysive Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Encysive Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Encysive Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 10, 2006

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$127,913	$46,130
Short-term investments	—	22,971
Accounts receivable	5,337	4,816
Other current receivables	139	348
Inventory	2,183	—
Prepaids	1,677	849

Total current assets	137,249	75,114
Equipment and leasehold improvements, net	4,942	5,107
Deferred debt origination costs, net of accumulated amortization of $538 and $0	4,125	—
Intangible and other assets, net of accumulated amortization of $580 and $474	386	551

Total assets	$146,702	$80,772

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$3,218	$2,897
Accrued expenses	21,645	12,300
Deferred revenue	1,288	561

Total current liabilities	26,151	15,758
Deferred revenue	1,286	1,119
Long-term debt	130,000	1,730
Minority interest in Revotar	—	628
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.005 per share. 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. At December 31, 2005, 150,000,000 shares authorized; 58,869,398 shares issued, 58,656,398 outstanding. At December 31, 2004, 75,000,000 shares authorized, 58,131,254 shares issued, 57,918,254 outstanding	294	291
Additional paid-in capital	306,402	300,906
Deferred compensation expense	(2,834)	(129)
Treasury stock, 213,000 shares at December 31, 2005 and 2004	(1,602)	(1,602)
Accumulated other comprehensive income	—	189
Accumulated deficit	(312,995)	(238,118)

Total stockholders’ (deficit) equity	(10,735)	61,537

Total liabilities and stockholders’ (deficit) equity	$146,702	$80,772

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Royalty income	$12,900	$10,648	$5,411
License fees, milestones and grants	1,106	661	1,853
Research agreements	—	1,521	3,023
Collaborative research and development from Encysive, L.P.	—	—	664

Total revenues	14,006	12,830	10,951

Expenses:
Research and development	63,496	56,449	26,975
Selling, general and administrative	28,294	11,549	8,267
Purchase of in-process research and development	—	—	8,363
Equity in loss of Encysive, L.P.	—	—	2,386

Total expenses	91,790	67,998	45,991

Operating loss	(77,784)	(55,168)	(35,040)
Investment income	4,683	1,479	1,379
Interest expense	(3,111)	(40)	(123)

Loss from continuing operations	(76,212)	(53,729)	(33,784)
Gain (loss) from discontinued operations	1,335	(931)	(1,509)

Net loss applicable to common shares	$(74,877)	$(54,660)	$(35,293)

Other comprehensive income:
Foreign currency translation:
Unrealized gain	—	111	77
Less: reclassification adjustment for gains included in net loss	(189)	—	—

Comprehensive loss	$(75,066)	$(54,549)	$(35,216)

Loss per share:
Continuing operations, basic and diluted	$(1.31)	$(1.00)	$(0.77)
Discontinued operations, basic and diluted	0.02	(0.01)	(0.03)

Net loss per share, basic and diluted	$(1.29)	$(1.01)	$(0.80)

Weighted average common shares used to compute net loss per share basic and diluted	57,959	53,942	44,072

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2005, 2004 and 2003
($ in thousands)

						Accumulated
			Additional	Deferred		other		Total
	Common stock		paid-in	compensation	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	expense	stock	income	deficit	equity (deficit)
Balance at January 1, 2003	44,015,364	$220	$211,847	$(223)	$(1,602)	$1	$(148,165)	$62,078

Issuance of common stock for stock option exercises	419,242	2	1,759	—	—	—	—	1,761
Issuance of common stock for warrant exercises	67,261	—	—	—	—	—	—	—
Issuance of common stock in payment of expenses	363,419	2	373	—	—	—	—	375
Compensation expense related to stock options	—	—	86	—	—	—	—	86
Amortization of deferred compensation expense	—	—	—	290	—	—	—	290
Deferred compensation expense related to issuance of stock	130,250	1	251	(252)	—	—	—	—
Compensation expense related to modification of warrants	—	—	207	—	—	—	—	207
Cancellation of restricted shares	(13,369)	—	(76)	—	—	—	—	(76)
Issuance of common stock in public offering	7,475,000	37	45,314	—	—	—	—	45,351
Net loss	—	—	—	—	—	—	(35,293)	(35,293)
Other comprehensive income	—	—	—	—	—	77	—	77

Balance at December 31, 2003	52,457,167	$262	$259,761	$(185)	$(1,602)	$78	$(183,458)	$74,856

Issuance of common stock for stock option exercises	994,122	5	4,751	—	—	—	—	4,756
Issuance of common stock in payment of expenses	64,965	1	630	—	—	—	—	631
Compensation expense related to stock options	—	—	67	—	—	—	—	67
Amortization of deferred compensation expense	—	—	—	219	—	—	—	219
Deferred compensation expense related to issuance of stock	15,000	—	163	(163)	—	—	—	—
Issuance of common stock in public offering	4,600,000	23	35,534	—	—	—	—	35,557
Net loss	—	—	—	—	—	—	(54,660)	(54,660)
Other comprehensive income	—	—	—	—	—	111	—	111

Balance at December 31, 2004	58,131,254	$291	$300,906	$(129)	$(1,602)	$189	$(238,118)	$61,537

(Continued)

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2005, 2004 and 2003
($ in thousands)

						Accumulated
			Additional	Deferred		other		Total
	Common stock		paid-in	compensation	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	expense	stock	income	deficit	equity (deficit)
Balance at January 1, 2005	58,131,254	$291	$300,906	$(129)	$(1,602)	$189	$(238,118)	$61,537

Issuance of common stock for stock option exercises	407,948	2	1,737	—	—	—	—	1,739
Issuance of common stock in payment of expenses	61,030	—	687	—	—	—	—	687
Compensation expense related to stock options	—	—	46	—	—	—	—	46
Amortization of deferred compensation expense	—	—	—	322	—	—	—	322
Deferred compensation expense related to stock options	—	—	26	(26)	—	—	—	—
Deferred compensation expense related to issuance of stock	269,166	1	3,000	(3,001)	—	—	—	—
Net loss	—	—	—	—	—	—	(74,877)	(74,877)
Other comprehensive loss	—	—	—	—	—	(189)	—	(189)

Balance at December 31, 2005	58,869,398	$294	$306,402	$(2,834)	$(1,602)	$—	$(312,995)	$(10,735)

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(74,877)	$(54,660)	$(35,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,218	730	730
Gain on disposition of discontinued operations	(1,743)	—	—
Loss from discontinued operations	408	931	1509
Equity in loss of Encysive, L.P.	—	—	2,386
Purchase of in-process research and development	—	—	8,363
Expenses paid with stock	687	631	375
Stock-based compensation expense	368	286	507
Loss on disposition of fixed assets and other assets	118	3	77
Amortization of discount/premium on investments	(14)	84
Amortization of debt issue costs	538	—	—
Decrease in interest receivable included in short-term and long-term investments	73	146	459
Changes in operating assets and liabilities:
Accounts receivable	(521)	(2,982)	(736)
Other current receivables	45	457	(283)
Prepaids	(841)	(129)	767
Inventory	(2,183)	—	—
Receivable from related party under collaborative arrangement	—	—	350
Accounts payable and accrued expenses	10,352	7,072	3,355
Deferred revenue from unrelated parties	894	(561)	(135)
Liability to related party	—	—	(5,051)
Deferred revenue from related party	—	—	(1,705)

Net cash used in continuing operations	(65,478)	(47,992)	(24,325)
Net cash used in discontinued operations	(603)	(1,545)	(2,286)

Net cash used in operating activities	(66,081)	(49,537)	(26,611)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,073)	(997)	(250)
Purchase of investments	(83,187)	(49,848)	(17,929)
Maturity of investments	106,100	46,833	44,061
Loan to discontinued operation	—	(1,119)	(1,037)
Purchase of in-process research and development	—	—	(4,000)
Investing activities of discontinued operation	—	(50)	58

Net cash provided by (used in) investing activities	20,840	(5,181)	20,903

Cash flows from financing activities:
Borrowing (repayment) of long-term debt	130,000	(6,000)	—
Proceeds from sale of common stock in public offering	—	35,557	45,351
Debt issue costs	(4,663)	—	—
Proceeds from option exercises	1,739	4,756	1,761
Financing activities of discontinued operation	—	1,119	2,506

Net cash provided by financing activities	127,076	35,432	49,618

Effect of exchange rate changes on cash	(52)	114	164

Net increase (decrease) in cash and cash equivalents	81,783	(19,172)	44,074
Cash and cash equivalents at beginning of year	46,130	65,302	21,228

Cash and cash equivalents at end of year	$127,913	$46,130	$65,302

Supplemental schedule of cash flow information:
Interest paid	1,626	40	123

Non-cash transactions during the period:
Note issued upon acquisition of partnership interest	—	—	6,000

See accompanying notes to consolidated financial statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Organization and Significant Accounting Policies
(a) Organization
     Encysive Pharmaceuticals Inc. (the “Company” or “Encysive”), a Delaware corporation, is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. On July 25, 1994, the Company acquired all of the outstanding common stock of ImmunoPharmaceutics, Inc. (“IPI”) in exchange for common stock, par value $.005 per share (the “Common Stock”), of the Company. On June 6, 2000, Encysive, through its wholly owned subsidiary, TBC-ET, Inc., a Delaware Corporation, and ICOS Corporation, a Delaware Corporation, (“ICOS”) entered into an agreement and formed ICOS-Texas Biotechnology L.P., a Delaware limited partnership (“ICOS-TBC”), to develop and globally commercialize endothelin-A receptor antagonists. Encysive and ICOS were both 50% owners in ICOS-TBC, and shared equally in the costs of ICOS-TBC. In April 2003, the Company acquired the ownership interest of ICOS in ICOS-TBC, and changed the name of the partnership to Encysive, L.P. (“ELP”) and the name of TBC-ET, Inc. to EP-ET, LLC, a Delaware limited liability company. For further discussion of the Encysive, L.P. partnership, see Note 11. During the third quarter of 2000, Encysive formed Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize Encysive’s selectin antagonists. In May 2005, the Company and the other shareholders of Revotar consummated a restructuring (the “Restructuring”) whereby the Company’s ownership of Revotar was initially reduced to approximately 14%. Subsequently, Revotar’s other stockholders purchased the Company’s remaining Revotar shares for nominal consideration. Financial statements included in this annual report on Form 10-K for prior-year periods have been reclassified to reflect the Restructuring, and report the results of Revotar under the caption “Gain (loss) on discontinued operations.” For additional information about the Restructuring, see Note 13. In 2004, the Company established Encysive (UK) Limited, a private company located in the United Kingdom (UK).
     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product, Argatroban, for which it receives royalty income, began during November 2000.
(b) Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ELP, IPI, Encysive (UK) Limited, and EP-ET, LLC. All material intercompany balances and transactions have been eliminated.
(c) Use of Estimates
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

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(d) Cash, Cash Equivalents and Short-Term Investments
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

	December 31, 2005	December 31, 2004
Cash and cash equivalents:
Demand and money market accounts	$95	$881
Corporate commercial paper	127,818	45,249

Total cash and cash equivalents	$127,913	$46,130

     Investments at December 31, 2004 were as follows:

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments, held-to-maturity:
U.S. Government agency securities	$2,006	$—	$(21)	$1,985
Corporate commercial paper	19,964	14	(46)	19,932
Corporate debt securities	1,001	—	(1)	1,000

Total short-term investments, held-to-maturity	$22,971	$14	$(68)	$22,917

     Market values are determined for each individual security in the investment portfolio. The decline in value of these investments was primarily related to changes in interest rates and was considered to be temporary in nature.
(e) Equipment and Leasehold Improvements
     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is provided on the straight-line method over the estimated useful lives of the respective assets (three to ten years). Amortization of leasehold improvements is provided on the straight-line method over the remaining minimum lease term.
(f) Inventory
     We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At December 31, 2005, we had $2.2 million of capitalized inventory costs.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(g) Investment in Encysive, L.P.
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
     The Company’s consolidated financial statements include the results of Encysive, L.P. following the Company’s purchase of the ownership interest of ICOS. See Note 11.
(h) Research and Development Costs
     All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits in the years ended December 31, 2005, 2004 and 2003, of approximately $12,723,000, $9,457,000 and $7,819,000, respectively, were charged to research and development expenses. Payments related to the acquisition of in-process research and development are expensed as incurred.
(i) Net Loss Per Common Share
     Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years 2005, 2004 and 2003, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be antidilutive due to net losses.

	Year Ended December 31,
	2005	2004	2003
Weighted average shares used To compute basic and diluted net loss per common share	57,959,275	53,941,789	44,072,380

	Year Ended December 31,
	2005	2004	2003
Securities convertible into common stock, not used because the effect would be antidilutive:
Stock options	5,340,142	4,585,799	4,609,992
Unvested restricted stock	441,923	341,571	529,334
Reserved for conversion of Notes	9,322,001	—	—
Warrants	—	—	142,858

Total	15,104,066	4,927,370	5,282,184

(j) Revenue Recognition
     Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company’s intellectual property are similarly deferred and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed.
(k) Debt Issue Costs
     The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $4,663,000 related to the issue of its 2.50% Convertible Senior Notes due 2012 (the “Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Notes through the date that the Company has the ability to call the Notes, March 20, 2010. Interest expense in the year ended December 31, 2005, includes approximately $538,000 in amortized debt issue costs. Remaining unamortized debt issue costs were approximately $4,125,000 at December 31, 2005. For additional information about the Notes, see Note 5.
(l) Patent Application Costs
     Costs incurred in filing for, defending and maintaining patents are expensed as incurred.
(m) Intangible and Other Assets
     Intangible and other assets primarily consists of an amount paid for products approved by the United States Food and Drug Administration (“FDA”), which is being amortized on a straight-line basis over its estimated useful life. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense was approximately $106,000 in each of the years ended December 31, 2005, 2004 and 2003, and management expects it to be approximately $106,000 per year thereafter. Amortization of intangible assets is included in research and development expenses in the consolidated statements of operations and comprehensive loss.
(n) Treasury Stock
     Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately 7 percent of the Company’s outstanding Common Stock over an 18-month period. Pursuant to the stock repurchase program, the Company repurchased 213,000 shares for net payments of approximately $1,602,000 during the year ended December 31, 2001. No shares were repurchased during the years ended December 31, 2005, 2004 and 2003.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(o) Stock-based Compensation
     At December 31, 2005, the Company has five stock-based compensation plans for employees and non-employee directors, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) to stock-based employee compensation ($ in thousands, except for per share data).

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(74,877)	$(54,660)	$(35,293)
Add: Stock-based employee compensation expense included in reported net loss	46	67	86
Deduct: Total stock-based employee compensation expense determined under fair value method for all Awards	(4,891)	(3,374)	(2,896)

Pro forma net loss	$(79,722)	$(57,967)	$(38,103)

Loss per share:
As reported, basic and diluted	$(1.29)	$(1.01)	$(0.80)

Pro forma, basic and diluted	$(1.38)	$(1.07)	$(0.86)

     The per-share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $6.35, $5.95 and $1.02, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	2.9%	2.6%
Expected volatility	66.8%	73.6%	73.9%
Expected life in years	4.91	4.83	4.50
(p) Income Taxes
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
(q) Impairment of Long-lived Assets
     As circumstances dictate, the Company evaluates the recoverability of its long-lived tangible and intangible assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(r) New Accounting Pronouncements
     Accounting Changes and Error Corrections
     In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.
     Share-Based Compensation
     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. FAS 123R is a revision of FAS 123 and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, base on the grant date fair value of those awards, in the financial statements. Pro forma disclosure, as reported in Note 1(o) above, is no longer an alternative under the new standard. Although early adoption is allowed, the Company will adopt FAS 123R as of the required effective date for calendar year companies, which is January 1, 2006.
     FAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with FAS 123.
     The Company currently utilizes a standard option pricing mode. (i.e. Black-Scholes) to measure the fair value of stock options granted to employees. While FAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be used in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.
     FAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. FAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
     The Company has determined that it will use the “modified prospective” method of adoption of FAS 123R. At December 31, 2005, the unrecognized expense related to unvested options which were granted prior to December 31, 2005 was approximately $8.3 million, of which the Company expects 2006 net losses to be increased by approximately $4.7 million. See Note 7 for further information on the Company’s stock-based compensation plans.
(2)	Receivables
     Accounts receivable at December 31, 2005 and 2004 consisted of royalties receivable from GSK on sales of Argatroban. Royalty receivables are recorded at the invoiced amount and do not bear interest.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)	Inventory
     Based on management’s judgment of probable future commercial use and net realizable value, costs related to the production of work-in-process inventory of Thelin™ have been capitalized as inventory. The Company could be required to expense these costs upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.
(4)	Accrued Expenses
     At December 31, accrued expenses consisted of the following:

	2005	2004
Accrued compensation and benefits	$2,794	$1,542
Accrued clinical trial costs	14,629	7,875
Accrued interest on long-term debt	953	—
Accrued sales and marketing costs	1,165	137
Other accrued expenses	2,104	2,746

	$21,645	$12,300

(5)	Long-Term Debt
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
     The Company and other stockholders of Revotar provided approximately $4.5 million in unsecured loans to Revotar, of which the Company’s commitment was approximately $3.4 million. Under the terms of the Restructuring, the Company cancelled its loan, including accrued interest thereon totaling approximately $3.7 million. See Note 13.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	Capital Stock
     In March 2005, the Company issued the Notes in the principal amount of $130,000,000. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Notes, see Note 5.
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
The Company has reserved Common Stock for issuance as of December 31, 2005, as follows:

Stock option plans	8,607,736
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	17,929,737
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
(7)	Stock Options and Warrants
     The Company has in effect the following stock option plans:
     The Amended and Restated 1990 Incentive Stock Option Plan (“1990 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 45,196 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1990 Plan.
     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 135,883 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company. No new issuances are being made under the 1992 Plan.
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 820,947 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 455,460 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 7,150,250 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     A summary of stock options as of December 31, 2005, follows:

	Exercise Price			Exercised/		Available
Stock Option Plans	Per Share	Authorized	Outstanding	Other	Exercisable	for Grant
1990 Plan	$1.38 - $21.59	285,715	45,196	240,519	45,196	—
1992 Plan	$1.41 - $21.59	1,700,000	135,883	1,564,117	135,883	—
1995 Plan	$0.93 - $21.59	2,000,000	820,947	1,179,053	678,657	—
1995 Director Plan	$1.38 - $11.31	800,000	455,460	344,540	427,960	—
1999 Plan	$0.93 - $20.13	8,750,000	3,882,656	1,599,750	1,922,698	3,267,594

TOTALS		13,535,715	5,340,142	4,927,979	3,210,394	3,267,594

     A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and the changes during the years then ended is presented below:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2003	5,012,500	6.72
Granted	749,830	1.68
Canceled	(691,796)	6.96
Exercised	(460,542)	4.48

Outstanding at December 31, 2003	4,609,992	6.09
Granted	1,069,750	9.81
Canceled	(96,667)	13.53
Exercised	(997,276)	4.82

Outstanding at December 31, 2004	4,585,799	7.09
Granted	1,324,479	10.89
Canceled	(162,188)	13.02
Exercised	(407,948)	4.15

Outstanding at December 31, 2005	5,340,142	$7.09

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following tables summarize information about the Company’s stock options outstanding as of December 31, 2005, 2004 and 2003, respectively:

		Weighted			Weighted
	Options	Average	Weighted	Options	Average
Option	Outstanding	Remaining	Average	Exercisable	Exercise Price
Exercise Price	as of 12/31/2005	Contractual Life	Exercise Price	as of 12/31/2005	of Exercisable
$0.93 - $5.51	1,391,991	5.42	$3.52	1,182,092	$3.86
$5.52 - $8.70	1,355,683	4.80	$6.28	1,309,017	$6.28
$8.71 - $11.02	2,219,061	8.76	$10.37	393,378	$9.81
$11.03 - $21.59	373,407	4.98	$17.59	325,907	$18.35

$0.93 - $21.59	5,340,142	6.63	$8.07	3,210,394	$7.06

		Weighted			Weighted
	Options	Average	Weighted	Options	Average
Option	Outstanding	Remaining	Average	Exercisable	Exercise Price
Exercise Price	as of 12/31/2004	Contractual Life	Exercise Price	as of 12/31/2004	of Exercisable
$0.93 - $4.69	1,174,193	5.59	$2.66	758,172	$3.45
$4.70 - $6.17	1,568,619	6.16	$5.73	1,228,154	$5.73
$6.18 - $9.93	1,350,357	7.99	$8.97	339,611	$7.49
$9.94 - $21.59	492,630	5.58	$16.81	397,630	$18.25

$0.93 - $21.59	4,585,799	6.49	$7.09	2,723,567	$7.16

		Weighted			Weighted
	Options	Average	Weighted	Options	Average
Option	Outstanding	Remaining	Average	Exercisable	Exercise Price
Exercise Price	as of 12/31/2003	Contractual Life	Exercise Price	as of 12/31/2003	of Exercisable
$0.93 - $4.19	1,176,107	6.73	$2.07	528,780	$3.10
$4.20 - $5.63	1,633,849	6.05	$5.24	1,080,472	$5.14
$5.64 - $7.19	1,297,005	5.27	$6.39	888,672	$6.47
$7.20 - $21.59	503,031	5.92	$17.45	503,031	$17.45

$0.93 - $21.59	4,609,992	5.99	$6.09	3,000,955	$7.24

     In 2005, 2004 and 2003, the Company granted, out of the 1999 Plan and the 1995 Director Plan, shares of restricted Common Stock as compensation to certain of its employees and non-employee directors. Such grants vest over the three year period subsequent to grant. Shares granted, and the weighted-average fair values in years 2005, 2004 and 2003 were as follows:

	Shares	Fair Value
Granted in year 2003	493,669	1.27
Granted in year 2004	79,965	6.04
Granted in year 2005	337,406	11.01

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In 2005, 2004 and 2003, 7,210, -0-, and 13,369 shares of unvested restricted stock grants were cancelled, respectively, upon the termination of the respective grantee’s employment.
     In 2005, 2004 and 2003, the Company recorded stock-based compensation expense related to grants of stock (net of cancellations) of $1,009,000, $849,000 and $587,000, respectively.
Warrants
     A summary of the status of the Company’s warrants as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2003	246,586	9.90
Exercised	(103,728)	2.27

Outstanding at December 31, 2003	142,858	14.00
Forfeited	(142,858)	14.00

Outstanding at December 31, 2004	—	—
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
     The remaining warrant expired in October 2004 and had an exercise price of $14.00 per share.
(8)	Income Taxes
     The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.
     The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes is as follows ($ in thousands):

	December 31,
	2005	2004	2003
Computed “expected” tax expense	$(26,207)	$(19,131)	$(12,353)
Effect of:
Permanent differences	(385)	357	50
Expiration of loss carryforwards	30	—	—

Increase in valuation allowance	26,562	18,774	12,303

Tax expense	$—	$—	$—

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2005 and 2004, are as follows ($ in thousands):

	December 31,
	2005	2004
Loss carryforwards	$108,631	$80,480
Start-up costs	—	2,481
Property, plant and equipment	871	741
Deferred revenue	901	588
Capital loss	1,309	—

Other	1,940	1,769

Gross deferred tax assets	113,652	86,059
Valuation allowance	(113,652)	(86,059)

Net deferred tax assets	$—	$—

     At December 31, 2005 and 2004, the Company had net operating loss carryforwards of $310.4 million and $229.9 million, respectively. The Company has established a valuation allowance for the full amount of the resulting deferred tax assets as management does not believe that it is more likely than not that the Company will recover these assets. Utilization of the Company’s net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. Approximately $85,000 of our loss carryforwards expired in 2005. To the extent not utilized, the carryforwards will expire during the years beginning 2006 through 2025, of which approximately $2 million will expire in 2006.
     The capital loss component of the Company’s deferred tax asset resulted from the cancellation by the Company of its loan to Revotar in the amount of approximately $3.7 million, including accrued interest, and will expire in five years unless offset by a taxable capital gain.
     The difference between the increase in valuation allowance reported above, and the change in valuation allowance between December 31, 2005 and 2004, reflects the utilization of net operating losses from stock options. Approximately $5.8 million and $4.8 million of the total valuation allowance for years 2005 and 2004, respectively, relate to stock option compensation deductions. The tax benefit associated with stock option compensation deductions will be credited to equity when realized.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	Equipment and Leasehold Improvements
     Equipment and leasehold improvements consist of the following ($ in thousands):

	December 31,
	2005	2004
Furniture and equipment	$11,316	$12,026
Leasehold improvements	4,794	4,620

	16,110	16,646
Less accumulated depreciation and amortization	11,168	11,539

	$4,942	$5,107

     Depreciation and amortization expense related to equipment and leasehold improvements was $1,113,000, $626,000 and $625,000 in years 2005, 2004 and 2003, respectively.
(10)	Entity-Wide Geographic Data
     The Company operates in a single business segment that includes research and development of pharmaceutical products. As a result of the Restructuring, revenues from Germany have been included in the gain or loss from discontinued operations on the Company’s statements of operations. The following table summarizes the Company’s long-lived assets in different geographic locations ($ in thousands):

	December 31,
	2005	2004
Long-lived assets:
United States	$5,328	$4,591
Germany	—	1,067

Total	$5,328	$5,658

     The following table summarizes the Company’s revenues in different geographic locations ($ in thousands):

	Year Ended,
	2005	2004	2003
Revenues:
United States	$14,006	$12,831	$10,952

Germany — discontinued operations	$57	$947	$605

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s revenues are primarily derived from several customers, each of whom represents a significant percentage of total revenues. The following table summarizes the Company’s sources of revenues from its principal customers ($ in thousands):

	Year Ended,
	2005	2004	2003
Customers:
GSK	$12,900	$10,649	$5,411
Schering-Plough	1,106	2,082	3,585
Encysive, L.P.	—	—	813
Other	—	100	1,143

Total	$14,006	$12,831	$10,952

(11)	Acquisition of Partnership Interest
     On April 22, 2003, the Company and ICOS executed a purchase and sale agreement (the “Acquisition Agreement”) pursuant to which the Company purchased the partnership interest of ICOS and its subsidiaries in ELP (the “Acquisition.”) The partnership had no assets other than its rights to the in-process research and development of the endothelin receptor antagonist program. Under the Acquisition Agreement, the Company agreed to pay to ICOS a purchase price of $10,000,000, of which $4,000,000 was paid on April 22, 2003. The remaining $6,000,000 was subject to a secured promissory note which was repaid in March 2004, see Note 5.
     Since the only asset acquired was in-process research and development, the Company recorded a charge for in-process research and development of $10,000,000 less unamortized deferred revenues of $1,637,000. The unamortized deferred revenues of $1,637,000 relate to the previous payments received from ELP that were being amortized into income over the estimated remaining development period. Due to the short-term nature of the secured promissory note and the associated interest rate, the secured promissory note was not discounted when calculating the in-process research and development charge.
(12)	Research and License Agreements
     Under the terms of the Company’s agreement with ELP prior to the Acquisition, the Company provided, and was reimbursed for, research and development activities conducted on behalf of Encysive, L.P.
     The Company also received reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline, plc (“GSK”) (Note 14), Schering-Plough Ltd. and Schering-Plough Corporation (collectively “Schering-Plough”) and Revotar (Note 13).
Mitsubishi-Pharma Agreement
     Encysive has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. (“Mitsubishi”), to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban (the “Mitsubishi Agreement”). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2005, the Company had paid Mitsubishi approximately $1,605,000 in royalty payments under the Mitsubishi Agreement. The Company has also paid Mitsubishi a $500,000 milestone payment under the Mitsubishi Agreement. No additional milestone payments are payable to Mitsubishi under the Mitsubishi Agreement.
     Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, declares bankruptcy or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above-described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. If the

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mitsubishi Agreement is terminated, the Company would lose all rights to Argatroban, including its right to receive revenues from the sale of Argatroban. Under the Mitsubishi Agreement, Encysive has access to a formulation patent granted in 1993, which expires in 2014 and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired.
     During 2000, Encysive signed an additional agreement with Mitsubishi that provides Encysive with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. The Company began enrolling patients in a clinical trial for ischemic stroke in April 2001, and received a $2.0 million milestone payment in May 2001, which was being recognized as revenues over the expected development period and, accordingly, revenues in 2002 included approximately $382,000 related to such milestone payment. In light of a lack of a positive overall efficacy trend and the high risk and high costs associated with stroke trials, management determined that it was unlikely that the Company would proceed independently with a full Phase III program and, accordingly, recognized the remaining deferred revenue related to the milestone payment from Mitsubishi during 2003. License fees, milestones and grants in 2003 includes $1,143,000 related to the milestone payment from Mitsubishi. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.
     Mitsubishi further agreed to supply the Company with its requirements of bulk Argatroban throughout the term of the Mitsubishi Agreement for the Company’s clinical testing and commercial sales of Argatroban in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of Argatroban, Mitsubishi and Encysive have agreed to discuss in good faith the means by which, and the party to whom, Argatroban production technology will be transferred. The transferee may be a person or entity other than the Company. At present, Mitsubishi is the only manufacturer of Argatroban. See Note 14.
     During the third quarter of 1997, the Company sublicensed certain rights to Argatroban to GSK. In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in selling, general and administrative expenses, to pay an additional royalty to Mitsubishi, beginning January 1, 2002, and to provide access to certain Argatroban clinical data to Mitsubishi. In certain circumstances, Mitsubishi and Encysive will share equally in all upfront payments and royalties should Mitsubishi use Encysive’s regulatory documents and data for registration in certain territories. See Note 14.
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
     Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from Encysive’s library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. Encysive will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported research at Encysive until June 30, 2004, and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to funding research costs, Schering-Plough paid Encysive an aggregate of $4 million in upfront license fees and milestone payments, and will pay the Company additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. The Company is not currently developing the second integrin antagonist. Schering-Plough will also pay the Company royalties on product sales resulting from the agreement. The upfront license fee is being amortized into revenue over the expected development period which is estimated to be through December 31, 2007, and the Company recognized $382,000 of the license fee as revenues in each of the years 2005, 2004 and 2003, respectively. On June 30, 2004 Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement, prior to which the Company had received approximately $13.3 million in research payments from Schering-Plough under the agreement. Schering-Plough can terminate the agreement upon 180 days written notice to the Company. If the agreement is terminated, Encysive will lose Schering-Plough’s funding for future development milestones and royalties on product sales resulting from the agreement.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In June 2002, the Company achieved a milestone under the Schering-Plough agreement as a result of the nomination of an initial candidate for Schering-Plough’s further development. This milestone payment will be recognized into revenue over the expected development period, and approximately $179,000 was recognized as revenue during each of 2005, 2004 and 2003.
     In March 2005, the Company achieved a $2 million milestone under the Schering-Plough agreement, which will be recognized into revenue over the expected development period, of which approximately $545,000 was recognized during 2005.
(13)	Foreign Subsidiary
     Encysive formed Revotar in 2000 to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists, including bimosiamose. In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization. Under the terms of the Restructuring, Revotar’s stockholders other than the Company contributed additional funds to Revotar, and the Company’s ownership was reduced to approximately 14% of the outstanding common stock of Revotar. Revotar’s other stockholders subsequently purchased the remaining shares of Revotar common stock owned by the Company for nominal consideration. Upon the funding of Revotar by the other stockholders, the Company licensed its worldwide rights to bimosiamose and certain follow-on compounds to Revotar for which it could receive substantial future royalty payments from Revotar in the event that these compounds are subsequently approved and commercialized, or licensed to a third party. Further, the Company agreed to cancel its outstanding loan, and accrued interest thereon, of approximately $3.7 million. The transaction became effective in May 2005, upon contribution of the additional capital by Revotar’s other stockholders. Following the completion of the Restructuring, the Company’s consolidated financial statements no longer include the results of Revotar. The Company recorded a gain of approximately $1.7 million upon its disposal of Revotar, which is included in the amount reported under the caption “Gain (loss) from discontinued operations” in the Company’s financial statements for 2005.
     Prior to the Restructuring, Revotar had assets of approximately $1.0 million, and liabilities, not including the note payable to Encysive, of approximately $2.5 million. Revotar’s revenues and pretax losses (net of minority interest), reported in discontinued operations for years 2005, 2004 and 2003 were as follow ($ in thousands):

	2005	2004	2003
Revenues	$57	$947	$605
Pretax loss (net of minority interest)	(408)	(931)	(1,509)
Pretax gain on disposal	1,743	—	—
(14)	Commercialization Agreement
     In connection with Encysive’s development and commercialization of Argatroban, in August 1997, Encysive entered into a Product Development, License and CoPromotion Agreement with GSK (the “GSK Agreement”) whereby GSK was granted exclusive rights to work with Encysive in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK’s agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to Encysive and to the rights of Encysive to co-promote these products through its own sales force in certain circumstances. As of December 31, 2005, the Company had received approximately $29.8 million in royalty payments from GSK under the GSK Agreement. Encysive will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that Encysive must use its own sales force to commercialize any such indications. Any indications which Encysive elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
percentage of all consideration received by Encysive as a result of the agreement.
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
     The GSK Agreement generally terminates on a country-by-country basis upon the earlier of the termination of Encysive’s rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country-by-country basis by giving Encysive at least three months written notice at any time before GSK first markets products in that country based on a reasonable determination by GSK that the commercial profile of the product in question would not justify continued development in that country. GSK has similar rights to terminate the GSK Agreement on a country-by-country basis after marketing has commenced. In addition, either party may terminate the GSK Agreement on 60 days notice if the other party defaults in its obligations under the agreement, declares bankruptcy or is insolvent. If the GSK Agreement is terminated, the Company would no longer receive royalties from GSK’s sales of Argatroban.
(15)	401(k) Plan
     The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 60% of their compensation, with a maximum of $14,000 per employee in 2005. The Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 for each dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001. The Compensation Committee approved matching contributions on the catch-up contribution made by employees 50 years of age or older by the end of the plan year and the 401(k) plan was amended effective January 1, 2002. Total cost of the employer match was $276,000, $218,000 and $161,000 in 2005, 2004 and 2003, respectively.
(16)	Commitments and Contingencies
(a) Employment agreements
     The Company has entered into employment agreements with certain officers and key employees. Additionally, the Company has signed agreements with 14 of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to 12 months to three years of annual base salary and annual cash bonus, if any. The base salary and annual bonus portion of the agreements would aggregate approximately $10.0 million at the rate of compensation in effect on December 31, 2005. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of 12 months to three years and reimbursement of certain legal expenses in conjunction with the agreements.
(b) Lease Agreements
     In November 2004, the Company leased 40,730 square feet of office space in Houston, Texas, for our administrative, marketing, clinical development and regulatory staff. The lease commenced on January 1, 2005, and expires on December 31, 2007, and can be extended at the option of the Company until December 31, 2009. Under the terms of the lease, the Company is obligated to pay for base rent and related building services.
     In December 2003, the Company agreed to extend the term of its lease on a laboratory facility in Houston, Texas, to December 31, 2007, and the Company has the option to further extend the term to December 31, 2009. The Company also leases parking spaces at the facility established rate. The lease includes a provision for the Company to pay certain additional charges to obtain utilities and building services during off-business hours, which are subject to annual adjustments based on the local consumer price index.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In April 2002, the Company leased a facility in Bellaire, Texas, that houses the Company’s administrative, marketing, clinical development and regulatory staff. Under the terms of the lease, which expired on July 31, 2005, the Company was obligated to pay for base rent, related building services and parking. In January 2005, the Company vacated the facility and relocated its offices.
     For the years ended December 31, 2005, 2004 and 2003, rent and related building services totaled approximately $1,686,000, $1,310,000 and $1,385,000, respectively.
     At December 31, 2005, the Company’s minimum aggregate commitments under long-term, non-cancelable operating leases are as follows ($ in thousands):

2006	$1,805
2007	1,835

$3,640

(c) Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.
(d) Other Contingencies
     Under the terms of one of the Company’s contracts with a third-party service provider, the Company could be obligated to pay a termination fee in the event that the Company elects to terminate the project prior to completion. The amount of the termination fee declines as work is completed under the contract and was approximately $263,000 at December 31, 2005.
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

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17)	Quarterly Financial Data (Unaudited)
     The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	Year Ended December 31, 2005
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$2,486	$2,976	$2,965	$5,579
Operating loss	$(17,540)	$(21,258)	$(19,205)	$(19,781)
Loss from continuing operations	(17,117)	(20,895)	(18,829)	$(19,371)
Gain (loss) from discontinued operations	(326)	1,661	—	—
Net loss	(17,443)	(19,234)	(18,829)	(19,371)

Net loss per share data:
Basic and diluted	$(0.30)	$(0.33)	$(0.32)	$(0.33)

	Year Ended December 31, 2004
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$2,692	$2,861	$2,448	$4,830
Operating loss	$(11,247)	$(12,492)	$(16,665)	$(14,763)
Loss from continuing operations	(10,882)	(12,177)	(16,346)	$(14,324)
Loss from discontinued operations	(239)	(129)	(233)	(330)
Net loss	(11,121)	(12,306)	(16,579)	(14,654)

Net loss per share data:
Basic and diluted	$(0.21)	$(0.23)	$(0.31)	$(0.26)
     Because of the method used in calculating per share data, the quarterly per share data will not necessarily total to the per share data as computed for the year. Periods prior to the Restructuring have been restated to reflect the status of Revotar as a discontinued operation, with no change in reported net loss.

INDEX TO EXHIBITS

Exhibit No		Description of Exhibit

3.1	—	Restated Certificate of Incorporation dated September 17, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. /000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.

3.2	—	Certificate of Amendment to Certificate of Incorporation of Encysive Pharmaceuticals Inc., dated May 11, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-125154) filed May 23, 2005.

3.3	—	Amended and Restated By-laws of Encysive Pharmaceuticals Inc. adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 1996).

3.4	—	Amendment to Article II of By-laws adopted June 29, 2000 (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

4.1	—	Rights Agreement, dated as of January 2, 2002, between Encysive Pharmaceuticals Inc. and The Bank of New York, as Rights Agent, including exhibits thereto. (incorporated by reference to Exhibit 1 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.2	—	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.3	—	Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005.

4.4	—	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005.

10.1+	—	Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended)).

10.2+	—	Seventh amendment dated January 5, 2005 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on January 6, 2005).

10.3+	—	Termination Agreement between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. dated March 21, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.4+	—	Termination Agreement between Encysive Pharmaceuticals Inc. and Richard A. F. Dixon dated March 17, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.5+	—	Termination Agreement dated as of October 24, 2005 made by and between Encysive Pharmaceuticals Inc. and Gordon H. Busenbark, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 000-20117) filed November 1, 2005.

10.6+	—	Termination Agreement dated as of October 25, 2005 made by and between Encysive Pharmaceuticals Inc. and George W. Cole, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 000-20117) filed November 14, 2005.

Exhibit No		Description of Exhibit

10.7+	—	Termination Agreement between Encysive Pharmaceuticals Inc. and Stephen L. Mueller dated March 20, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.8+	—	Termination Agreement dated as of September 10, 2003 made by and between Encysive Pharmaceuticals Inc. and Terrance C. Coyne, M.D. incorporated by reference to exhibit 99.2 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.9+	—	Termination Agreement dated as of June 2, 2003 made by and between Encysive Pharmaceuticals Inc. and Derek J. Maetzold, incorporated by reference to exhibit 99.3 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.10+	—	Form of Indemnification Agreement between Encysive Pharmaceuticals Inc. and its officers and directors dated March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2001, filed with the Commission on March 29, 2002).

10.11+	—	Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.12+	—	Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.13+	—	Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.14+	—	1995 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.15+	—	Amendment to the 1995 Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.62 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.16+	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

10.17+	—	Amendment to the 1995 Non-Employee Director Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.18+	—	Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan, dated March 6, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-41864) filed with the commission on July 20, 2000).

10.19+	—	Amendment to the Encysive Pharmaceuticals Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 14, 2003).

10.20+	—	Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 7, 2004).

10.21+	—	Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

10.22+	—	Form of Option Agreement for Non-Qualified Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

Exhibit No		Description of Exhibit

10.23+	—	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees without a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed December 12, 2005).

10.24+	—	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees with a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed December 12, 2005).

10.25+	—	Retirements Benefits Policy for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed January 31, 2006).

10.26+	—	Retirements Benefits Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed January 31, 2006).

10.27	—	Lease Agreement dated, February 24, 1995, between Encysive Pharmaceuticals Inc. and Doctors Center, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.28	—	Third Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.29	—	Lease Agreement dated February 20, 2002, between Encysive Pharmaceuticals Inc. and FRM West Loop Associates #6, LTD (incorporated by reference to Exhibit 10.22 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.30	—	Lease Agreement dated November 18, 2004, between Encysive Pharmaceuticals Inc. and W9/LWS II Real Estate Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 24, 2004.

10.31†		Fourth Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System.

10.32*	—	Sublicense and License Agreement dated May 27, 1993, between Company and Genentech, Inc., together with exhibits (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1993, and incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q/A-1 (Commission File No. 0-20117) for the quarter ended June 30, 1993).

10.33	—	Agreement between Mitsubishi Chemical Corporation, Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.34*	—	Product Development License and Co-Promotion Agreement between Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.35*	—	License Agreement between Encysive Pharmaceuticals Inc. and Revotar Biopharmaceuticals AG. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed on June 27, 2005

10.36*	—	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering-Plough LTD. dated June 30, 2000 (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

Exhibit No		Description of Exhibit

10.37*	—	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering Corporation dated June 30, 2000 (incorporated by reference to Exhibit 99.9 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

14.1†	—	Code of Ethics

21.1†	—	Subsidiaries of the Registrant.

23.1†	—	Consent of Independent Registered Public Accounting Firm.

31.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1†	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

†	Filed herewith.