Form 10-Q
period 2006-03-31
ENCYSIVE PHARMACEUTICALS INC
filed 2006-05-10
CIK 887023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2006
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

Class	Outstanding at April 30, 2006

Common stock, $0.005 par value	59,196,917

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$100,529	$127,913
Accounts receivable	3,330	5,337
Other current receivables	65	139
Inventory	2,531	2,183
Prepaids	2,308	1,677

Total current assets	108,763	137,249
Equipment and leasehold improvements, net	6,128	4,942
Deferred debt origination costs, net of accumulated amortization of $702 and $538	3,961	4,125
Intangible assets, net of accumulated amortization of $606 and $580	360	386

Total assets	$119,212	$146,702

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$4,475	$3,218
Accrued expenses	20,634	21,645
Deferred revenue	1,288	1,288

Total current liabilities	26,397	26,151
Deferred revenue	964	1,286
Long-term debt	130,000	130,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $.005 per share. 5,000,000 Shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. 150,000,000 shares authorized. At March 31, 2006, 59,399,894 shares issued, 59,186,894 outstanding; at December 31, 2005, 58,869,398 shares issued, 58,656,398 shares outstanding	297	294
Additional paid-in capital	306,121	306,402
Deferred compensation expense	—	(2,834)
Treasury stock, 213,000 shares at March 31, 2006 and December 31, 2005	(1,602)	(1,602)
Accumulated deficit	(342,965)	(312,995)

Total stockholders’ deficit	(38,149)	(10,735)

Total liabilities and stockholders’ deficit	$119,212	$146,702

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Royalty income	$3,239	$2,346
License fees and milestones	322	140

Total revenues	3,561	2,486
Expenses:
Research and development	18,379	16,315
Sales and marketing	9,836	1,117
General and administrative	5,742	2,594

Total expenses	33,957	20,026

Operating loss	(30,396)	(17,540)
Investment income	1,299	594
Interest expense	(980)	(171)

Loss from continuing operations	(30,077)	(17,117)
Loss from discontinued operations	—	(326)

Loss before cumulative effect of change in accounting principle	$(30,077)	$(17,443)
Cumulative effect of change in accounting principle	107	—
Net loss applicable to common shares	$(29,970)	$(17,443)

Other comprehensive income:
Unrealized gain on foreign currency translation	—	33
Comprehensive loss	$(29,970)	$(17,410)

Loss per share:
Net loss per share, basic and diluted	$(0.51)	$(0.30)

Weighted average common shares used to compute Net loss per share basic and diluted	58,270,138	57,655,886

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(29,970)	$(17,443)
Adjustments to reconcile net loss to cash used In operating activities:
Depreciation and amortization	188	236
Expenses paid with stock	50	480
Share-based compensation expense	2,087	61
Amortization of debt issue costs	164	37
Amortization of discount/premium on investments	—	(7)
Loss on disposition of fixed assets	28	7
Change in interest receivable included in short-term investments	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	2,007	2,503
Inventory	(348)	—
Prepaids	(631)	(1,075)
Other current receivables	74	103
Accounts payable and accrued expenses	246	1,867
Deferred revenue	(322)	1,860

Net cash used in operating activities	(26,427)	11,385
Net cash used in discontinued operation	—	(107)

Net cash used in operating activities	(26,427)	(11,492)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,376)	(1,100)
Purchases of investments	—	(63,362)
Maturity of investments	—	27,913

Net cash used in investing activities	(1,376)	(36,549)

Cash flows from financing activities:
Borrowing of long-term debt	—	130,000
Debt issue costs	—	(4,641)
Proceeds from option exercises	419	261

Net cash provided by financing activities	419	125,620

Effect of exchange rate changes on cash	—	(19)

Net decrease (increase) in cash and cash equivalents	(27,384)	77,560
Cash and cash equivalents at beginning of period	127,913	46,130

Cash and cash equivalents at end of period	$100,529	$123,690

Supplemental schedule of cash flow information:
Interest paid	1,625	3
See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (unaudited)
(1)	Basis of Presentation
     The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Encysive”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the USA for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2006.
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
     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product approved by the U.S. Food and Drug Administration, (“FDA”), Argatroban, for which it receives royalty income, began during November 2000.
(b)	Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation; Encysive, L.P. (“ELP”), a Delaware limited partnership; EP-ET, LLC, a Delaware limited liability company; and Encysive (UK) Limited, a private company located in the United Kingdom (UK). The Company’s consolidated financial statements for the year ended December 31, 2005, and those related to prior year periods included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, also included Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, which was a majority-owned subsidiary until May 2005. In May 2005, the Company and the other shareholders of Revotar consummated a restructuring (the “Restructuring”) whereby the Company’s ownership of Revotar was divested. Financial statements included in this quarterly report on Form 10-Q for prior-year periods have been reclassified to reflect the Restructuring, and report the results of Revotar under the caption “Loss from discontinued operations.”

(c)	Share-Based Payment
     At March 31, 2006, the Company had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $1,623,000, or $0.03 per share basic and diluted for the three months ended March 31, 2006. See Note 10 for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
     Prior to the Company’s adoption of FAS 123R, if unvested shares of common stock were forfeited, the Company reversed any compensation expense that it had previously recorded on those shares at the time of forfeiture. Upon the adoption of FAS 123R, the Company will adjust the amount of expense recorded each period, based upon its estimate of future forfeitures The cumulative effect of estimating future forfeitures of unvested common shares granted before January 1, 2006 was $107,000, which is reported as a cumulative effect of change in accounting principle during the three months ended March 31, 2006.
(d)	Debt Issue Costs
     The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $4,663,000 related to the issuance of its 2.50% Convertible Senior Notes due 2012 (the “Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Notes through the date that the Company has the ability to call the Notes, March 20, 2010. Interest expense in the three months ended March 31, 2006 and 2005, includes approximately $164,000 and $37,000, respectively, in amortized debt issue costs. Remaining unamortized debt issue costs were approximately $3,961,000 at March 31, 2006. For additional information about the Notes, see Note 9.
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
     As discussed above in Note 2(b), prior period financial statements have been reclassified to reflect the Restructuring and to conform to current-year presentation with no effect on net loss or stockholders’ equity previously reported.

(3)	Inventory
     Based on management’s judgment of probable future commercial use and net realizable value, costs related to the production of work-in-process inventory of Thelin™ have been capitalized as inventory. The Company could be required to expense these costs upon a change in such judgment due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.
(4)	Capital Stock
     In March 2005, the Company issued the Notes in the principal amount of $130,000,000. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Notes, see Note 9. The Company has reserved Common Stock for issuance as of March 31, 2006, as follows:

Stock option plans	8,080,585
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	17,402,586

(5)	Cash, Cash Equivalents, and Short-Term Investments
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. All of the Company’s funds were invested in cash or cash equivalents at March 31, 2006 and December 31, 2005.
(6)	Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2006 and 2005, the weighted average common shares used to compute basic and diluted net loss per common share totaled 58,270,138 and 57,655,886, respectively. Securities convertible into common stock comprised of stock options, shares of common stock reserved for issuance upon conversion of the Notes and unvested shares of restricted common stock totaling 15,770,680 and 15,033,552 shares at March 31, 2006 and 2005, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.
(7)	Income Taxes
     The Company did not incur tax expense (benefit) during the three month periods ended March 31, 2006 and 2005, due to operating losses and the related increase in the valuation allowance.
(8)	Entity-Wide Geographic Data
     The Company operates in a single business segment that includes research and development of pharmaceutical products. The Company’s revenues are primarily derived from GlaxoSmithKline plc, (“GSK”), and Schering-Plough Corporation and Schering-Plough, Ltd., collectively referred to as “Schering-Plough.” Each of these entities represents a significant percentage of total revenues. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Entities:
GSK	$3,239	$2,346
Schering-Plough	322	140

Total	$3,561	$2,486

(9)	Long-Term Debt
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
(10)	Share-Based Payment
     The Company has share-based awards outstanding under five different plans as follows:
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
     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 118,383 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1992 Plan.
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 755,365 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.

     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 449,676 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 6,711,965 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB25. Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of FAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     As a result of adopting FAS 123R, the charge to earnings from continuing operations and net earnings related to stock option grants for the three months ended March 31, 2006 was $1,623,000. The impact of adopting FAS 123R on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.03 per share.
     The following table illustrates the effect on net earnings and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended
(In thousands, except per share amounts)	March 31, 2005
Net loss, as reported	$(17,443)
Add: Total stock-based employee compensation expense included in reported net loss	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,018)

Pro forma net loss	$(18,448)

Loss per share:
As reported, basic and diluted	$(.30)

Pro forma, basic and diluted	$(.32)

     Compensation expense related to all share-based awards during the three months ended March 31, 2006 was $2,087,000, of which $1,623,000 related to stock options resulting from the adoption of FAS 123R and $464,000 related to nonvested shares of the Company’s common stock. During the three months ended March 31, 2005, compensation expense related to the Company’s share-based awards was $61,000, which primarily related to nonvested shares.
     Cash received from stock options exercised during the three months ended March 31, 2006 and 2005 was $419,000 and $261,000, respectively.
     The fair value of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed over the vesting life of the stock options using the straight-line method. Expected volatility is based on an average of (i) historical volatility of the Company’s stock, (ii) implied volatility from the Company’s convertible debt and (iii) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond for the month during which the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.
     The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	4.2%
Expected volatility	64.4%	69.3%
Expected life in years	4.0	4.9
     A summary of the Company’s stock option activity for the three months ended March 31, 2006 was as follows:

		Weighted	Weighted Average	Aggregate
	Stock	Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding at December 31, 2005	5,340,142	$8.07	6.63
Grants	512,958	$8.85
Forfeited or expired	(46,081)	$9.85
Exercises	(96,614)	$4.34

Outstanding at March 31, 2006	5,710,405	$8.18	6.75	$2,050
Vested and expected to vest in the future at March 31, 2006	5,666,262	$8.17	0.46	$2,050
Exercisable at March 31, 2006	3,886,054	$7.38	5.70	$2,000
Available for grant at March 31, 2006	2,370,180
     The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.67 and $6.62, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $420,000 and $294,000, respectively.

     The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2006 and 2005 was $8.85 and $10.86, respectively. A summary of the Company’s nonvested shares activity for the three months ended March 31, 2006 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2005	441,923	$8.60
Activity during quarter ended March 31, 2006
Grants	436,659	$8.85
Vested	(127,438)	$2.84
Forfeited	(12,870)	$11.22

Nonvested at March 31, 2006	738,274	$9.69
     At March 31, 2006, there was $15.4 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which $9.3 million relates to stock options expected to be recognized over a weighted-average period of 1.9 years, and $6.1 million relates to nonvested shares expected to be recognized over a weighted average period of 2.1 years.
(11)	Commitments and Contingencies
(a)	Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.
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

Item 2.
ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2006, and March 31, 2005
OVERVIEW
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: unexpected delays in regulatory approval of Thelin™ (sitaxsentan sodium) and Encysive’s other products under development; the results of clinical trials with respect to products under development; the availability of sufficient funds to continue research and development efforts and the commercialization of Thelin™ and Encysive’s other products; reduced estimates of patient populations; the impact of reimbursement policies and governmental regulation of prices; the scope of Encysive’s patents and challenges by others of the scope of Encysive’s patents; the ability of Encysive to attract and retain qualified personnel; the impact of competitive products; the impact of strategic relationships among our competitors; the breadth of approved labeling for approved products; reimbursement policies and government regulation of prices; the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing Encysive such as those set forth in “Item 1A – Risk Factors” below.
     You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described in “Business,” “Risk Factors,’’ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.
     All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date hereof.
     As used in this Form 10-Q, the words “we,” “our,” “us,” “Encysive,” and the “Company” refer to Encysive Pharmaceuticals Inc., its predecessors and subsidiaries, except as otherwise specified. This Form 10-Q may contain trademarks and service marks of other companies.

     Encysive Pharmaceuticals is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of Heparin-Induced Thrombocytopenia, or HIT, that is marketed by GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist that has successfully completed pivotal Phase III clinical trials for the treatment of pulmonary arterial hypertension, or PAH. In March 2006, we received a complete response from the FDA which indicated that Thelin™ (sitaxsentan sodium) is approvable, which we refer to elsewhere as the “Approvable Letter”. In the Approvable Letter, the FDA identified several concerns and observations that need to be resolved before the drug can be approved, including a request for additional clinical trial work. We are currently in discussions with the FDA to better understand the agency’s concerns and observations, with the objective of preparing a complete written response to the agency as quickly as possible. We also have regulatory applications under review by the European Agency for the Evaluation of Medicinal Products, or EMEA, and regulatory authorities in Australia and Canada. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. Orphan drug designation grants exclusivity to Thelin™ for seven years in the U.S., however we anticipate that patent protection for Thelin may extend beyond expiration of orphan drug exclusivity. In the European Union, orphan drug designation grants exclusivity for ten years..
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
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     In early 2005, we completed the pivotal Phase III clinical trials of Thelin™, an oral small molecule for the treatment of PAH and we subsequently submitted a New Drug Application, or NDA, in May 2005 which was accepted as filed on July 23, 2005, under a standard review classification. The FDA Prescription Drug User Fee Act (PDUFA) target action date for Thelin™ was March 24, 2006, at which time we received an Approvable Letter, as discussed above. The Approvable Letter contained concerns and observations that must be satisfied prior to achieving approval, including a request for additional clinical trial work. We are working in close collaboration with the FDA to address their concerns and questions. Until these discussions are completed, we are unable to estimate the ultimate timing of final approval or the scope of any additional submissions to the FDA.
     We have retained worldwide rights to Thelin™ and have announced our intention to market and sell Thelin™ ourselves in North America and Europe. In anticipation of receiving regulatory approval to market Thelin™, we have made preparations for commercial launch in 2006. During 2005, we significantly increased our staff, hiring a field sales force, marketing staff and other key personnel.
Argatroban
     Argatroban, licensed from Mitsubishi Pharma Corporation (“Mitsubishi”) and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing percutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and had Hatch-Waxman market exclusivity in the U.S. until June 2005. We have access to a formulation patent, which expires in 2014, and a process patent that expires in 2017. We are not aware of any regulatory submissions by other parties for generic compounds which could compete with Argatroban. In the three months ended March 31, 2006, Encysive earned royalties from the sales of Argatroban totaling $3.2 million.

Other Development Programs
     Our research and development programs include plans to develop oral Thelin™ more broadly in PAH and to explore indications beyond PAH. We have initiated a trial for Thelin™ as a treatment for diastolic heart failure. In addition, we began a dose-ranging study in patients with diagnosed resistant hypertension with TBC3711, a more potent and selective endothelin-A, or ETA, receptor antagonist with an improved metabolic profile, pre-clinically. On March 23, 2006, however, the TBC3711 clinical studies were placed on clinical hold due to an unusual finding following dosing with intravenous TBC3711 in a single rat that had displayed abnormalities at baseline. The delay follows a standard 30-day review process associated with the Investigational New Drug application for the intravenous form of TBC3711. The FDA believes, and we agree, that it requires further review before proceeding with patient dosing. All clinical testing with TBC3711, including the oral and intravenous formulations, has been suspended. We are working with the FDA to resolve this issue as quickly as possible.
     In addition to Thelin™, TBC3711 and Argatroban, we have a number of projects in late preclinical development. The Company’s next clinical candidates may be an intravenous or oral vasoactive antagonist or an oral antagonist for an inflammatory disease target. It is anticipated that we may submit two Investigational New Drug Applications this year.
     In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization in an arrangement referred to as the “Restructuring.” As a result, we are no longer funding any drug development activities at Revotar. For additional information about the Restructuring, see Note 2(b) to the consolidated financial statements included herein.
     We have entered into a worldwide research collaboration and license agreement with Schering-Plough, to discover, develop and commercialize VLA-4 antagonists. In March 2005, the initiation of clinical studies for TBC4746, an oral VLA-4 antagonist, by Schering-Plough triggered a milestone payment to us. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis.
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
Critical Accounting Policies
Revenue Recognition
•	We recognize royalty revenue as a licensee sells products and we have received sufficient information to record a receivable. Our royalty revenue is based on net sales of product, that is, sales net of discounts, returns and allowances. Argatroban is licensed to GSK, which distributes and sells the product, and from which we receive a quarterly royalty payment. At the time of each payment, GSK provides us with limited quarterly data related to the product’s gross sales, sales returns, discounts and allowances. While we are informed of the amount of product returns recorded each quarter, we do not have information necessary to identify the period or periods to which such returns correspond. We believe that substantially all discounts and allowances pertain

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
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At March 31, 2006, remaining deferred revenue was approximately $2.2 million, of which we expect to recognize approximately $1.3 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Stock Options
     At March 31, 2006, the Company had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to

January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $1,623,000, or $0.03 per share basic and diluted for the three months ended March 31, 2006 arising from unvested stock options. See Note 10 to the consolidated financial statements for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At March 31, 2006, we had $2.5 million of capitalized inventory costs.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date to the date that we have the ability to call the debt.
Results of Operations
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year and we anticipate that such fluctuations, which are largely attributable to varying research and development commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing, commercialization expenses related to Thelin™ and regulatory compliance. We have sustained net losses of approximately $343.0 million from the date of our inception to March 31, 2006. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock, the sale of Notes and several collaborative agreements with third parties to jointly pursue product research and development. See “Liquidity and Capital Resources” below. See also Item IA – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A – Risk Factors, in this Form 10-Q.

Three month periods ended March 31, 2006 and 2005
Revenues
     Total revenues increased $1.1 million in the three months ended March 31, 2006, compared with the three months ended March 31, 2005. This increase is primarily due to an increase of $0.9 million in royalties earned on sales of Argatroban by GSK due to higher sales of Argatroban. License fees and milestones revenue increased $0.2 million in the three months ended March 31, 2006, reflecting the amortization of the receipt of a milestone payment from Schering-Plough received in March 2005. As discussed above, regulatory approval of Thelin™ in the U.S. has been delayed, pending satisfaction of concerns and observations made by the FDA in the Approvable Letter. Since the outcome of regulatory filings for Thelin™ in the U.S., Europe, Canada and Australia is uncertain, we do not anticipate providing specific financial guidance for 2006.
Research and Development Expense
     Research and development expense increased $2.1 million in the three months ended March 31, 2006, compared with the three months ended March 31, 2005. Research and development expense in the three months ended March 31, 2006, included incremental share-based compensation expense of $0.9 million, resulting from our adoption of FAS 123R on January 1, 2006. We have also increased staff, primarily in the medical affairs and drug safety functions, in preparation for commercialization of Thelin™.
Sales and Marketing Expense
     Sales and marketing expense increased $8.7 million in the three months ended March 31, 2006, compared with the three months ended March 31, 2005, as we prepared for the commercial launch of Thelin™, assuming that we will receive regulatory approval. The increase is primarily due to costs associated with preparation for the potential commercial launch of Thelin™, including the addition of a U.S. sales force, and accompanying expenses for training activities, and a vice president of sales. Sales and marketing expense also included incremental share-based compensation expense of $0.4 million, resulting from our adoption of FAS 123R on January 1, 2006.
General and Administrative Expense
     General and administrative expense increased $3.1 million in the three months ended March 31, 2006, compared with the three months ended March 31, 2005. The increase is due to costs associated with building the infrastructure to support the potential commercial launch of Thelin™, including the addition of several key management appointments, such as a chief financial officer, chief operating officer and general counsel. General and administrative expense in the three months ended March 31, 2006, also included incremental share-based compensation expense of $0.7 million due to our adoption of FAS 123R on January 1, 2006.
Total Operating Expenses
     Total operating expenses in the three months ended March 31, 2006, increased $13.9 million compared to the three months ended March 31, 2005, primarily due to Thelin™ pre-commercialization activities discussed above. As previously discussed, regulatory approval of Thelin™ in the U.S. has been delayed, pending satisfaction of concerns and observations made by the FDA in the Approvable Letter. We intend to continue to develop the infrastructure necessary to commercialize Thelin™ should we receive regulatory approval, We expect, accordingly, to continue to incur significant operating expenses, including research and development expenses, sales and marketing expenses and general and administrative expenses, for the remainder of 2006.

Operating Loss
     Operating loss in the three months ended March 31, 2006, increased $12.9 million compared with the three months ended March 31, 2005, due to increased operating expenses in the three months ended March 31, 2006. The effect of increased operating expenses was partially offset by increased royalty revenues during the three months ended March 31, 2006.
Interest Expense
     Interest expense of $1.0 million and $0.2 million in the three month periods ended March 31, 2006 and 2005, respectively, is primarily due to the issuance of the Notes.
Investment Income
     Investment income in the three month period ended March 31, 2006, increased approximately $0.7 million as we invested proceeds received upon issuance of the Notes in March 2005.
Loss on discontinued operations
     The results of Revotar in the three months ended March 31, 2005 have been reclassified as discontinued operations as a result of the Restructuring.
Liquidity and Capital Resources
     We have financed our research and development activities and other operations primarily through public and private offerings of our Common Stock and the Notes and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban.
     Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $100.5 million at March 31, 2006, compared with $127.9 million at December 31, 2005. We used $26.4 million in cash in continuing operations during the three months ended March 31, 2006, compared to $11.4 million during the three months ended March 31, 2005. Cash used in discontinued operations was $0.1 million in the three months ended March 31, 2005. In March 2005, we received a $2 million milestone payment from Schering Plough which is included in deferred revenue at March 31, 2005. The primary operating uses of cash in the 2006 and 2005 periods were to fund our general operating expenses and the ongoing research and development programs, as well as preparations for the commercialization of Thelin, partially offset by cash received from investment income and milestone payments.
     Investing activities are primarily comprised of purchases of equipment and leasehold improvements, and of our investments in debt securities. Cash is generated from investing activities when marketable securities mature and the resulting cash is utilized primarily to fund operating activities. Purchases of equipment and leasehold improvements were $1.4 million and $1.1 million in the three months ended March 31, 2006 and 2005, respectively. There were no purchases or maturities of investments in debt securities during the three months ended March 31, 2006 as all of our funds were in cash or cash equivalents at March 31, 2006 and December 31, 2005. Cash used in investing activities during the three months ended March 31, 2006, was primarily comprised of the investment of funds received from our sale of Notes in March 2005.
     Cash provided by financing activities of $0.4 million during the three months ended March 31, 2006 was comprised of proceeds of employee stock option exercises. Cash provided by financing activities in the three months ended March 31, 2005, included net proceeds of $125.3 million from the sale of the Notes in March 2005 and approximately $0.3 million in proceeds from the exercise of employee stock options.
Material Commitments
     Our material contractual obligations are comprised of (i) amounts borrowed through the issuance of the Notes, (ii) obligations under our operating lease agreements and (iii) a contingent obligation to pay the other party to a research agreement a termination fee in the event that we elect to terminate the project prior to completion. In addition, we have signed a long-term purchase agreement for the manufacturing and supply of Thelin™; however, our obligations under the agreement are contingent upon receiving regulatory approval for the marketing of Thelin™ in the U.S.
     As of March 31, 2006, the Company had contractual obligations as follows (dollars in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	years
Long-term debt	$130,000	$—	$—	$—	$130,000
Operating leases	3,188	1,812	1,376	—	—
Purchase obligations	211	211	—	—	—

Total	$133,399	$2,023	$1,376	$—	$130,000
Outlook for 2006
     We believe royalty revenues in 2006 will be comparable to 2005. We anticipate that our operating expenses will be significant in 2006. We have incurred and expect to incur significant expenses related to establishing a sales organization in the U.S. and Europe, marketing and training expenses as well as commercialization-related activities and expenses, in anticipation of receiving regulatory approval of Thelin™. We intend to enroll patients in additional clinical trials of Thelin™ for other indications, and have announced plans to initiate a combination clinical trial involving Thelin™ and a PDE5 compound. As previously discussed, we have initiated a phase II dose-ranging clinical trial for TBC3711, and are assuming that the issue which resulted in placing such trials on clinical hold can be resolved. We also intend to continue development work of compounds in our research pipeline. Since the outcomes of regulatory filings for Thelin™ in the U.S., Europe, Canada and Australia are uncertain, we do not anticipate providing specific financial guidance for 2006.
Longer-Term Outlook
     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will significantly increase in subsequent years because:
•	In anticipation of receiving regulatory approval for Thelin™, we have incurred and will incur significant commercialization expenses. These costs include:
–	market research;

–	hiring a general counsel, vice president of sales, chief financial officer, chief operating officer and other key staff personnel;

–	hiring a marketing and field sales force in the U.S., Canada and Europe;

–	establishing appropriate infrastructure to support the field sales force;

–	preparation and production of educational and promotional materials;

–	engaging an advertising agency to support our product promotion;

–	hiring personnel and engaging third party support to administer reimbursement from government and private third-party payers; and

–	establishing manufacturing, warehousing and distribution processes for our products.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for our ongoing long-term safety study of Thelin™, for clinical trials in additional indications for

Thelin™ and for clinical trials related to additional compounds. These costs include:
–	hiring personnel to direct and carry out all operations related to clinical trials;

–	hospital and procedural costs;

–	services of a contract research organization; and

–	purchasing and formulating large quantities of the compound to be used in such trials.
     We will require substantial additional spending to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. Estimates of our future capital requirements will depend on many factors, including:
•	expenses and risks associated with clinical trials to expand the indications for Thelin™;

•	regulatory approval of Thelin™, including breadth of approved label;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of these programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	increased administrative costs and costs to commercialize our products as our products are further developed and marketed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective commercialization activities and arrangements.
     Without considering revenues from Thelin™, if it receives regulatory approval, we anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements through 2006. As the outcome of our regulatory filings with the FDA and other regulatory authorities is uncertain, we are unable to project revenues for Thelin™. Even if we receive regulatory approval to market Thelin™, significant uncertainties with respect to the market acceptance of Thelin™ and reimbursement policies of third party payers could materially affect any revenue projections. If future revenues are insufficient to fund the levels of investment in research and development and sales and marketing that are necessary to reach our long-term goals, we could continue to incur operating losses and may need to seek additional funding through public or private equity, debt financings, bank debt, or, if we choose to do so, collaborative arrangements. As we assess the options regarding the worldwide marketing of Thelin™, we will also continue to review the possibility of licensing rights to Thelin™ outside of North America and Europe.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.
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
Item 1A. Risk Factors
Unless we receive regulatory approval for Thelin™, we will not be able to achieve profitability for the foreseeable future.
     In November 2000, we began to market our first product, Argatroban, through our agreement with GSK. However, the royalties produced to date by Argatroban have not made us profitable. To date, the majority of our resources have been dedicated to the research and development of Argatroban, Thelin™ and other small molecule drugs for certain vascular and related inflammatory diseases. We do not have any drug candidates that are likely to be commercialized in the near future other than Thelin™. On March 24, 2006, we received the Approvable Letter from the FDA for Thelin™, which is under review for the treatment of PAH. The Approvable Letter contained concerns and observations that must be satisfied prior to achieving approval, including a request for additional clinical trial work. We will work in close collaboration with the FDA to address their concerns and questions. Until these discussions are completed, we are unable to estimate the ultimate timing of final approval or the scope of any additional submissions to the FDA. The receipt of the approvable letter has delayed our anticipated commercialization of Thelin™, and we will continue to incur significant personnel and other costs, including costs related to any additional FDA submissions.
     The commercial applications of our product candidates will require further investments in research, development, preclinical and clinical testing and regulatory approvals, both foreign and domestic. We cannot assure you that we will be able to develop, produce at reasonable cost, achieve regulatory approval, or market successfully, any of our product candidates. Further, these product candidates may need to be delivered by means other than orally, such as intravenous or inhalation, which may prevent or limit their commercial use. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban and Thelin™, or the use of our products in new indications, may not be commercially available for a number of years, if at all, and we cannot assure you that any successfully developed products will generate significant revenues or that we will ever be profitable.
     We have a history of losses and we may never become profitable.
     We have been unprofitable to date. As the outcome of our regulatory filings with the FDA and other regulatory authorities is uncertain, we are unable to project revenues for Thelin™. Even if we receive regulatory approval to market Thelin™, significant uncertainties with respect to the market acceptance of Thelin™ and reimbursement policies of third party payers could materially affect any revenue projections. Accordingly, we could continue to incur operating losses in future quarters as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. At March 31, 2006, we had an accumulated deficit of approximately $343.0 million, and for the fiscal years ended December 31, 2005, 2004 and 2003 we have incurred net losses of approximately $74.9 million, $54.7 million and, $35.3 million, respectively. If we do not become profitable, we may require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.
If we are unable to raise additional capital if needed, we will be unable to conduct our operations and develop our potential products.
     We have financed our research and development activities and other operations primarily through private placements and public offerings of our common stock and convertible debt and from funds received through our development and funding collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. In March 2005, we issued $130 million of 2.50% Convertible Senior Notes due 2012 (the “Notes”) and realized net proceeds of approximately $125.3 million. Issuance of the Notes created an obligation to pay interest payments in cash of $1.6 million on a semi-annual basis and an obligation for repayment of the principal in 2012, unless the Notes are converted into common stock pursuant to their terms. As of March 31, 2006, we had cash and cash equivalents totaling approximately $100.5 million.
     We expect to continue to incur substantial research and development expenditures as we research and develop biopharmaceutical products for the prevention and treatment of diseases. We also anticipate that our operating expenses will increase in subsequent years because:
•	We have incurred and will continue to incur significant commercialization expenses for Thelin™. These costs include:
–	market research,

–	hiring a chief financial officer, chief operating officer, general counsel, vice president of sales, and other key staff personnel,

–	hiring a marketing and field sales force in the U.S., Canada and Europe;

–	establishing appropriate infrastructure to support the field sales force;

–	preparation and production of educational and promotional materials;

–	engaging an advertising agency to support our product promotion;

–	hiring personnel and engaging third party support to administer reimbursement from government and private third-party payers; and

–	establishing manufacturing, warehousing and distribution processes for our products.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for our ongoing long-term safety study of Thelin™, for clinical trials in additional indications for Thelin™ and for clinical trials related to additional compounds. These costs include:
–	hiring personnel to direct and carry out all operations related to clinical trials;

–	hospital and procedural costs;

–	services of a contract research organization; and

–	purchasing and formulating large quantities of the compound to be used in such trials.
     As the outcome of our regulatory filings with the FDA and other regulatory authorities is uncertain, we are unable to project revenues for Thelin™. Even if we receive regulatory approval to market Thelin™, significant uncertainties with respect to the market acceptance of Thelin™ and reimbursement policies of third party payers could materially affect any revenue projections. Accordingly, we could continue to incur operating losses in future quarters as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. Estimates of our future capital requirements will depend on many factors, including:
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
     Without considering revenues from Thelin™, if approved, we anticipate that our existing capital resources and other revenue sources should be sufficient to fund our cash requirements through 2006. We could seek additional funding through public or private equity or debt financings, including utilizing our effective shelf registration statement, through collaborative arrangements and/or through bank debt. We cannot assure you that such additional funding will be available on acceptable terms, or that we will choose any of these alternatives. We intend to commercialize Thelin™ in North America and Europe through our own specialty sales force, but are still evaluating alternative commercialization strategies for the rest of the world. If we decided to market Thelin™ throughout the rest of the world, we could incur significant additional expenses. Our strategy for managing our capital requirements may include seeking to license rights to Thelin™ for select markets, while retaining North American and European rights. We cannot assure you that any such licensing arrangements will be available on acceptable terms, or that we will choose this approach. As we review our research and development programs, we may also consider various measures to reduce our costs in order to effectively utilize our capital resources. These measures may include scaling back, delaying or terminating one or more research or development programs, curtailing capital expenditures or reducing business development and other operating activities. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable.
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
     Should we receive regulatory approval, we will have significant competition from other companies for Thelin™ for the treatment of PAH. These include:
•	A number of companies have endothelin receptor antagonists, or ETRA, compounds either on the market, or in clinical development.
–	Actelion Ltd., a biotechnology company located in Switzerland, markets Tracleer® (bosentan) an oral compound for the treatment of PAH in the United States, Europe, Japan and other countries and they continue to develop bosenatan for other indications. Actelion’s compound, bosentan, will compete directly with Thelin™.

–	Myogen, Inc. is evaluating ambrisentan, an oral endothelin receptor antagonist, in PAH and has announced that it intends to file an NDA with the FDA in the fourth quarter of 2006. GSK has the right to market ambrisentan in all territories outside the U.S. If Myogen’s compound receives regulatory approval, it will compete directly with Thelin™.

–	Abbott Laboratories is developing atrasentan for treatment of cancer and we cannot assure you that it will not compete with Thelin™.

–	Speedel is developing SPP301, which started Phase III clinical development for diabetic nephropathy in July 2005.
•	In addition to ETRA compounds, other agents are being marketed or developed for the treatment of PAH.

–	Pfizer Inc. markets Revatio™ (sildenafil citrate) in PAH for patients in WHO Group I. We believe that phosphodiesterase type-5 inhibitors such as Revatio™ may be used as first-line therapy and as additive or combination therapy with endothelin antagonists.

–	Myogen markets Flolan® (epoprostenol), a vasodilator requiring continuous infusion through a central venous catheter and special infusion pump in the U.S. Outside the U.S., Flolan is marketed by GSK. Flolan is costly, is associated with significant adverse events including those related to its delivery, and is typically reserved by clinicians for patients with the most severe symptoms, WHO functional class IV status.

–	CoTherix, Inc. markets Ventavis® (iloprost), an inhalation solution for the treatment of PAH in WHO Group I, patients with NYHA Class III or IV symptoms in the U.S. Ventavis® is marketed outside the U.S. by Schering, A.G. or one of its subsidiaries. During clinical trials, Ventavis® was administered six to nine times a day.

–	United Therapeutics Corporation markets Remodulin® (treprostinil sodium injection), a prostaglandin analog that is required to be administered subcutaneously or intravenously through an infusion pump, and is also being studied for potential use through inhalation
     We have significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:
•	Refludan®, which was approved by the FDA in 1997 for the treatment of HIT;

•	Orgaran®, which is a low molecular weight heparinoid that has been approved for the treatment of deep vein thrombosis, but is believed to be used without an approved indication (“off-label”) for the treatment of HIT in the U.S.; and

•	Angiomax®, which is approved for use in the U.S. as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty and for the treatment of HIT.
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

ENCYSIVE PHARMACEUTICALS INC.
May 10, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 2006.

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