Form 10-Q
period 2006-06-30
ENCYSIVE PHARMACEUTICALS INC
filed 2006-08-09
CIK 887023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2006
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

Class	Outstanding at July 31, 2006

Common stock, $0.005 par value	59,255,103

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$65,443	$127,913
Short-term investments	9,974	—
Accounts receivable	3,391	5,337
Other current receivables	40	139
Inventory	2,526	2,183
Prepaids	1,634	1,677

Total current assets	83,008	137,249
Equipment and leasehold improvements, net	6,006	4,942
Deferred debt origination costs, net of accumulated amortization of $867 and $538	3,796	4,125
Intangible assets, net of accumulated amortization of $632 and $580	334	386

Total assets	$93,144	$146,702

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$4,680	$3,218
Accrued expenses	20,696	21,645
Deferred revenue	1,288	1,288

Total current liabilities	26,664	26,151
Deferred revenue	642	1,286
Long-term debt	130,000	130,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $.005 per share. 5,000,000 Shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. 150,000,000 shares authorized. At June 30, 2006, 59,460,176 shares issued, 59,247,176 outstanding; at December 31, 2005, 58,869,398 shares issued, 58,656,398 shares outstanding	297	294
Additional paid-in capital	313,639	306,402
Deferred compensation expense	(5,493)	(2,834)
Treasury stock, 213,000 shares at June 30, 2006 and December 31, 2005	(1,602)	(1,602)
Accumulated deficit	(371,003)	(312,995)

Total stockholders’ deficit	(64,162)	(10,735)

Total liabilities and stockholders’ deficit	$93,144	$146,702

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Royalty income	$3,340	$2,654	$6,579	$5,000
License fee and milestones	322	322	644	462

Total Revenues	3,662	2,976	7,223	5,462

Expenses:
Research and development	14,676	17,366	33,055	33,681
Sales and marketing	11,767	3,263	21,603	4,380
General and administrative	5,364	3,605	11,106	6,199

Total expenses	31,807	24,234	65,764	44,260

Operating loss	(28,145)	(21,258)	(58,541)	(38,798)
Investment income	1,085	1,339	2,384	1,933
Interest expense	(978)	(976)	(1,958)	(1,147)

Loss from continuing operations	(28,038)	(20,895)	(58,115)	(38,012)
Income from discontinued operations	—	1,661	—	1,335

Loss before cumulative effect of change in accounting principle	$(28,038)	(19,234)	(58,115)	(36,677)
Cumulative effect of change in accounting principle	—	—	107	—

Net loss applicable to common shares	$(28,038)	$(19,234)	$(58,008)	$(36,677)

Other comprehensive income:
Reclassification adjustment for gains included in net loss	—	(222)	—	(189)

Comprehensive loss	$(28,038)	$(19,456)	$(58,008)	$(36,866)

Loss per share:
Continuing operations, basic and diluted	$(0.48)	$(0.33)	$(0.99)	$(0.63)

Weighted average common shares used To compute net loss per share basic And diluted	58,464,618	57,895,298	58,367,915	57,776,253

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005 (Revised)
Cash flows from operating activities:
Net loss	$(58,008)	$(36,677)
Adjustments to reconcile net loss to cash used In operating activities:
Income from discontinued operations	—	(1,335)
Depreciation and amortization	499	494
Expenses paid with stock	50	616
Share-based compensation expense	4,101	111
Amortization of debt issue costs	329	203
Loss on disposition of fixed assets	33	7
Change in interest receivable included in short-term investments	—	(249)
Changes in operating assets and liabilities:
Accounts receivable	1,946	1,952
Inventory	(343)	—
Prepaids	43	(426)
Other current receivables	99	117
Accounts payable and accrued expenses	513	4,681
Deferred revenue	(644)	1,538

Net cash used in operating activities	(51,382)	(28,968)
Net cash used in discontinued operation	—	(603)

Net cash used in operating activities	(51,382)	(29,571)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,544)	(1,473)
Purchases of investments	(9,974)	(73,274)
Maturity of investments	—	51,261

Net cash used in investing activities	(11,518)	(23,486)

Cash flows from financing activities:
Borrowing of long-term debt	—	130,000
Debt issue costs	—	(4,663)
Proceeds from option exercises	430	456

Net cash provided by financing activities	430	125,793

Effect of exchange rate changes on cash	—	(52)

Net (decrease) increase in cash and cash equivalents	(62,470)	72,684
Cash and cash equivalents at beginning of period	127,913	46,130

Cash and cash equivalents at end of period	$65,443	$118,814

Supplemental schedule of cash flow information:
Interest paid	1,625	6
See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (unaudited)
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Encysive”) have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for any other interim period, or for the year ending December 31, 2006.
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
(b) Basis of Consolidation
      The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation; Encysive, L.P. (“ELP”), a Delaware limited partnership; EP-ET, LLC, a Delaware limited liability company; and Encysive (UK) Limited, a private company located in the United Kingdom (UK). The Company’s consolidated financial statements for the year ended December 31, 2005, and those related to prior year periods included in this Quarterly Report on Form 10-Q also included Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, which was a majority-owned subsidiary until May 2005. In May 2005, the Company and the other shareholders of Revotar consummated a restructuring (the “Restructuring”) whereby the Company’s ownership of Revotar was divested. Financial statements included in this quarterly report on Form 10-Q for prior-year periods have been reclassified to reflect the Restructuring, and report the results of Revotar under the caption “Income from discontinued operations.”

(c) Share-Based Payment
      At June 30, 2006, the Company had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $1,343,000 and $2,966,000, or $0.02 and $0.05 per share basic and diluted for the three month and six month periods ended June 30, 2006, respectively. See Note 10 for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
      Prior to the Company’s adoption of FAS 123R, if unvested shares of common stock were forfeited, the Company reversed any compensation expense that it had previously recorded on those shares at the time of forfeiture. Upon the adoption of FAS 123R, the Company will adjust the amount of expense recorded each period, based upon its estimate of future forfeitures. The cumulative effect of estimating future forfeitures of unvested common shares granted before January 1, 2006 was $107,000, which is reported as a cumulative effect of change in accounting principle during the six months ended June 30, 2006.
(d) Debt Issue Costs
      The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $4,663,000 related to the issuance of its 2.50% Convertible Senior Notes due 2012 (the “Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Notes through the date that the Company has the ability to call the Notes, March 20, 2010. Interest expense in the three months ended June 30, 2006 and 2005, includes approximately $165,000 and $166,000, respectively, in amortized debt issue costs. Interest expense in the six months ended June 30, 2006 and 2005 includes amortized debt issue costs of approximately $329,000 and $203,000, respectively. Remaining unamortized debt issue costs were approximately $3,796,000 at June 30, 2006. For additional information about the Notes, see Note 9.
(e) Use of Estimates
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles Actual results could differ from these estimates.
(f) Reclassifications
      As discussed above in Note 2(b), prior period financial statements have been reclassified to reflect discontinued operations and to conform to current-year presentation with no effect on net loss or stockholders’ equity previously reported. The Statement of Cash Flows for the six months ended June 30, 2005 has been revised to conform to current-year presentation of cash used in discontinued operations.

(3) Inventory
     Based on management’s judgment of probable future commercial use and net realizable value, costs related to the production of work-in-process inventory of Thelin™ have been capitalized as inventory. The Company could be required to expense these costs upon a change in such judgment due to a denial or significant delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.
(4) Capital Stock
     In March 2005, the Company issued the Notes in the principal amount of $130,000,000. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Notes, see Note 9. The Company has reserved Common Stock for issuance as of June 30, 2006, as follows:

Stock option plans	7,958,293
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	17,280,294

(5) Cash, Cash Equivalents, and Short-Term Investments
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. All of the Company’s funds were invested in cash or cash equivalents at December 31, 2005. Investments at June 30, 2006 were as follows:

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate commercial paper and loan participations	$9,865	$107	$—	$9,972

Total short-term held-to-maturity Investments	$9,865	$107	$—	$9,972

(6) Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period.
     Securities convertible into common stock comprised of stock options, shares of common stock reserved for issuance upon conversion of the Notes and unvested shares of restricted common stock totaling 15,849,804 and 15,110,860 shares at June 30, 2006 and 2005, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.
(7) Income Taxes
     The Company did not incur tax expense (benefit) during the three and six month periods ended June 30, 2006 and 2005, due to operating losses and the related increase in the valuation allowance.

(8) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes research and development of pharmaceutical products. The Company’s revenues are primarily derived from GlaxoSmithKline plc, (“GSK”), and Schering-Plough Corporation and Schering-Plough, Ltd. (collectively referred to as “Schering-Plough”). Each of these entities represents a significant percentage of total revenues. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Entities:
GSK	$3,340	$2,654	$6,579	$5,000
Schering-Plough	322	322	644	462

Total	$3,662	$2,976	$7,223	$5,462

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
(10) Share-Based Payment
     The Company has share-based awards outstanding under five different plans as follows:
     The Amended and Restated 1990 Incentive Stock Option Plan (“1990 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 43,750 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1990 Plan.
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

     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 747,533 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 441,000 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 6,607,627 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. Beginning in the second quarter of 2006, the Company granted restricted stock units to its international employees. Grants of restricted stock units vest in a manner similar to grants of restricted common stock, and can be settled upon vesting with either shares of common stock or cash, at the sole discretion of the Company.
     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB25. Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of FAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     As a result of adopting FAS 123R, the charge to earnings from continuing operations and net earnings related to stock option grants for the three and six months ended June 30, 2006 was $1,343,000 and $2,966,000, respectively. The impact of adopting FAS 123R on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.05 per share, respectively.
     The following table illustrates the effect on net earnings and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share amounts)	June 30, 2005	June 30, 2005
Net loss, as reported	$(19,234)	$(36,677)
Add: Total stock-based employee compensation expense included in reported net loss	25	38
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,392)	(2,416)

Pro forma net loss	$(20,601)	$(39,055)

Loss per share:
As reported, basic and diluted	$(0.33)	$(0.63)

Pro forma, basic and diluted	$(0.36)	$(0.68)

     Compensation expense related to all share-based awards during the three months ended June 30, 2006 was $2,015,000, of which $1,343,000 related to stock options resulting from the adoption of FAS 123R and $672,000 related to unvested shares of restricted common stock. Compensation expense related to all share-based awards during the six months ended June 30, 2006 was $4,208,000, of which $2,966,000 related to stock options resulting from the adoption of FAS 123R and $1,242,000 related to unvested shares of restricted common stock. During the three and six months ended June 30, 2005, compensation expense related to the Company’s share-based awards was $25,000 and $38,000, respectively, which primarily related to nonvested shares.
     Cash received from stock options exercised during the three months ended June 30, 2006 and 2005 was $10,000 and $195,000, respectively. Cash received from stock options exercised during the six months ended June 30, 2006 and 2005 was $430,000 and $456,000, respectively.
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
     The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.1%	3.8%	4.7%	4.1%
Expected volatility	71.8%	59.8%	64.9%	67.8%
Expected life in years	4.0	4.9	3.9	4.9

     A summary of the Company’s stock option activity for the three and six months ended June 30, 2006 was as follows:

		Weighted	Weighted Average	Aggregate
	Stock	Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding
at December 31, 2005	5,340,142	$8.07	6.63
Grants	512,958	$8.85
Forfeited or expired	(46,081)	$9.85
Exercises	(96,614)	$4.34

Outstanding
at March 31, 2006	5,710,405	$8.18	6.75	$2,050
Grants	60,000	$3.57
Forfeited or expired	(44,454)	$8.93
Exercises	(10,833)	$0.93
Outstanding
at June 30, 2006	5,715,118	$8.13	6.39	$5,265
Vested and expected to vest in the future at
June 30 2006	5,677,782	$8.12	0.39	$5,261
Exercisable
at June 30, 2006	3,990,935	$7.40	5.46	$5,099
Available for grant at
June 30, 2006	2,243,175
     The weighted average grant date fair value of options granted and total intrinsic value of options exercised during the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average:
Grant date fair value per option	$2.05	$5.24	$4.34	$6.39
Total intrinsic value of options exercised	$41,000	$402,000	$532,000	$888,000
     The fair value of unvested shares of restricted common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of unvested restricted shares granted during the three months ended June 30, 2006 and 2005 was $3.57 and $9.95, respectively, and during the six months ended June 30, 2006 and 2005 was $8.10 and $10.50, respectively. A summary of the Company’s unvested restricted share activity for the three and six months ended June 30, 2006 was as follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	441,923	$8.60
Activity during quarter ended March 31, 2006
Grants	436,659	$8.85
Vested	(127,438)	$2.84
Forfeited	(12,870)	$11.22

Unvested at March 31, 2006	738,274	$9.69
Activity during quarter ended June 30, 2006
Grants	65,127	$3.57
Vested	(10,000)	7.00
Forfeited	(15,678)	$10.34

Unvested at June 30, 2006	777,723	$9.21

     The fair value of unvested restricted stock units is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of unvested restricted stock units granted during the three months ended June 30, 2006 was $3.86. A summary of the Company’s unvested restricted stock unit activity for the three months ended June 30, 2006 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at March 31, 2006	—	—
Activity during quarter ended June 30, 2006
Grants	34,962	$3.86
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2006	34,962	$3.86
     At June 30, 2006, there was $13.4 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which $7.9 million relates to stock options expected to be recognized over a weighted-average period of 1.5 years, and $5.5 million relates to unvested shares and restricted stock units expected to be recognized over a weighted average period of 2.1 years.
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

Item 2.
ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2006, and June 30, 2005
OVERVIEW
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: additional delays in regulatory approval of Thelin™ (sitaxsentan sodium) in the U.S. and Europe and Encysive’s other products under development; the results of clinical trials with respect to products under development; the availability of sufficient funds to continue research and development efforts and the commercialization of Thelin™ and Encysive’s other products; reduced estimates of patient populations; the impact of reimbursement policies and governmental regulation of prices; the scope of Encysive’s patents and challenges by others of the scope of Encysive’s patents; the ability of Encysive to attract and retain qualified personnel; the impact of competitive products; the impact of strategic relationships among our competitors; the breadth of approved labeling for approved products; the speed with which reimbursement and pricing approvals, and product launches may be achieved; the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing Encysive such as those set forth in “Item 1A – Risk Factors” below.
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
     In addition, we have earlier stage clinical product candidates in development including TBC3711, a next generation endothelin receptor antagonist. As discussed below, all clinical trials of TBC3711 have been suspended and placed on clinical hold while we work with the FDA to resolve an outstanding issue.
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
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     In March 2006, we received a complete response from the FDA which indicated that Thelin™ (sitaxsentan sodium) is approvable, which we refer to elsewhere as the “March Approvable Letter”. In the March Approvable Letter, the FDA identified several concerns and observations that needed to be resolved before the drug could be approved, including a request for additional clinical trial work. The FDA accepted for review the Company’s complete response to the concerns and observations noted in the March Approvable Letter, and designated the review as a Class 1 resubmission. A new Prescription Drug User Fee Act (PDUFA) target action date of July 24, 2006 was established. On July 24, 2006 we received a second approvable letter, which we refer to elsewhere as the “July Approvable Letter.” One of the substantive items raised in the March Approvable Letter remains unresolved. The FDA acknowledged that the unresolved item is a matter of judgment and expressed a willingness to consider new arguments to address this remaining item. The FDA again offered the alternative of conducting additional clinical work. We are working closely with the FDA in an attempt to resolve this remaining issue.
     In June 2006, we received a positive opinion recommending approval of Thelin™ from the Committee for Medicinal Products for Human Use, or CHMP, of the European Agency for the Evaluation of Medicinal Products, or EMEA. The CHMP’s positive opinion will be considered by the European Commission, and a final decision regarding marketing approval for Thelin™ is expected within approximately 90 days from the opinion date. The European Commission’s centralized licensing procedure will permit Encysive to market Thelin™ in all 25 member states of the European Union. We anticipate that Thelin™ will be launched first in the United Kingdom and Germany during the fourth quarter of 2006, with subsequent launches in other countries as their national governments approve pricing and reimbursement.
     We also have regulatory applications for Thelin™ under review by regulatory authorities in Australia and Canada. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. Orphan drug designation grants exclusivity to Thelin™ upon product approval for seven years in the U.S., however we anticipate that patent protection for Thelin may extend beyond expiration of orphan drug exclusivity. In the European Union, orphan drug designation grants exclusivity for ten years from product approval.
     We have retained worldwide rights to Thelin™ and have announced our intention to market and sell Thelin™ ourselves in North America and Europe. In anticipation of receiving regulatory approval to market Thelin™, we have made preparations for commercial launch in the U.S. and Europe in 2006.

During 2005, we significantly increased our staff, hiring a U.S. field sales force, marketing staff and other key personnel.
Argatroban
     Argatroban, licensed from Mitsubishi Pharma Corporation (“Mitsubishi”) and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing percutaneous coronary intervention. Argatroban was approved in Canada in 2002 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and had Hatch-Waxman market exclusivity in the U.S. until June 2005. We have access to a formulation patent, which expires in 2014, and a process patent that expires in 2017. We are not aware of any regulatory submissions by other parties for generic compounds which could compete with Argatroban. In the three and six months ended June 30, 2006, Encysive earned royalties from the sales of Argatroban totaling $3.3 million and $6.6 million, respectively.
Other Development Programs
     Our research and development programs include plans to develop oral Thelin™ more broadly in PAH and to explore indications beyond PAH. We have initiated a trial for Thelin™ as a treatment for diastolic heart failure. In addition, we began a dose-ranging study in patients with diagnosed resistant hypertension with TBC3711, a more potent and selective endothelin-A, or ETA, receptor antagonist with an improved metabolic profile, pre-clinically. On March 23, 2006, however, the TBC3711 clinical studies were placed on clinical hold, and all clinical trials have been suspended, due to an unusual finding following dosing with intravenous TBC3711 in a single rat that had displayed abnormalities at baseline. We are continuing to work with the FDA to resolve this issue.
     In addition to Thelin™, TBC3711 and Argatroban, we have a number of projects in late preclinical development. The Company’s next clinical candidates may be an intravenous or oral vasoactive antagonist or an oral antagonist for an inflammatory disease target. It is anticipated that we may submit two Investigational New Drug Applications in 2006.
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

     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At June 30, 2006, remaining deferred revenue was approximately $1.9 million, of which we expect to recognize approximately $1.3 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Share-Based Payments
     At June 30, 2006, the Company had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $1,343,000, or $0.02 per share basic and diluted, and $2,966,000 or $0.05 per share, basic and diluted, for the three months and six months ended June 30, 2006, respectively, arising from unvested stock options. See Note 10 to the consolidated financial statements for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or additional delays of approval by regulatory bodies, additional delays in commercialization, or other potential factors. At June 30, 2006, we had $2.5 million of capitalized inventory costs.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the Notes’ issuance date to the date that we have the ability to call the debt.

Results of Operations
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year and we anticipate that such fluctuations, which are largely attributable to varying research and development and other operating commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing, commercialization expenses related to Thelin™ and regulatory compliance. We have sustained net losses of approximately $371.0 million from the date of our inception to June 30, 2006. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock, the sale of Notes and several collaborative agreements with third parties to jointly pursue product research and development. See “Liquidity and Capital Resources” below. See also Item IA – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A – Risk Factors, in this Form 10-Q.
Three and six month periods ended June 30, 2006 and 2005
Revenues
     Total revenues increased $0.7 million in the three months ended June 30, 2006, compared with the three months ended June 30, 2005. This increase is primarily due to an increase in royalties earned on sales of Argatroban by GSK resulting from higher sales of Argatroban. Total revenues increased $1.8 million in the six months ended June 30, 2006, compared with the six months ended June 30, 2005, primarily due to an increase in royalties earned on higher sales of Argatroban by GSK in the six months ended June 30, 2006. Additionally, license fees and milestones revenue increased $0.2 million in the six months ended June 30, 2006, reflecting the amortization of the receipt of a milestone payment from Schering-Plough received in March 2005. As discussed above, regulatory approval of Thelin™ in the U.S. has been delayed, pending satisfaction of the one substantive item contained in the July Approvable Letter. We are working closely with the FDA to resolve such remaining item, however we cannot assure you that we will be able to do so in the near future. Since the outcome of regulatory filings for Thelin™ in the U.S., Europe, Canada and Australia is uncertain, we do not anticipate providing specific financial guidance for 2006.
Research and Development Expense
     Research and development expense decreased $2.7 million in the three months ended June 30, 2006, compared with the three months ended June 30, 2005. Research and development expense in the three months ended June 30, 2006, included incremental share-based compensation expense of $1.0 million, resulting from our adoption of FAS 123R on January 1, 2006. The decrease in research and development expense in the three months ended June 30, 2006 is primarily due to reduced clinical trial and regulatory activities during the period, compared with the prior year period. Research and development expenses during the three months ended June 30, 2005 included costs associated with the STRIDE-2X and STRIDE-3 clinical trials, costs associated with the preparation of the New Drug Application for Thelin™, or NDA, which was submitted to the FDA in May 2005, and submission of a Marketing Authorization Application for Thelin™ or “MAA” with the EMEA in July 2005.
     Research and development expense decreased $0.6 million in the six months ended June 30, 2006, compared with the six months ended June 30, 2005. Research and development expense in the six months ended June 30, 2006 included incremental share-based compensation expense of $1.9 million, resulting from our adoption of FAS 123R on January 1, 2006. The decrease in research and development expenses in the six months ended June 30, 2006 is primarily due to reduced clinical trial and regulatory activities during the period, compared with the prior year period. As discussed above, research and development expenses during the six months ended June 30, 2005 included costs associated with the STRIDE-2X and STRIDE-3 clinical trials, costs associated with the preparation of the Thelin™ NDA, which was submitted to the FDA in May 2005, and submission of the Thelin™ MAA with the EMEA in July 2005.

Sales and Marketing Expense
     Sales and marketing expense increased $8.5 million and $17.2 million in the three and six months ended June 30, 2006, compared with the three and six months ended June 30, 2005, respectively, as we prepared for the commercial launch of Thelin™, assuming that we will receive regulatory approvals. The increases are primarily due to costs associated with preparation for the potential commercial launch of Thelin™, including the addition of a U.S. sales force, and related sales launch activities. We have also begun to prepare for commercial launch of Thelin™ in Europe, and have added a vice president of European operations, and staff, and are presently in the process of building a European sales force. Sales and marketing expense also included incremental share-based compensation expense of $0.4 million, and $0.8 million in the three and six months ended June 30, 2006, respectively, resulting from our adoption of FAS 123R on January 1, 2006.
General and Administrative Expense
     General and administrative expense increased $1.8 million and $4.9 million in the three and six months ended June 30, 2006, compared with the three and six months ended June 30, 2005, respectively. The increases are due to costs associated with building the infrastructure to support the potential commercial launch of Thelin™, including the addition of several key management appointments, such as a chief financial officer, chief operating officer and general counsel. General and administrative expense in the three and six months ended June 30, 2006, also included incremental share-based compensation expense of $0.6 million and $1.3 million, respectively, resulting from our adoption of FAS 123R on January 1, 2006.
Total Operating Expenses
     Total operating expenses increased $7.6 million and $21.5 million in the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, respectively, primarily due to the Thelin™ pre-commercialization activities discussed above. As previously discussed, regulatory approval of Thelin™ in the U.S. has been delayed, pending satisfaction of one substantive item included in the July Approvable Letter. We intend to continue to develop the infrastructure necessary to commercialize Thelin™ should we receive regulatory approval in the U.S. and Europe. Accordingly, we expect, to continue to incur significant operating expenses for the remainder of 2006. As discussed in “Liquidity and Capital Resources,” below, if we are unable to obtain FDA regulatory approval of Thelin™ in the near future, and if we are not able to secure additional funding, we will not be able to sustain our current levels of operations.
Operating Loss
     Operating loss in the three and six months ended June 30, 2006, increased $6.9 million and $19.7 million, respectively, compared with the three and six months ended June 30, 2005, due to increased operating expenses in current year periods. The effect of increased operating expenses was partially offset by increased royalty revenues during the current year periods.
Interest Expense
     Interest expense in each of the three and six month periods ended June 30, 2006 and 2006, is primarily due to interest payable on the Notes.
Investment Income
     Investment income in the three month period ended June 30, 2006, decreased approximately $0.3 million compared with the three month period ended June 30, 2005, as we had less cash available for investment in the current period. Investment income in the six months ended June 30, 2006 increased approximately $0.5 million, compared with the six months ended June 30, 2005, as we invested proceeds received upon issuance of the Notes in March 2005.

Income from discontinued operations
     The results of Revotar in the three and six months ended June 30, 2005 have been reclassified as discontinued operations as a result of the Restructuring, and are primarily comprised of a gain recorded on the Restructuring.
Liquidity and Capital Resources
     We have financed our research and development activities and other operations primarily through public and private offerings of our common stock and the Notes and from funds received through our collaborations, research agreements and partnerships. We also have received royalty revenue from sales of Argatroban. At June 30, 2006, we had cash and short-term investments of $75.4 million, which we believe is sufficient to fund our cash requirements through 2006. We now anticipate that we will require additional funding in order to continue our ongoing research and development programs beyond 2006, and fund the commercial launch of Thelin™ in both the U.S. and Europe. If Thelin™ is not approved by the FDA in the near future, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms. Such additional funding could be arranged through public or private equity, debt financings, bank debt, or, if we choose to do so, collaborative arrangements. As we assess the options regarding the worldwide marketing of Thelin™, we will also continue to review the possibility of licensing rights to Thelin™ outside of North America and Europe. We cannot assure you that any licensing arrangements will be available on acceptable terms, or that we will choose this approach. As we review our operations and research and development programs, we may also consider various methods to reduce our costs in order to sustain our cash resources. Those measures may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we could otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable.
     Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $75.4 million at June 30, 2006, compared with $127.9 million at December 31, 2005. We used $51.4 million in cash in continuing operations during the six months ended June 30, 2006, compared to $29.6 million during the six months ended June 30, 2005. Cash used in discontinued operations was $0.1 million in the six months ended June 30, 2005. In March 2005, we received a $2 million milestone payment from Schering Plough which is included in deferred revenue at June 30, 2005. The primary operating uses of cash in the 2006 and 2005 periods were to fund our general operating expenses and the ongoing research and development programs, as well as preparations for the commercialization of Thelin, partially offset by cash received from investment income and milestone payments.
     Investing activities are primarily comprised of purchases of equipment and leasehold improvements, and of our investments in debt securities. Cash is generated from investing activities when marketable securities mature and the resulting cash is utilized primarily to fund operating activities. Purchases of equipment and leasehold improvements were $1.5 million in each of the six months ended June 30, 2006 and 2005. During the six months ended June 30, 2006, we purchased a short-term investment security of $10.0 million. Cash used in investing activities during the six months ended June 30, 2005, was primarily comprised of the investment of funds received from our sale of the Notes in March 2005.
     Cash provided by financing activities of $0.4 million during the six months ended June 30, 2006 was comprised of proceeds of employee stock option exercises. Cash provided by financing activities in the six months ended June 30, 2005, included net proceeds of $125.3 million from the sale of the Notes in March 2005 and approximately $0.5 million in proceeds from the exercise of employee stock options.
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
     As of June 30, 2006, the Company had contractual obligations as follows (dollars in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	years
Long-term debt	$130,000	$—	$—	$—	$130,000
Operating leases	2,738	1,820	918	—	—
Purchase obligations	232	232	—	—	—

Total	$132,970	$2,052	$918	$—	$130,000
Outlook for 2006
     We believe royalty revenues in 2006 will be comparable to 2005. We anticipate that our operating expenses will be significant in 2006. We have incurred and expect to incur significant expenses related to commercialization-related activities and expenses, including establishing a sales and marketing organization in the U.S. and Europe, marketing expenses and training expenses in anticipation of receiving regulatory approval of Thelin™ in the U.S. and Europe. We intend to enroll patients in additional clinical trials of Thelin™ for other indications. We have initiated a clinical trial to study the use of Thelin in patients with diastolic heart failure, or DHF, and have announced plans to initiate a combination clinical trial involving Thelin™ and a PDE5 compound. As previously discussed, we have initiated a phase II dose-ranging clinical trial for TBC3711, and are assuming that the issue which resulted in placing such trials on clinical hold can be resolved. We also intend to continue development work of compounds in our research pipeline. Since the outcomes of regulatory filings for Thelin™ in the U.S., Europe, Canada and Australia are uncertain, we do not anticipate providing specific financial guidance for 2006.
Longer-Term Outlook
     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will significantly increase in subsequent years because:
•	In anticipation of the commercial launch of Thelin™ in the U.S. and Europe, we have incurred and will incur significant commercialization expenses. These costs include:
–	developing post-marketing surveillance systems;

–	market research;

–	hiring a general counsel, vice president of sales, chief financial officer, chief operating officer and other key staff personnel;

–	hiring a marketing and field sales force in the U.S., Canada and Europe;

–	establishing appropriate infrastructure to support the field sales force;

–	preparation and production of educational and promotional materials;

–	engaging an advertising agency to support our product promotion;

–	hiring personnel and engaging third party support to administer reimbursement from government and private third-party payers; and

–	establishing manufacturing, warehousing and distribution processes for our products.

•	We expect to incur significant expenses in conjunction with clinical trial costs for our ongoing long-term safety study of Thelin™, for clinical trials in new indications for Thelin™ and for clinical trials related to other compounds. These costs include:
–	hiring personnel to direct and carry out all operations related to clinical trials;

–	hospital and procedural costs;

–	services of a contract research organization; and

–	purchasing and formulating large quantities of the compound to be used in such trials.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
Unless we receive regulatory approval for Thelin™ in the U.S. and receive additional funding, we will not be able to continue our current level of operations.
     In November 2000, we began to market our first product, Argatroban, through our agreement with GSK. However, the royalties produced to date by Argatroban have not made us profitable, and are unlikely to make us profitable in the future. To date, the majority of our resources have been dedicated to the research and development of Argatroban, Thelin™ and other small molecule drugs for certain vascular and related inflammatory diseases. We do not have any drug candidates that are likely to be commercialized in the near future other than Thelin™.
     At June 30, 2006, we had cash and short-term investments of $75.4 million, which we believe is sufficient to fund our cash requirements through 2006. We now anticipate that we will require additional funding in order to continue our ongoing research and development programs beyond 2006, and fund the commercial launch of Thelin™ in the U.S. and Europe. If Thelin™ is not approved by the FDA in the near future, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms. We will also consider various methods to reduce our costs in order to sustain our cash resources. Those measures may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating expenses. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we could otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable.
     We believe that the anticipated commercial launch of Thelin™ in Europe and in the U.S. will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. The amount of, and timing of future revenues from Thelin™ sales will be dependent upon a number of factors, including market acceptance of Thelin™, pricing and reimbursement approvals, and the content of those approvals by third parties, and how quickly government pricing and reimbursement approvals, and product launches may be achieved. We cannot predict when we will become profitable, and cannot assure you that we will ever achieve profitability.
     We have a history of losses and we may never become profitable.
     We have been unprofitable to date. As the outcome of our regulatory filings with the FDA and other regulatory authorities is uncertain, we are unable to project revenues for Thelin™. Even if we receive regulatory approval to market Thelin™ in the U.S. and Europe, significant uncertainties with respect to the market acceptance of Thelin™ and reimbursement policies of third party payers, and the speed with which government or other third party payers grant pricing and reimbursement approvals and product launches are achieved could materially affect any revenue projections. Accordingly, we could continue to incur operating losses in future quarters as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. At June 30, 2006, we had an accumulated deficit of approximately $371.0 million, and for the fiscal years ended December 31, 2005, 2004 and 2003 we have incurred net losses of approximately $74.9 million, $54.7 million and, $35.3 million, respectively. If we do not become profitable, we may require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.
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
     Should we receive regulatory approval, we will have significant competition from other companies for Thelin™ for the treatment of PAH. These include:
•	Based on industry research analysts, other pharmaceutical companies and our internal market research, we estimate that PAH afflicts approximately 100,000 to 200,000 individuals in the United States, Canada and Europe. A number of companies have endothelin receptor antagonists, or ETRA, compounds either on the market, or in clinical development.
–	Actelion Ltd., a biotechnology company located in Switzerland, markets Tracleer® (bosentan) an oral compound for the treatment of PAH in the United States, Europe, Japan and other countries and they continue to develop bosentan for other indications. Actelion’s compound, bosentan, will compete directly with Thelin™.

–	Myogen, Inc. is evaluating ambrisentan, an oral endothelin receptor antagonist, in PAH and has announced that it intends to file an NDA with the FDA in the fourth quarter of 2006. GSK has the right to market ambrisentan in all territories outside the U.S. If Myogen’s compound receives regulatory approval, it will compete directly with Thelin™.

–	Abbott Laboratories is developing atrasentan for treatment of cancer and we cannot assure you that it will not compete with Thelin™.

–	Speedel is developing SPP301, which started Phase III clinical development for diabetic nephropathy in July 2005.
•	In addition to ETRA compounds, other agents are being marketed for the treatment of PAH.
–	Pfizer Inc. markets Revatio™ (sildenafil citrate) in PAH for patients in WHO Group I. We believe that phosphodiesterase type-5 inhibitors such as Revatio™ may be used as first-line therapy and as additive or combination therapy with endothelin antagonists.

–	Myogen markets Flolan® (epoprostenol), a vasodilator requiring continuous infusion through a central venous catheter and special infusion pump in the U.S. Outside the U.S., Flolan is marketed by GSK. Flolan is costly, is associated with significant adverse events including those related to its delivery, and is typically reserved by clinicians for patients with the most severe symptoms, WHO functional class IV status.

–	CoTherix, Inc. markets Ventavis® (iloprost), an inhalation solution for the treatment of PAH in WHO Group I, patients with NYHA Class III or IV symptoms in the U.S. Ventavis® is marketed outside the U.S. by Schering, A.G. or one of its subsidiaries. During clinical trials, Ventavis® was administered six to nine times a day.

–	United Therapeutics Corporation markets Remodulin® (treprostinil sodium injection), a prostaglandin analog that is required to be administered subcutaneously or intravenously through an infusion pump, and is also being studied for potential use through inhalation
     We have significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:
•	Refludan®, which was approved by the FDA in 1997 for the treatment of HIT;

•	Orgaran®, which is a low molecular weight heparinoid that has been approved for the treatment of deep vein thrombosis, but is believed to be used without an approved indication (“off-label”) for the treatment of HIT in the U.S.; and

•	Angiomax®, which is approved for use in the U.S. as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty and for the treatment of HIT.
     We cannot assure you that technological development by others will not render our products or product candidates uncompetitive or that we will be successful in establishing or maintaining technological competitiveness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     On May 12, 2006, we held an annual meeting of our stockholders. The holders of 29,589,255 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of Votes	Number of Votes
Name of Nominee	Voted For	Withheld
Ron J. Anderson, M.D.	50,708,574	1,315,701
J. Kevin Buchi	50,607,752	1,416,523
Robert J. Cruikshank	49,949,695	2,074,580
John H. Dillon II	50,610,655	1,413,620
Richard A. F. Dixon, Ph.D.	50,694,699	1,329,576
Bruce D. Given, M.D.	50,711,025	1,313,250
Suzanne Oparil, M.D.	50,696,237	1,328,038
John M. Pietruski	50,702,320	1,321,955
James A. Thomson, Ph.D.	50,059,019	1,965,256
James T. Willerson, M.D.	50,069,362	1,954,913
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release dated July 6, 2006 between the Company and Terrance C. Coyne, M.D.

10.2	Transition Agreement dated March 30, 2006 between the Company and Stephen L. Mueller.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ENCYSIVE PHARMACEUTICALS INC.
August 9, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of August 2006.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ Bruce D. Given, M.D.
Bruce D. Given, M.D.
President and Chief Executive Officer

By:	/s/ Gordon H. Busenbark
Gordon H. Busenbark
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Separation Agreement and Release dated July 6, 2006 between the Company and Terrance C. Coyne, M.D.

10.2	Transition Agreement dated March 30, 2006 between the Company and Stephen L. Mueller.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.