Form 10-Q
period 2006-09-30
ENCYSIVE PHARMACEUTICALS INC
filed 2006-11-09
CIK 887023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED September 30, 2006
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

Class	Outstanding at October 31, 2006

Common stock, $0.005 par value	59,334,263

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$49,928	$127,913
Accounts receivable	6,051	5,337
Other current receivables	35	139
Inventory, net	2,400	2,183
Prepaids	1,038	1,677

Total current assets	59,452	137,249
Equipment and leasehold improvements, net	6,000	4,942
Deferred debt origination costs, net of accumulated amortization of $1,035 and $538	3,628	4,125
Intangible assets, net of accumulated amortization of $659 and $580	307	386

Total assets	$69,387	$146,702

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$2,529	$3,218
Accrued expenses	22,967	21,645
Deferred revenue	1,288	1,288

Total current liabilities	26,784	26,151
Deferred revenue	320	1,286
Long-term debt	130,000	130,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $.005 per share. 5,000,000 Shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. 150,000,000 shares authorized. At September 30, 2006, 59,537,294 shares issued, 59,324,294 outstanding; at December 31, 2005, 58,869,398 shares issued, 58,656,398 shares outstanding	298	294
Additional paid-in capital	315,129	306,402
Deferred compensation expense	(5,063)	(2,834)
Treasury stock, 213,000 shares at September 30, 2006 and December 31, 2005	(1,602)	(1,602)
Accumulated other comprehensive income	(2)	—
Accumulated deficit	(396,477)	(312,995)

Total stockholders’ deficit	(87,717)	(10,735)

Total liabilities and stockholders’ deficit	$69,387	$146,702

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Royalty income	$6,003	$2,643	$12,582	$7,643
License fee and milestones	322	322	966	784
Sales	7	—	7	—

Total Revenues	6,332	2,965	13,555	8,427

Expenses:
Cost of goods sold	14	—	14	—
Research and development	16,271	16,248	49,326	49,929
Sales and marketing	10,039	3,573	31,642	7,953
General and administrative	5,340	2,349	16,446	8,548

Total expenses	31,664	22,170	97,428	66,430

Operating loss	(25,332)	(19,205)	(83,873)	(58,003)
Investment income	846	1,351	3,230	3,284
Interest expense	(988)	(975)	(2,946)	(2,122)

Loss from continuing operations	(25,474)	(18,829)	(83,589)	(56,841)
Income from discontinued operations	—	—	—	1,335

Loss before cumulative effect of change in accounting principle	$(25,474)	(18,829)	(83,589)	(55,506)
Cumulative effect of change in accounting principle	—	—	107	—

Net loss applicable to common shares	$(25,474)	$(18,829)	$(83,482)	$(55,506)

Other comprehensive income:
Unrealized loss on foreign currency	(2)	—	(2)	—
Reclassification adjustment for gains included in net loss	—	—	—	(189)

Comprehensive loss	$(25,476)	$(18,829)	$(83,484)	$(55,695)

Loss per share:
Continuing operations, basic and diluted	$(0.44)	$(0.32)	$(1.43)	$(0.96)

Weighted average common shares used To compute net loss per share basic And diluted	58,477,871	58,077,323	58,404,970	57,877,713

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005 (Revised)
Cash flows from operating activities:
Net loss	$(83,482)	$(55,506)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on discontinued operations	—	(1,335)
Depreciation and amortization	811	813
Expenses paid with stock	97	666
Share-based compensation expense	5,973	179
Amortization of debt issue costs	497	370
Amortization of discount/premium on investments		(15)
Loss on disposition of fixed assets	33	14
Change in interest receivable included in short-term investments	—	(235)
Changes in operating assets and liabilities:
Accounts receivable	(714)	2,076
Inventory	(586)	—
Reserve for obsolescence	369	—
Prepaids	639	(108)
Other current receivables	104	(265)
Accounts payable and accrued expenses	633	4,962
Deferred revenue	(966)	1,216

Net cash used in operating activities	(76,592)	(47,168)
Net cash used in discontinued operations	—	(603)

Net cash used in operating activities	(76,592)	(47,771)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,824)	(1,663)
Purchases of investments	—	(83,187)
Maturity of investments	—	82,447

Net cash used in investing activities investing activities	(1,824)	(2,403)

Cash flows from financing activities:
Borrowing of long-term debt	—	130,000
Debt issue costs	—	(4,663)
Proceeds from option exercises	431	1,557

Net cash provided by financing activities	431	126,894

Effect of exchange rate changes on cash	—	(52)

Net (decrease) increase in cash and cash equivalents	(77,985)	76,668
Cash and cash equivalents at beginning of period	127,913	46,130

Cash and cash equivalents at end of period	$49,928	$122,798

Supplemental schedule of cash flow information:
Interest paid	3,250	1,624
See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (unaudited)
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Encysive Pharmaceuticals Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “Encysive”) have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006.
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
     (b) Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation; Encysive, L.P. (“ELP”), a Delaware limited partnership; EP-ET, LLC, a Delaware limited liability company; Encysive Germany GmbH, a German corporation, and Encysive (UK) Limited, a United Kingdom (“UK”) private company. The Company’s consolidated financial statements for the year ended December 31, 2005, and those related to prior year periods included in this Quarterly Report on Form 10-Q also included Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, which was a majority-owned subsidiary until May 2005. In May 2005, the Company and the other shareholders of Revotar consummated a restructuring (the “Restructuring”) whereby the Company’s ownership of Revotar was divested. Financial statements included in this quarterly report on Form 10-Q for prior-year periods have been reclassified to reflect the Restructuring and report the results of Revotar under the caption “Income from discontinued operations.”

     (c) Share-Based Payment
     At September 30, 2006, the Company had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $1,169,000 and $4,135,000, or $0.02 and $0.07 per share basic and diluted for the three month and nine month periods ended September 30, 2006, respectively. See Note 10 for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
     Prior to the Company’s adoption of FAS 123R, if unvested shares of common stock were forfeited, the Company reversed any compensation expense that it had previously recorded on those shares at the time of forfeiture. Upon the adoption of FAS 123R, the Company will adjust the amount of expense recorded each period, based upon its estimate of future forfeitures. The cumulative effect of estimating future forfeitures of unvested common shares granted before January 1, 2006, was $107,000, which is reported as a cumulative effect of change in accounting principle during the nine months ended September 30, 2006.
     (d) Debt Issue Costs
     The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $4,663,000 related to the issuance of its 2.50% Convertible Senior Notes due 2012 (the “Notes”) in March 2005. Debt issue costs are deferred and recognized from the issuance of the Notes through the date that the Company has the ability to call the Notes, March 20, 2010. Interest expense in each of the three months ended September 30, 2006 and 2005, includes approximately $167,000 in amortized debt issue costs. Interest expense in the nine months ended September 30, 2006 and 2005 includes amortized debt issue costs of approximately $497,000 and $370,000, respectively. Remaining unamortized debt issue costs were approximately $3,628,000 at September 30, 2006. For additional information about the Notes, see Note 9.
     (e) Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.
     (f) Reclassifications
     As discussed above in Note 2(b), prior period financial statements have been reclassified to reflect discontinued operations and to conform to current year presentation with no effect on net loss or stockholders’ equity previously reported. The Statement of Cash Flows for the nine months ended September 30, 2005, has been revised to conform to current year presentation of cash used in discontinued operations.

(3) Inventory
     Based on management’s judgment of probable future commercial use and net realizable value, costs related to the production of work-in-process inventory of Thelin™ have been capitalized as inventory. The Company could be required to expense these costs upon a change in such judgment due to a denial or significant delay of approval by regulatory bodies, a delay in commercialization or other potential factors. In September 2006, management determined, based upon inventory production plans, expiration dates of product on hand and projected future sales, that it should record a reserve for obsolescence of approximately $369,000.
(4) Capital Stock
     In March 2005, the Company issued the Notes in the principal amount of $130,000,000. As the Notes are convertible into Common Stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Notes, see Note 9. The Company has reserved Common Stock for issuance as of September 30, 2006, as follows:

Stock option plans	7,767,386
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	17,089,387

(5) Cash, Cash Equivalents, and Short-Term Investments
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. All of the Company’s funds were invested in cash or cash equivalents at September 30, 2006 and December 31, 2005.
(6) Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period.
     Securities convertible into common stock comprised of stock options, shares of common stock reserved for issuance upon conversion of the Notes and unvested shares of restricted common stock totaling 15,853,522 and 14,860,799 shares at September 30, 2006 and 2005, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.
(7) Income Taxes
     The Company did not incur tax expense (benefit) during the three and nine month periods ended September 30, 2006 and 2005, due to operating losses and the related increase in the valuation allowance.

(8) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes research and development of pharmaceutical products. The Company’s revenues are primarily derived from GlaxoSmithKline plc, (“GSK”). The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Entities:
GSK	$6,003	$2,643	$12,582	$7,643
Others	329	322	973	784

Total	$6,332	$2,965	$13,555	$8,427

(9) Long-Term Debt
     In March 2005, the Company issued $130,000,000 in Notes, due 2012. The Company will pay 2.50% interest per annum on the Notes on March 15 and September 15 of each year. Accrued interest on the Notes is included in accrued expenses on the balance sheets as of September 30, 2006 and December 31, 2005.
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
     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 117,633 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1992 Plan.

     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 731,853 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 441,000 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 6,433,150 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. Beginning in the second quarter of 2006, the Company granted phantom units to its international employees. Grants of restricted stock units vest in a manner similar to grants of restricted common stock, and can be settled upon vesting with either shares of common stock or cash, at the sole discretion of the Company.
     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB25. Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of FAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006, included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     As a result of adopting FAS 123R, the charge to earnings from continuing operations and net earnings related to stock option grants for the three and nine months ended September 30, 2006, was $1,169,000 and $4,135,000, respectively. The impact of adopting FAS 123R on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.02 and $0.07 per share, respectively.
     The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands, except per share amounts)	2005	2005
Net loss, as reported	$(18,829)	$(55,506)
Add: Total stock-based employee compensation expense included in reported net loss	5	43
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,241)	(3,657)

Pro forma net loss	$(20,065)	$(59,120)

Loss per share:
As reported, basic and diluted	$(0.32)	$(0.96)

Pro forma, basic and diluted	$(0.35)	$(1.02)

     Compensation expense related to all share-based awards during the three months ended September 30, 2006, was $1,863,000, of which $1,169,000 related to stock options resulting from the adoption of FAS 123R and $694,000 related to unvested shares of restricted common stock and unvested phantom units. Compensation expense related to all share-based awards during the nine months ended September 30, 2006 was $6,070,000, of which $4,135,000 related to stock options resulting from the adoption of FAS 123R and $1,936,000 related to unvested shares of restricted common stock and unvested phantom units. During the three and nine months ended September 30, 2005, compensation expense related to the Company’s share-based awards was $5,000 and $43,000, respectively, which primarily related to nonvested shares.
     Cash received from stock options exercised during the three months ended September 30, 2006, and 2005, was $1,000 and $1,101,000, respectively. Cash received from stock options exercised during the nine months ended September 30, 2006, and 2005, was $431,000 and $1,557,000, respectively.
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
     The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three and nine months ended September 30, 2006, and 2005, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	4.0%	4.7%	4.1%
Expected volatility	—	55.2%	64.9%	67.2%
Expected life in years	—	4.5	3.9	4.9

     A summary of the Company’s stock option activity for the three and nine months ended September 30, 2006, was as follows:

		Weighted	Weighted Average	Aggregate
	Stock	Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding at December 31, 2005	5,340,142	$8.07	6.63
Grants	512,958	$8.85
Forfeited or expired	(46,081)	$9.85
Exercises	(96,614)	$4.34

Outstanding at March 31, 2006	5,710,405	$8.18	6.75	$2,050
Grants	60,000	$3.57
Forfeited or expired	(44,454)	$8.93
Exercises	(10,833)	$0.93

Outstanding at June 30, 2006	5,715,118	$8.13	6.39	$5,265
Grants	—
Forfeited or expired	(28,012)	$10.36
Exercises	(1,499)	$0.93

Outstanding at September 30, 2006	5,685,607	$8.12	5.94	$1,580
Vested and expected to vest in the future at September 30 2006	5,655,916	$8.11	0.31	$1,579
Exercisable at September 30, 2006	3,998,169	$7.38	5.02	$1,550
Available for grant at September 30, 2006	2,081,779
     The weighted average grant date fair value of options granted and total intrinsic value of options exercised during the three and nine months ended September 30, 2006, and 2005, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average:
Grant date fair value per option	$—	$6.07	$4.34	$6.37
Total intrinsic value of options exercised	$6,000	$1,771,000	$538,000	$1,963,000
     The fair value of unvested shares of restricted common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of unvested restricted shares and phantom units granted during the three months ended September 30, 2006, and 2005 was $4.26 and $12.27, respectively, and during the nine months ended September 30, 2006, and 2005, was $6.92 and $10.95, respectively. A summary of the Company’s unvested restricted share activity for the three and nine months ended September 30, 2006, was as follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	441,923	$8.60
Activity during quarter ended March 31, 2006
Grants	436,659	$8.85
Vested	(127,438)	$2.84
Forfeited	(12,870)	$11.22

Unvested at March 31, 2006	738,274	$9.69
Activity during quarter ended June 30, 2006
Grants	65,127	$3.57
Vested	(10,000)	7.00
Forfeited	(15,678)	$10.34

Unvested at June 30, 2006	777,723	$9.21
Activity during quarter ended September 30, 2006
Grants	89,976	$4.35
Vested	(7,428)	$6.78
Forfeited	(14,357)	$5.24

Unvested at September 30, 2006	845,914	$8.78
     The fair value of unvested phantom units is determined based on the closing trading price of the Common Stock on the day before the grant date. The weighted average grant date fair value of unvested phantom stock units granted during the three and nine months ended September 30, 2006, was $4.18 and $4.10, respectively. A summary of the Company’s unvested phantom unit activity for the nine months ended September 30, 2006, was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at March 31, 2006	—	—

Activity during quarter ended June 30, 2006
Grants	34,962	$3.86
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2006	34,962	$3.86
Activity during quarter ended September 30, 2006
Grants	98,692	$4.18
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2006	133,654	$4.10
     At September 30, 2006, there was $15.4 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which $6.4 million relates to stock options expected to be recognized over a weighted-average period of 1.5 years, and $9.0 million relates to unvested restricted shares and phantom units expected to be recognized over a weighted average period of 2.1 years.
(11) Commitments and Contingencies
     (a) Liquidity and Management’s Plans
     The Company has financed its research and development activities and other operations primarily through public and private offerings of Common Stock and the Notes and from funds received through collaborations, research agreements, licenses and partnerships. It also has received royalty revenue from sales of Argatroban by GSK. At September 30, 2006, cash and short-term investments were $49.9 million, which management believes is sufficient to fund the Company’s cash requirements through 2006. Based upon expected future cash requirements, management believes that additional funding will be required to continue the Company’s ongoing research and development programs, and to fund the commercial launch of Thelin™ in Europe, whether or not Thelin™ is approved in the U.S. If Thelin™ is not approved by the FDA in the near future, management believes that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all. Even if Thelin™ is approved by the FDA, management believes that additional funding will be required to commercially launch Thelin™ in the U.S. Such additional funding may be arranged through public or private equity, debt financings, bank debt, or, if available, collaborative arrangements. The Company is continuing to review the possibility of licensing rights to Thelin™ outside of North America and Europe. There can be no assurance that any licensing arrangements will be available on acceptable terms, if at all, or that this approach will be pursued. As the Company reviews its operations and research and development programs, it may also consider various methods to reduce costs in order to sustain the Company’s cash resources. Those measures may include scaling back headcount and expenses, delaying or terminating research and development programs, curtailing capital expenditures or reducing other operating activities. The Company may also consider relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that the Company could otherwise seek to develop or commercialize itself, on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable.
     On October 19, 2006, the Company announced that it had secured a commitment from Azimuth Opportunity Ltd. to purchase up to $75 million, or a maximum of 11,853,012 shares of the Common Stock, whichever occurs first, over an 18-month period, at a predetermined discount to the prevailing market price. At the Company’s request, and upon the approval of the Company’s Board of Directors, Azimuth will purchase a certain dollar amount of shares of Common Stock, with the exact number of shares to be determined based on the per share market price of Common Stock over the draw-down period for such purchase. The Company may request up to 24 draw downs during the 18-month period, with each drawdown limited in size to the lesser of 2.5% of the Company’s market capitalization or a fixed amount ranging from $6 million to $29.5 million based on the market price of Common Stock. Upon each sale of Common Stock to Azimuth, the Company has also agreed to pay Reedland Capital Partners, an Institutional Division of Financial West Group, Member NASD/SIPC, a placement fee equal to one and one-eighth percent of the aggregate dollar amount of common stock purchased by Azimuth.
     The shares will be offered pursuant to an effective registration statement filed with the Securities and Exchange Commission on June 4, 2004. This report shall not constitute an offer to sell or the solicitation of an offer to buy any of these securities. There shall not be any sale of these securities in any state or jurisdiction where such an offer, solicitation or sale would be unlawful under the securities laws of such state or jurisdiction.
     (b) Ongoing litigation
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding the Company’s drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from February 19, 2004 through March 24, 2006.
     In addition, on October 10, 2006, a second purported class action complaint was filed in the United States District Court for the Southern District of Texas by Gustav R. Bastian, on behalf of himself and all other similarly situated investors against the Company, Dr. Given, Mr. Dixon and Mr. Mueller. The complaint asserts substantially the same factual allegations and legal claims as the

Massachusetts Laborers complaint on behalf of the same putative class. A third substantially similar purported class action complaint was filed on October 20, 2006 by Steven O. Scott, and a fourth substantially similar purported class action complaint was filed on November 1, 2006 by Cami Janzen-Guare. These complaints assert substantially the same factual allegations and legal claims as the Massachusetts Laborers’ complaint and were filed in the same court on behalf of the same putative class.
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Company expects that the existing four lawsuits, as well as any future purported class action lawsuits involving the same subject matter as the existing lawsuits, will be consolidated into a single civil action. Although the Company believes that the allegations in these cases are without merit and intends to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations.
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

Item 2.
ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006, and September 30, 2005
OVERVIEW
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: additional delays in regulatory approval of Thelin™ (sitaxsentan sodium) by the FDA in the U.S. and Encysive’s other products under development; decisions by the FDA regarding whether and when to approve our New Drug Application, or NDA for Thelin™; market acceptance of Thelin™ in the European Union and the actual rate of acceptance; the results of clinical trials with respect to products under development; the availability of sufficient funds to continue research and development efforts and the commercialization of Thelin™ and Encysive’s other products; reduced estimates of patient populations; the impact of reimbursement policies and governmental regulation of prices for Thelin™ in the European Union; the impact of existing and future European Union regulatory provisions on product exclusivity, including orphan drug exclusivity for Thelin™, the impact of legislation or regulations in countries within the European Union affecting Thelin™’s pricing, reimbursement or access; the scope of Encysive’s patents and challenges by others of the scope of Encysive’s patents; the ability of Encysive to attract and retain qualified personnel; the impact of competitive products on Thelin™ and Argatroban sales; the impact of strategic relationships among our competitors; the breadth of approved labeling for approved products; the speed with which reimbursement and pricing approvals, and product launches for Thelin™ may be achieved in the European Union; difficulties or delays in manufacturing, packaging or distributing Thelin™ in the European Union; Encysive’s ability to raise additional capital to fund cash requirements for future operations; timelines for initiating clinical trials; Encysive’s ability to earn a profit from sales or licenses of Thelin™ or other drug candidates; Encysive’s ability to establish future collaborative arrangements or licenses; and the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing Encysive such as those set forth in “Item 1A – Risk Factors” below.
     You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described in “Business,” “Risk Factors,’’ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.
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
     Encysive Pharmaceuticals is a biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. Our research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of Heparin-Induced Thrombocytopenia, or HIT, that is marketed by GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist being developed for the treatment of pulmonary arterial hypertension, or PAH. Thelin™ has received marketing authorization in the European Union from the European Agency for the Evaluation of Medicinal Products, or EMEA, and is under review by the FDA in the United States and by regulatory authorities in Canada and Australia.
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
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     In March 2006, we received a complete response from the FDA which indicated that Thelin™ (sitaxsentan sodium) is approvable, which we refer to elsewhere as the “March Approvable Letter.” In the March Approvable Letter, the FDA identified several concerns and observations that needed to be resolved before the drug could be approved, including a request for additional clinical trial work. The FDA accepted for review the Company’s complete response to the concerns and observations noted in the March Approvable Letter, and designated the review as a Class 1 resubmission. A new Prescription Drug User Fee Act (PDUFA) target action date of July 24, 2006, was established. On July 24, 2006, we received a second approvable letter, which we refer to elsewhere as the “July Approvable Letter.” One of the substantive items raised in the March Approvable Letter remains unresolved. The FDA acknowledged that the unresolved item is a matter of judgment and expressed a willingness to consider new arguments to address this remaining item. The FDA again offered the alternative of conducting additional clinical work. Following discussions with the FDA, we submitted a complete response to the July Approvable Letter on November 2, 2006. We believe the FDA will notify us within approximately 30 days whether the submission has been accepted and, if so, we anticipate that the FDA will establish a new PDUFA target action date. We cannot assure you that our submission will be accepted or, if accepted, that Thelin™ will be approved by the FDA.
     We recently received marketing approval in the European Union from the European Commission for Thelin™ 100 milligram tablets. Thelin™ is an oral endothelin A receptor antagonist indicated for the treatment of patients with PAH classified as World Health Organization (“WHO”) functional class III, to improve exercise capacity. Efficacy has been shown in primary pulmonary hypertension and pulmonary hypertension associated with connective tissue disease. The EMEA’s centralized licensing procedure permits the Company to market Thelin™ in all 25 member states of the European Union. Thelin™ became commercially available in the United Kingdom in November 2006, and we anticipate that Thelin™ will be launched in Germany during the fourth quarter of 2006, with subsequent launches in other European Union countries as their national governments approve pricing and reimbursement. We began selling Thelin™ on a named patient basis in the U.K. during September 2006.
     Thelin™ is also under review by the FDA in the United States and by regulatory authorities in Australia and Canada. Additionally, during 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the European Commission. Orphan drug designation grants exclusivity to Thelin™ upon product approval for seven years in the U.S., however we anticipate that patent protection for Thelin™ may extend beyond expiration of orphan drug exclusivity. In the European Union, orphan drug designation grants exclusivity for ten years from product approval. The EMEA has requested information from us to support the designation of Thelin™ as an orphan drug in the European Union, or E.U. At this time, we cannot assure you that Thelin™ will maintain orphan drug designation and its associated exclusivity in the E.U. for the full 10 year period.
     We have retained worldwide rights to Thelin™ and have announced our intention to market and sell Thelin™ ourselves in North America and Europe. To date, we have invested in commercialization-related expenses in both the U.S. and Europe. These investments include the hiring a U.S. field sales force, market development activities, product launch preparations, the establishment of a European sales and marketing headquarters function, hiring a U.K. field sales force, and other European staff.
Argatroban
     Argatroban, licensed from Mitsubishi Pharma Corporation (“Mitsubishi”) and developed in North America by Encysive, is a synthetic direct thrombin inhibitor approved by the FDA in 2000. It is indicated for prophylaxis or treatment of thrombosis for patients with HIT, a profound allergic reaction to anticoagulation therapy with heparin, and for use in HIT patients undergoing percutaneous coronary intervention. Argatroban was approved by Health Canada in 2001 for use as an anticoagulant therapy in patients with HIT syndrome. GSK markets Argatroban in the U.S. and Canada, and had Hatch-Waxman market exclusivity in the U.S. until June 2005. We have access to a formulation patent, which expires in 2014, and a process patent that expires in 2017. We are not aware of any regulatory submissions by other parties for generic compounds which could compete with Argatroban. In the three and nine months ended September 30, 2006, Encysive earned royalties from the sales of Argatroban totaling $6.0 million and $12.6 million, respectively.
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

We have estimated remaining shelf life, which is an important reason for product returns, based upon the fact that Argatroban has an expiration date of two years from manufacture. Common industry practice is that prescription drugs can be returned to the manufacturer at any time; however, product is normally returned when the remaining shelf life is reduced to six months or less. Our reserve is, therefore, based upon an estimate of the percentage of sales made in the preceding 18-month period that may be returned in future periods. Initially, lacking any historical sales data for Argatroban and based upon management’s experience with other pharmaceutical products in the industry, management estimated that four percent of gross sales of Argatroban would be returned during future periods. Based upon subsequent analysis of historical sales data, we believe that differences between estimated and actual future returns will not have a material effect upon our results of operations or financial condition.

•	Revenue from collaborative research and development activities is recognized as services are performed.

•	We defer the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether we continue to have obligations under the terms of the arrangement.

•	License fees received under the terms of licensing agreements for our intellectual property are deferred and amortized into income over the estimated development period of the licensed item or items.

•	Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

•	Sales revenue is reported net of discounts, allowances, and returns.
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed. We periodically evaluate our estimates of remaining development periods and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At September 30, 2006, remaining deferred revenue was approximately $1.6 million, of which we expect to recognize approximately $1.3 million over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Cost of goods sold
     We began selling Thelin™ in the U.K. in September 2006 on a named patient basis utilizing the services of a third party. Cost of goods sold is comprised of the direct cost of inventory consumed, along with the fees associated with the third party.
Share-Based Payments
     At September 30, 2006, the Company had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006, included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $1,169,000, or $0.02 per share basic and diluted, and $4,135,000 or $0.07 per share, basic and diluted, for the three months and nine months ended September 30, 2006, respectively, arising from unvested stock options. See Note 10 to the consolidated financial statements for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or additional delays of approval by regulatory bodies, additional delays in commercialization, or other potential factors. In September 2006, we determined, based upon inventory production plans, expiration dates of product on hand and projected future sales, that we should record a reserve for inventory obsolescence of approximately $369,000. At September 30, 2006, we had $2.4 million of capitalized inventory costs, net of the reserve for obsolescence.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the Notes’ issuance date to the date that we have the ability to call the debt.
Results of Operations
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year and we anticipate that such fluctuations, which are largely attributable to varying research and development and other operating commitments and expenditures, will continue for the next several years. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we invest in product research and development, preclinical and clinical testing, commercialization expenses related to Thelin™ and regulatory compliance. We have sustained net losses of approximately $396.5 million from the date of our inception to September 30, 2006. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock, the sale of Notes and several collaborative agreements with third parties to jointly pursue product research and development. See “Liquidity and Capital Resources” below. See also Item IA – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A – Risk Factors, in this Form 10-Q.
Three and nine month periods ended September 30, 2006 and 2005
Revenues
     Total revenues increased $3.3 million and $5.1 million in the three and nine months ended September 30, 2006, compared with the three and nine months ended September 30, 2005, respectively. Royalties earned on sales of Argatroban under our agreement with GSK are based upon a tiered structure, which provides for increases in royalty revenue earned, as a percentage of sales, as Argatroban sales increase. The increase in royalties is due to higher sales of Argatroban, and a corresponding higher royalty rate, as a percentage of sales, in the three and nine months ended September 30, 2006 as sales exceeded higher thresholds within the agreement. Such sales thresholds are evaluated annually. Additionally, license fees and milestones revenue increased $0.2 million in the nine months ended September 30, 2006, reflecting the amortization of the receipt of a milestone payment from Schering-Plough received in March 2005. Thelin™ became commercially available in the U.K. in November 2006, and was sold on a named patent basis beginning in September 2006. As discussed above, regulatory approval of Thelin™ in the U.S. has been delayed, pending satisfaction of the one substantive item contained in the July Approvable Letter. Following discussions with the FDA, we submitted a complete response to the July Approvable Letter on November 2, 2006. We believe the FDA will notify us within approximately 30 days whether the submission has been accepted and, if so, we anticipate that the FDA will establish a new PDUFA target action date. We cannot assure you that our submission will be accepted or, if accepted, that Thelin™ will be approved by the FDA. Since the outcome of regulatory filings for Thelin™ in the U.S., Canada and Australia is uncertain, we do not anticipate providing specific financial guidance for 2006.

Research and Development Expense
     Research and development expense was comparable in the three months ended September 30, 2006 and 2005. Research and development expense in the three months ended September 30, 2006, included incremental share-based compensation expense of $0.7 million, resulting from our adoption of FAS 123R on January 1, 2006. Clinical trial activities declined in the three months ended September 30, 2006, compared with the prior year period. Research and development expenses during the three months ended September 30, 2005, included costs associated with the STRIDE-2X and STRIDE-3 clinical trials, costs associated with the preparation of the NDA for Thelin™, which was submitted to the FDA in May 2005, and submission of a Marketing Authorization Application for Thelin™ or MAA with the EMEA in July 2005.
     Research and development expense decreased $0.6 million in the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005. Research and development expense in the nine months ended September 30, 2006 included incremental share-based compensation expense of $2.4 million, resulting from our adoption of FAS 123R on January 1, 2006. The decrease in research and development expenses in the nine months ended September 30, 2006, is primarily due to reduced clinical trial and regulatory activities during the period, compared with the prior year period. As discussed above, research and development expenses during the nine months ended September 30, 2005, included costs associated with the STRIDE-2X and STRIDE-3 clinical trials, costs associated with the preparation of the Thelin™ NDA, which was submitted to the FDA in May 2005, and submission of the Thelin™ MAA with the EMEA in July 2005.
Sales and Marketing Expense
     Sales and marketing expense increased $6.5 million and $23.7 million in the three and nine months ended September 30, 2006, compared with the three and nine months ended September 30, 2005, respectively. The increases are primarily due to costs associated with preparation for the anticipated commercial launch of Thelin™ in the U.S., including the addition of a U.S. sales force, and related sales launch preparation activities. We are also actively preparing for the commercial launch of Thelin™ in Europe, having added a vice president of European sales and marketing and a European headquarters staff. We have hired a sales force in the U.K. and are in the process of hiring a sales force in Germany. Sales and marketing expense also included incremental share-based compensation expense of $0.4 million, and $1.2 million in the three and nine months ended September 30, 2006, respectively, resulting from our adoption of FAS 123R on January 1, 2006.
General and Administrative Expense
     General and administrative expense increased $3.0 million and $7.9 million in the three and nine months ended September 30, 2006, compared with the three and nine months ended September 30, 2005, respectively. The increases are due to costs associated with building the infrastructure to support the potential commercial launch of Thelin™, including the addition of several key management appointments, such as a chief financial officer, chief operating officer and general counsel. General and administrative expense in the three and nine months ended September 30, 2006, also included incremental share-based compensation expense of $0.6 million and $2.0 million, respectively, resulting from our adoption of FAS 123R on January 1, 2006.
Total Operating Expenses
     Total operating expenses increased $9.5 million and $31.0 million in the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, respectively, primarily due to the Thelin™ pre-commercialization activities discussed above. As previously discussed, regulatory approval of Thelin™ in the U.S. has been delayed, pending satisfaction of one substantive item included in the July Approvable Letter. We intend to continue to develop the infrastructure necessary to commercialize Thelin™, should we receive regulatory approval in the U.S., and to support our sales launch in Europe. Accordingly, we expect to continue to incur significant operating expenses for the remainder of 2006 and in the future. As discussed in “Liquidity and Capital Resources,”

below, if we are unable to obtain FDA regulatory approval of Thelin™ in the near future, and if we are not able to secure additional funding, we will not be able to sustain our current levels of operations.
Operating Loss
     Operating loss in the three and nine months ended September 30, 2006, increased $6.1 million and $25.9 million, respectively, compared with the three and nine months ended September 30, 2005, due to increased operating expenses in current year periods. The effect of increased operating expenses was partially offset by increased royalty revenues during the current year periods.
Interest Expense
     Interest expense in each of the three and nine month periods ended September 30, 2006, is primarily due to interest payable on the Notes.
Investment Income
     Investment income in the three-month period ended September 30, 2006, decreased approximately $0.5 million compared with the three-month period ended September 30, 2005, as we had less cash available for investment in the current period. Investment income in the nine months ended September 30, 2006 was comparable to the nine months ended September 30, 2005, as we invested proceeds received upon issuance of the Notes in March 2005.
Income from discontinued operations
     The results of Revotar in the three and nine months ended September 30, 2005, have been reclassified as discontinued operations as a result of the Restructuring, and are primarily comprised of a gain recorded on the Restructuring.
Liquidity and Capital Resources
     We have financed our research and development activities and other operations primarily through public and private offerings of our common stock and the Notes and from funds received through our collaborations, research agreements, licenses and partnerships. We also have received royalty revenue from sales of Argatroban. At September 30, 2006, we had cash and short-term investments of $49.9 million, which we believe is sufficient to fund our cash requirements through 2006. Based upon our current cash position and our expected future cash requirements, we believe that we will require additional funding in order to continue our ongoing research and development programs, and to fund the commercial launch of Thelin™ in Europe, whether Thelin™ is approved in the U.S. or not. If Thelin™ is not approved by the FDA in the near future, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all. If Thelin™ is approved by the FDA, we anticipate that we will require additional funding to commercially launch Thelin™ in the U.S. Such additional funding could be arranged through public or private equity, debt financings, bank debt, or, if we choose to do so, collaborative arrangements. As we assess the options regarding the worldwide marketing of Thelin™, we will also continue to review the possibility of licensing rights to Thelin™ outside of North America and Europe. We cannot assure you that any licensing arrangements will be available on acceptable terms, if at all, or that we will choose this approach. As we review our operations and research and development programs, we may also consider various methods to reduce our costs in order to sustain our cash resources. Those measures may include scaling back headcount and expenses, delaying or terminating research and development programs, curtailing capital expenditures or reducing other operating activities. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we could otherwise seek to develop or commercialize ourselves, on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable.
     On October 19, 2006, we announced that the Company had secured a commitment from Azimuth Opportunity Ltd. to purchase up to $75 million, or a maximum of 11,853,012 shares of the Company’s common stock, whichever occurs first, over an 18-month period, at a predetermined discount to the prevailing market price. At our request, and upon the approval of our Board of Directors, Azimuth will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. We may request up to 24 draw downs during the 18-month period, with each drawdown limited in size to the lesser of 2.5% of our market capitalization or a fixed amount ranging from $6 million to $29.5 million based on our stock price. Upon each sale of our common stock to Azimuth, we have also agreed to pay Reedland Capital Partners, an Institutional Division of Financial West Group, Member NASD/SIPC, a placement fee equal to one and one-eighth percent of the aggregate dollar amount of common stock purchased by Azimuth.
     The shares will be offered pursuant to an effective registration statement filed with the Securities and Exchange Commission on June 4, 2004. This report shall not constitute an offer to sell or the solicitation of an offer to buy any of these securities. There shall not be any sale of these securities in any state or jurisdiction where such an offer, solicitation or sale would be unlawful under the securities laws of such state or jurisdiction.
     Cash, cash equivalents and investments in marketable securities, including accrued interest thereon, was $49.9 million at September 30, 2006, compared with $127.9 million at December 31, 2005. We used $76.6 million in cash in continuing operations during the nine months ended September 30, 2006, compared to $47.8 million during the nine months ended September 30, 2005. Cash used in discontinued operations was $603,000 in the nine months ended September 30, 2005. In March 2005, we received a $2 million milestone payment from Schering Plough which is included in deferred revenue at September 30, 2005. The primary operating uses of cash in the 2006 and 2005 periods were to fund our general operating expenses and the ongoing research and development programs, as well as preparations for the commercialization of Thelin™, partially offset by cash received from investment income and milestone payments.
     Investing activities are primarily comprised of purchases of equipment and leasehold improvements, and of our investments in debt securities. Cash is generated from investing activities when marketable securities mature and the resulting cash is utilized primarily to fund operating activities. Purchases of equipment and leasehold improvements were $1.8 million in the nine months ended September 30, 2006 and $1.7 million in the nine months ended September 30, 2005. Cash used in investing activities during the nine months ended September 30, 2005, was primarily comprised of the investment of funds received from our sale of the Notes in March 2005.
     Cash provided by financing activities of $0.4 million during the nine months ended September 30, 2006 was comprised of proceeds of employee stock option exercises. Cash provided by financing activities in the nine months ended September 30, 2005, included net proceeds of $125.3 million from the sale of the Notes in March 2005 and approximately $1.6 million in proceeds from the exercise of employee stock options.
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

     As of September 30, 2006, the Company had contractual obligations as follows (dollars in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	years
Long-term debt	$130,000	$—	$—	$—	$130,000
Operating leases	2,287	1,828	459	—	—
Purchase obligations	232	232	—	—	—

Total	$132,519	$2,060	$459	$—	$130,000
Outlook for 2006
     Royalty revenues in 2006 have been higher than those received in 2005, and our operating expenses have been significantly higher in 2006. We have incurred, and expect to incur, significant expenses related to commercialization-related activities and expenses, including establishing a sales and marketing organization in the U.S. and Europe, in anticipation of receiving regulatory approval of Thelin™ in the U.S., and in support of our commercial launch in Europe. We intend to enroll patients in additional clinical trials of Thelin™ for other indications. We have initiated a clinical trial to study the use of Thelin™ in patients with diastolic heart failure, or DHF, and have announced plans to initiate a combination clinical trial involving Thelin™ and a PDE5 compound. As previously discussed, we have initiated a phase II dose-ranging clinical trial for TBC3711 and are assuming that the issue which resulted in placing such trials on clinical hold can be resolved. We also intend to continue development work of compounds in our research pipeline. Since the outcomes of regulatory filings for Thelin™ in the U.S., Canada and Australia are uncertain, we do not anticipate providing specific financial guidance for 2006.
Longer-Term Outlook
     We expect to incur substantial research and development expenditures as we design and develop biopharmaceutical products for the prevention and treatment of cardiovascular and other diseases. We anticipate that our operating expenses will significantly increase in subsequent years because:
•	In connection with the commercial launch of Thelin™ in Europe and the anticipated launch in the U.S., we have incurred and will incur significant commercialization expenses. These costs include:
–	developing post-marketing surveillance systems;

–	market research;

–	hiring a general counsel, vice president of sales, chief financial officer, chief operating officer and other key staff personnel;

–	hiring a marketing and field sales force in the U.S., Canada and Europe;

–	establishing appropriate infrastructure to support the various field sales forces;

–	preparation and production of educational and promotional materials;

–	engaging an advertising agency to support our product promotion;

–	hiring personnel and engaging third-party support to administer reimbursement from government and private third-party payers; and

–	establishing manufacturing, warehousing and distribution processes for our products.

•	We expect to incur significant expenses in conjunction with clinical trial costs for our ongoing long-term safety study of Thelin™, for clinical trials in new indications for Thelin™ and for clinical trials related to other compounds. These costs include:
–	hiring personnel to direct and carry out all operations related to clinical trials;

–	hospital and procedural costs;

–	services of a contract research organization; and

–	purchasing and formulating large quantities of the compound to be used in such trials.
     We will require substantial additional spending to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. Estimates of our future capital requirements will depend on many factors, including:
•	expenses and risks associated with clinical trials to expand the indications for Thelin™;

•	regulatory approval of Thelin™, including breadth of any approved labeling;

•	continued scientific progress in our drug discovery programs;

•	the magnitude of these programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	increased administrative costs and costs to commercialize our products as our products are further developed and marketed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective commercialization activities and arrangements.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding the Company’s drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from February 19, 2004 through March 24, 2006.
     In addition, on October 10, 2006, a second purported class action complaint was filed in the United States District Court for the Southern District of Texas by Gustav R. Bastian, on behalf of himself and all other similarly situated investors against the Company, Dr. Given, Mr. Dixon and Mr. Mueller. The complaint asserts substantially the same factual allegations and legal claims as the Massachusetts Laborers complaint on behalf of the same putative class. A third substantially similar purported class action complaint was filed on October 20, 2006 by Steven O. Scott, and a fourth substantially similar purported class action complaint was filed on November 1, 2006 by Cami Janzen-Guare. These complaints assert substantially the same factual allegations and legal claims as the Massachusetts Laborers’ complaint and were filed in the same court on behalf of the same putative class.

     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Company expects that the existing four lawsuits, as well as any future purported class action lawsuits involving the same subject matter as the existing lawsuits, will be consolidated into a single civil action. Although the Company believes that the allegations in these cases are without merit and intends to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations .
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
     At September 30, 2006, we had cash and short-term investments of $49.9 million, which we believe is sufficient to fund our cash requirements through 2006. Based upon our current cash position and expected future cash requirements, we believe that we will require additional funding in order to continue our ongoing research and development programs and to fund the commercial launch of Thelin™ in Europe, whether or not Thelin™ is approved in the U.S.. If Thelin™ is not approved by the FDA in the near future, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all. We will also consider various methods to reduce our costs in order to sustain our cash resources. Those measures may include scaling back headcount and expenses, delaying or terminating research and development programs, curtailing capital expenditures or reducing other operating expenses. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies, product candidates or products that we could otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable. Even if Thelin™ is approved by the FDA, we believe that we will require additional funding to commercially launch Thelin™ in the U.S.
     We believe that the commercial launch of Thelin™ in Europe and the anticipated launch in the U.S. will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. The amount of and timing of future revenues from Thelin™ sales will be dependent upon a number of factors, including market acceptance of Thelin™, pricing and reimbursement approvals, and the content of those approvals by third parties, and how quickly government pricing and reimbursement approvals and product launches may be achieved. We cannot predict when we will become profitable and cannot assure you that we will ever achieve profitability.
     We have a history of losses and we may never become profitable.
     We have been unprofitable to date. As the outcome of our regulatory filings with the FDA and other regulatory authorities is uncertain, we are unable to project revenues for Thelin™. Even if we receive regulatory approval to market Thelin™ in the U.S., significant uncertainties with respect to the market acceptance of Thelin™ and reimbursement policies of third-party payers, and the speed with which government or other third-party payers grant pricing and reimbursement approvals and product launches are achieved, could materially affect any revenue projections. Accordingly, we could continue to incur operating losses in future quarters as we invest in product research and development, preclinical and clinical testing, regulatory compliance and commercialization. At September 30, 2006, we had an accumulated deficit of approximately $396.5 million, and for the fiscal years ended December 31, 2005, 2004 and 2003 we have incurred net losses of approximately $74.9 million, $54.7 million and, $35.3 million, respectively. If we do not become profitable, we may require substantial additional funding to complete the research and development of our product candidates, to establish commercial scale manufacturing facilities, if necessary, and to market our products. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.
We are the subject of securities class action lawsuits that may result in substantial expenditures, and divert management’s attention.
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding the Company’s drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from February 19, 2004 through March 24, 2006.
     In addition, on October 10, 2006, a second purported class action complaint was filed in the United States District Court for the Southern District of Texas by Gustav R. Bastian, on behalf of himself and all other similarly situated investors against the Company, Dr. Given, Mr. Dixon and Mr. Mueller. The complaint asserts substantially the same factual allegations and legal claims as the Massachusetts Laborers complaint on behalf of the same putative class. A third substantially similar purported class action complaint was filed on October 20, 2006 by Steven O. Scott, and a fourth substantially similar purported class action complaint was filed on November 1, 2006 by Cami Janzen-Guare. These complaints assert substantially the same factual allegations and legal claims as the Massachusetts Laborers’ complaint and were filed in the same court on behalf of the same putative class.
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Company expects that the existing four lawsuits, as well as any future purported class action lawsuits involving the same subject matter as the existing lawsuits, will be consolidated into a single civil action. Although the Company believes that the allegations in these cases are without merit and intends to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations.
Legislative or regulatory changes may adversely impact our business.
     The FDA has designated ThelinTM as an orphan drug under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to at least a seven-year exclusive marketing period in the United States for that product. In recent years Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, ThelinTM will face increased competition, which may decrease the amount of revenue we receive from these products.
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
Legislative changes or regulatory decisions in Europe may adversely impact our orphan drug status which may result in loss of revenues in the European Union.
     The European Commission has designated Thelin™ as an orphan drug. Orphan drug status precludes European regulators from approving marketing applications in the European Union for medicinal products that are chemically similar to Thelin™ for a period of ten years. We have been requested to provide information to support the designation of Thelin™ as an orphan drug in the E.U. If the European Commission amends its decision designating Thelin™ as an orphan drug, or if the European Commission decides not to renew the orphan drug designation of Thelin™ after the first five years following marketing approval, Thelin™ will lose its orphan drug status and European regulators may approve medicinal products that are chemically similar to Thelin™. In such case, the Company would need to rely on its existing patent protection to prevent the commercialization of competing products in the European Union. This protection presently extends to 2016, subject to any available extensions, and may be broader or narrower than that offered by orphan drug status, depending on the scope of patent claims applicable to Thelin™. If Thelin™ loses its orphan drug status in the European Union and existing patent claims applicable to Thelin™ cannot prevent commercialization of competing products, Thelin™ will face increased competition, which may decrease the amount of revenue we receive from Thelin™.
We face substantial competition that may result in others developing and commercializing products more successfully than we do.
     The biopharmaceutical industry is highly competitive. Our success will depend on our ability to develop products and apply technology and to establish and maintain a market for our products. Potential competitors in the U.S. and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing and financial resources. Accordingly, our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us or may obtain FDA and other applicable regulatory approval for products more rapidly than we are able.
     Based on industry research analysts, other pharmaceutical companies and our internal market research, we estimate that PAH afflicts approximately 100,000 to 200,000 individuals in the United States, Canada and Europe.
     Should we receive regulatory approval in the U.S., we will have significant competition from other companies for Thelin™ for the treatment of PAH. These include:
•	A number of companies have endothelin receptor antagonists, or ETRA, compounds either on the market, or in clinical development.
–	Actelion Ltd., a biotechnology company located in Switzerland, markets Tracleer® (bosentan) an oral compound for the treatment of PAH in the United States, Europe, Japan and other countries and they continue to develop bosentan for other indications.

Actelion’s compound, bosentan, will compete directly with Thelin™. Actelion sales of bosentan exceeded $500 million in 2005.

–	Myogen, Inc. is evaluating ambrisentan, an oral endothelin receptor antagonist, in PAH and has announced that it intends to file an NDA with the FDA in the fourth quarter of 2006. In early October, Gilead Sciences announced its intention to purchase Myogen in a cash transaction worth approximately $2.5 billion, which would give Gilead rights to market ambrisentan in the U.S. Earlier this year, Myogen licensed GSK the right to market ambrisentan in all territories outside the U.S. If Myogen’s compound, ambrisentan, receives regulatory approval, it will compete directly with Thelin™.

–	Abbott Laboratories is developing atrasentan for treatment of cancer and we cannot assure you that it will not compete with Thelin™.

–	Speedel is developing SPP301, which started Phase III clinical development for diabetic nephropathy in July 2005.
•	In addition to ETRA compounds, other agents are being marketed for the treatment of PAH.
–	Pfizer Inc. markets Revatio™ (sildenafil citrate) in PAH for patients in WHO Group I. We believe that phosphodiesterase type-5 inhibitors such as Revatio™ may be used as first-line therapy and as additive or combination therapy with endothelin antagonists.

–	Myogen markets Flolan® (epoprostenol), a vasodilator requiring continuous infusion through a central venous catheter and special infusion pump in the U.S. Outside the U.S., Flolan is marketed by GSK. Flolan is typically reserved by clinicians for patients with the most severe symptoms, WHO functional class IV status.

–	CoTherix, Inc. markets Ventavis® (iloprost), an inhalation solution for the treatment of PAH in WHO Group I, patients with NYHA Class III or IV symptoms in the U.S. Ventavis® is marketed outside the U.S. by Schering, A.G. or one of its subsidiaries. During clinical trials, Ventavis® was administered six to nine times a day.

–	United Therapeutics Corporation markets Remodulin® (treprostinil sodium injection), a prostaglandin analog that is required to be administered subcutaneously or intravenously through an infusion pump, and is also being studied for potential use through inhalation
     We have significant competition for Argatroban for the treatment of HIT. The products that compete with Argatroban include:
•	Refludan®, which was approved by the FDA in 1997 for the treatment of HIT; and

•	Angiomax®, which is approved for use in the U.S. as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty and for the treatment of HIT.
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
Item 6 . Exhibits

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

ENCYSIVE PHARMACEUTICALS INC.
November 9, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November 2006.

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