Form 10-K/A
period 2006-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2007-03-16
CIK 887023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-20117
Encysive Pharmaceuticals Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3532643
(State of Incorporation)	(I.R.S. Employer
Identification Number)
4848 Loop Central Drive, Suite 700
Houston, Texas 77081
(713) 796-8822
(Address and telephone number of principal executive offices and zip code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.005 per share	The NASDAQ Global Market
Preferred Stock Purchase Rights	The NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $249,431,000 as of June 30, 2006.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2007:

Title of Class	Number of Shares

Common Stock, $.005 par value	62,507,490
Documents incorporated by reference:

Document	Form 10-K Parts

Definitive Proxy Statement, to be filed within	III
120 days of December 31, 2006
(specified portions)

EXPLANATORY NOTE
     Encysive Pharmaceuticals Inc. (the “Company”) inadvertently omitted the conformed signature of KPMG LLP from both reports titled “Report of Independent Registered Public Accounting Firm” included in Item 15 of the Company’s Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007 (the “Original Form 10-K”). Both original reports were signed on the date indicated, but the filed version did not contain the conformed signatures.
     In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, the Company is (i) setting forth in this amendment the complete text of Item 15, as amended and (ii) filing, as exhibits, the consent of KPMG LLP and certain current dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.
     Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, except for the matter described above, this amendment does not change any previously reported financial results.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) 1. Index to Consolidated Financial Statements
     Reference is made to the Consolidated Financial Statements, the reports thereon, and the notes thereto commencing at Page F-1 of this Annual Report on Form 10-K/A. Set forth below is an index to such Financial Statements.
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
     (b) Exhibits
     See Item 15(a)(3) above.
     (c) Financial Statement Schedules
     None.

40

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 16th day of March, 2007.

ENCYSIVE PHARMACEUTICALS INC.

By:	/s/ Gordon h. Busenbark

Gordon H. Busenbark Chief Financial Officer

41

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Encysive Pharmaceuticals Inc.:
We have audited the accompanying consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encysive Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Notes 3 and 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ KPMG LLP
KPMG LLP

Houston, Texas
March 15, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Encysive Pharmaceuticals Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Encysive Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSCO). Encysive Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Encysive Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Encysive Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP

Houston, Texas
March 15, 2007

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$43,798	$127,913
Accounts receivable	5,211	5,337
Other current receivables	141	139
Inventory, net of reserve of $496 and $-0-	2,343	2,183
Prepaids	1,926	1,677

Total current assets	53,419	137,249
Equipment and leasehold improvements, net	5,976	4,942
Deferred debt origination costs, net of accumulated amortization of $1,202 and $538	3,461	4,125
Intangible and other assets, net of accumulated amortization of $685 and $580	281	386

Total assets	$63,137	$146,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,435	$3,218
Accrued expenses	22,133	21,645
Deferred revenue	1,286	1,288

Total current liabilities	26,854	26,151
Deferred revenue	—	1,286
Long-term debt	130,000	130,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.005 per share. 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. At December 31, 2006, 150,000,000 shares authorized; 62,660,802 shares issued, 62,447,802 outstanding. At December 31, 2005, 150,000,000 shares authorized, 58,869,398 shares issued, 58,656,398 outstanding	313	294
Additional paid-in capital	329,817	306,402
Deferred compensation expense	—	(2,834)
Treasury stock, 213,000 shares at December 31, 2006 and 2005	(1,602)	(1,602)
Accumulated other comprehensive income	33	—
Accumulated deficit	(422,278)	(312,995)

Total stockholders’ deficit	(93,717)	(10,735)

Total liabilities and stockholders’ (deficit) equity	$63,137	$146,702

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Royalty income	$17,386	$12,900	$10,648
License fees, milestones and grants	1,288	1,106	661
Research agreements	—	—	1,521
Sales	321	—	—

Total revenues	18,995	14,006	12,830

Expenses:
Cost of goods sold	94	—	—
Research and development	64,440	63,496	56,449
Sales and marketing	41,417	15,953	3,171
General and administrative	22,325	12,341	8,378

Total expenses	128,276	91,790	67,998

Operating loss	(109,281)	(77,784)	(55,168)
Investment income	3,811	4,683	1,479
Interest expense	(3,920)	(3,111)	(40)

Loss from continuing operations	(109,390)	(76,212)	(53,729)
Gain (loss) from discontinued operations	—	1,335	(931)

Loss before cumulative effect of change in accounting principle	(109,390)	(74,877)	(54,660)
Cumulative effect of change in accounting principle	107	—	—

Net loss applicable to common shares	$(109,283)	$(74,877)	$(54,660)
Other comprehensive income:
Foreign currency translation:
Unrealized gain	33	—	111
Less: reclassification adjustment for gains included in net loss	—	(189)	—
Comprehensive loss	$(109,250)	$(75,066)	$(54,549)

Loss per share:
Continuing operations, basic and diluted	$(1.86)	$(1.31)	$(1.00)
Discontinued operations, basic and diluted	—	0.02	(0.01)

Net loss per share basic and diluted	$(1.86)	$(1.29)	$(1.01)

Weighted average common shares used to compute net loss per share basic and diluted	58,630	57,959	53,942

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2006, 2005 and 2004
($ in thousands)

						Accumulated
			Additional	Deferred		Other		Total
	Common stock		Paid-in	Compensation	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Expense	Stock	Income	Deficit	Deficit
Balance at January 1, 2004	52,457,167	$262	$259,761	$(185)	$(1,602)	$78	$(183,458)	$74,856

Issuance of common stock for stock option exercises	994,122	5	4,751	—	—	—	—	4,756
Issuance of common stock in payment of expenses	64,965	1	630	—	—	—	—	631
Compensation expense related to stock options	—	—	67	—	—	—	—	67
Amortization of deferred compensation expense	—	—	—	219	—	—	—	219
Deferred compensation expense related to issuance of stock	15,000	—	163	(163)	—	—	—	—
Issuance of common stock in public offering	4,600,000	23	35,534	—	—	—	—	35,557
Net loss	—	—	—	—	—	—	(54,660)	(54,660)
Other comprehensive income	—	—	—	—	—	111	—	111

Balance at December 31, 2004	58,131,254	$291	$300,906	$(129)	$(1,602)	$189	$(238,118)	$61,537

Issuance of common stock for stock option exercises	407,948	2	1,737	—	—	—	—	1,739
Issuance of common stock in payment of expenses	61,030	—	687	—	—	—	—	687
Compensation expense related to stock options	—	—	46	—	—	—	—	46
Amortization of deferred compensation expense	—	—	—	322	—	—	—	322
Deferred compensation expense related to stock options	—	—	26	(26)	—	—	—	—
Deferred compensation expense related to issuance of stock	269,166	1	3,000	(3,001)	—	—	—	—
Net loss	—	—	—	—	—	—	(74,877)	(74,877)
Other comprehensive income	—	—	—	—	—	(189)	—	(189)

Balance at December 31, 2005	58,869,398	$294	$306,402	$(2,834)	$(1,602)	$—	$(312,995)	$(10,735)

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2006, 2005 and 2004
($ in thousands)

						Accumulated
			Additional	Deferred		Other		Total
	Common stock		Paid-in	Compensation	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Expense	Stock	Income	Deficit	Deficit
Balance at January 1, 2006	58,869,398	$294	$306,402	$(2,834)	$(1,602)	$—	$(312,995)	$(10,735)

Reclassification of deferred compensation	—	—	(2,834)	2,834	—	—	—	—
Issuance of common stock for stock option exercises	149,946	1	596	—	—	—	—	597
Deferred compensation expense related to issuance of stock	584,334	3	(3)	—	—	—	—	—
Issuance of common stock in payment of expenses	27,490	—	144	—	—	—	—	144
Cancellation of restricted shares	(56,717)	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	5,295	—	—	—	—	5,295
Amortization of deferred compensation expense	—	—	2,435	—	—	—	—	2,435
Issuance of common stock in a private offering	3,086,351	15	17,782	—	—	—	—	17.797
Net loss	—	—	—	—	—	—	(109,283)	(109,283)
Other comprehensive loss	—	—	—	—	—	33	—	33

Balance at December 31, 2006	62,660,802	$313	$329,817	—	$(1,602)	$33	$(422,278)	$(93,717)

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(109,283)	$(74,877)	$(54,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,121	1,218	730
Gain on disposition of discontinued operations	—	(1,743)	—
Loss from discontinued operations	—	408	931
Expenses paid with stock	144	687	631
Stock-based compensation expense	7,730	368	286
Loss on disposition of fixed assets and other assets	37	118	3
Amortization of discount/premium on investments	—	(14)	84
Amortization of debt issue costs	664	538	—
Decrease in interest receivable included in short-term and long-term investments	—	73	146
Changes in operating assets and liabilities:
Accounts receivable	127	(521)	(2,982)
Other current receivables	—	45	457
Prepaids	(243)	(841)	(129)
Inventory	(160)	(2,183)	—
Accounts payable and accrued expenses	695	10,352	7,072
Deferred revenue from unrelated party	(1,288)	894	(561)

Net cash used in continuing operations	(100,456)	(65,478)	(47,992)
Net cash used in discontinued operations	—	(603)	(1,545)

Net cash used in operating activities	(100,456)	(66,081)	(49,537)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,081)	(2,073)	(997)
Purchase of investments	—	(83,187)	(49,848)
Maturity of investments	—	106,100	46,833
Loan to discontinued operation	—	—	(1,119)
Investing activities of discontinued operation	—	—	(50)

Net cash provided by (used in) investing activities	(2,081)	20,840	(5,181)

Cash flows from financing activities:
Borrowing (repayment) of long-term debt	—	130,000	(6,000)
Proceeds from sale of common stock in public offering	—	—	35,557
Proceeds from sale of common stock in private offerings	17,797	—	—
Debt issue costs	—	(4,663)	—
Proceeds from option exercises	597	1,739	4,756
Financing activities of discontinued operation	—	—	1,119

Net cash provided by financing activities	18,394	127,076	35,432

Effect of exchange rate changes on cash	28	(52)	114

Net increase (decrease) in cash and cash equivalents	(84,115)	81,783	(19,172)
Cash and cash equivalents at beginning of year	127,913	46,130	65,302

Cash and cash equivalents at end of year	$43,798	$127,913	$46,130

Supplemental schedule of cash flow information:
Interest paid	3,256	1,626	40

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Liquidity and Management’s Plans
     The accompanying consolidated financial statements have been prepared assuming that Encysive Pharmaceuticals Inc. (the “Company” or “Encysive”), a Delaware corporation, will continue to operate as a going concern. The Company has sustained losses since its formation, and at December 31, 2006 had a stockholder’s deficit of $93,717,000. In order to continue as a going concern, the Company will need to receive additional funding, whether Thelin™ is approved by the U.S. Food and Drug Administration (“FDA”) or not. Management has entered into two financing arrangements, discussed below, to providing additional liquidity, however the Company will require additional funding, reduce its operating expenses, or both in order to continue to operate. There can be no assurance that such additional funding will be available on commercially acceptable terms.
     On October 19, 2006, the Company entered into a Common Stock Purchase Agreement, (the “Azimuth Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $75,000,000 of common stock, or 11,866,851 shares of the Company’s common stock as of October 19, 2006, whichever occurs first, over the 18-month term of the Azimuth Agreement. To date, the Company has closed two draw down requests under the Azimuth Agreement and has received aggregate gross proceeds of approximately $18 million and net proceeds of approximately $17.8 million after deducting estimated offering expenses. The Company has issued an aggregate of 3,086,351 shares of the Company’s common stock to Azimuth from the two draw down requests, and could issue up to an additional 8,780,500 shares under the terms of the Azimuth Agreement.
     On February 6, 2007, the Company’s wholly owned subsidiary, Argatroban Royalty Sub LLC, closed a private placement of $60 million in aggregate principal amount of promissory notes, to institutional investors. Net proceeds from the financing were approximately $56.6 million after transaction costs, of which $10 million was withheld from pending confirmation of treaty relief from U.K. withholding tax obligations. Once tax treaty relief is confirmed, the amount withheld will be released to the Company. If tax treaty relief is not received by March 23, 2008, the withheld amount will be used to pay interest on and principal of the promissory notes. For additional information, refer to Note 2, below.
     The Company has an effective shelf registration statement on Form S-3, under which it could issue additional common stock, debt, or other securities for gross aggregate proceeds of up to $95.5 million.
     These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.
(2) Subsequent Event
     On February 6, 2007, the Company, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Argatroban Royalty Sub LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of the Company (“Royalty Sub”), the rights of the Company to collect the Royalty Payments (defined below) payable to the Company under the Principal Documents (defined below), in exchange for approximately $56.6 million in cash, of which $10.0 million was deposited into a “Holdback Account” pending receipt of the U.K. Tax Confirmation (defined below), and a capital contribution by the Company to Royalty Sub in an amount equal to the excess of the agreed fair market value of the Royalty Payments over the amount of the cash portion of the purchase price. Also on February 6, 2007, Royalty Sub issued an aggregate principal amount of $60.0 million of its Argatroban PhaRMASM Secured 12% Notes due 2014 (the “Argatroban Notes”) to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
     The Royalty Payments arise under the (i) Product Development, License and Copromotion Agreement dated as of August 5, 1997, as amended (the “GSK License Agreement”), between GlaxoSmithKline plc, a public limited company organized in England (“GSK”), and the Company, (ii) Mitsubishi-TBC-SB Agreement dated as of August 5, 1997 (the “Three-Party Agreement”), among the Company, Mitsubishi Pharma Corporation, a Japanese corporation, and GSK and (iii) other related agreements (collectively with the GSK License Agreement and the Three-Party Agreement, the “Principal Documents”), and include the right to receive royalties and certain other payments (the “Royalty Payments”) from sales in the United States (including Puerto Rico and its other territories and possessions) and Canada (collectively, the “Territory”) of Argatroban. Argatroban is marketed and sold in the Territory by GSK. The purchase and sale agreement includes typical provisions regarding representations and warranties, affirmative and negative covenants consistent with the Company’s obligations under the Principal Documents, indemnification and other matters typically addressed in similar agreements.
     The Argatroban Notes are subject to an Indenture, dated as of February 6, 2007 (the “Indenture”), between Royalty Sub and U.S. Bank National Association, as Trustee (the “Trustee”). The Indenture provides for $60 million in aggregate principal amount of the Argatroban Notes. Except as described below, the Royalty Payments are the sole source of payment for the Argatroban Notes, and the Company is not an obligor or guarantor of the Argatroban Notes. Principal on the Argatroban Notes must be paid in full by the final legal maturity date of September 30, 2014, unless redeemed earlier. The interest rate applicable to the Argatroban Notes is 12% per annum (calculated on the basis of a 360-day year consisting of twelve 30-day months) and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 each year, beginning on March 30, 2007 (each, a “Payment Date”). The calculation date for

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
each such Payment Date will be the fifth business day immediately preceding such Payment Date (the “Calculation Date”). Non-payment of principal will not be an event of default prior to September 30, 2014.
     Funds in the Holdback Account will be used to pay interest on and principal of the Argatroban Notes (without any premium or penalty) if (x) by March 23, 2008, Royalty Sub has not obtained a confirmation from Her Majesty’s Revenue & Customs of the United Kingdom (“HMRC”) that, under the income tax treaty presently in force between the United Kingdom and the United States, either (i) no United Kingdom income tax is required to be withheld at source on the royalties in respect of sales of Argatroban in the Territory or (ii) if United Kingdom income tax is required to be withheld at source on such royalties, the Company or Royalty Sub is entitled to repayment from HMRC of such tax (the “U.K. Tax Confirmation”), or (y) prior to March 23, 2008, the Company furnishes an officer’s certificate to the Trustee evidencing that the HMRC has declined to furnish the U.K. Tax Confirmation. If United Kingdom income tax is withheld on the royalties paid, neither the Company nor Royalty Sub expects to recognize any reduction in U.S. income tax as a result of such United Kingdom income tax. If the HMRC declines to furnish the U.K. Tax Confirmation, Royalty Sub expects that GSK will withhold United Kingdom income tax on all Royalty Payments to Royalty Sub, including recovery or offset for taxes that should have been withheld from prior payments to Royalty Sub.
     The Royalty Payments, together with any funds made available from an account into which capital contributions will be made by the Company, if any, to Royalty Sub (the “Capital Account”) or the Holdback Account in limited circumstances, will be the sole source of payment of principal of, and interest on, the Argatroban Notes.
     The Argatroban Notes will be subject to redemption at the option of Royalty Sub on any Payment Date specified by Royalty Sub as provided below, upon payment of the redemption price of the Argatroban Notes to be redeemed (the “Redemption Price”), together with accrued and unpaid interest through the redemption date. The Redemption Price will be calculated as follows. If the applicable redemption of the Argatroban Notes occurs on or prior to December 30, 2007, the Redemption Price will be equal to the greater of (x) the outstanding principal balance of the Argatroban Notes being redeemed and (y) the present value, discounted at the rate on U.S. Treasury obligations with a comparable maturity to the remaining weighted average life of the Argatroban Notes plus 1.0%, of the principal payment amounts and interest at the rate applicable to the Argatroban Notes on the outstanding principal balance of the Argatroban Notes. If the applicable redemption of the Argatroban Notes occurs after December 30, 2007, the Redemption Price will be equal to the percentage of the outstanding principal balance of the Argatroban Notes being redeemed specified below for the period in which the redemption occurs:

Payment Dates (between indicated dates)	Redemption Percentage
From March 30, 2008 to and including December 30, 2008	106%
From March 30, 2009 to and including December 30, 2009	103%
From March 30, 2010 and thereafter	100%
     See Item 2.03 of the Company’s Current Report on Form 8-K, the contents of which are incorporated herein by reference, filed with the Securities and Exchange Commission on February 8, 2007 for a more complete description of the terms of the Indenture and the Argatroban Notes.
(3) Organization and Significant Accounting Policies
     (a) Organization
     The Company is a biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. During the third quarter of 2000, Encysive formed Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize Encysive’s selectin antagonists. In May 2005, the Company and the other shareholders of Revotar consummated a restructuring (the “Restructuring”) whereby the Company’s ownership of Revotar was initially reduced to approximately 14%. Subsequently, Revotar’s other stockholders purchased the Company’s remaining Revotar shares for nominal consideration. Financial statements included in this annual report on Form 10-K for prior-year periods have been reclassified to reflect the Restructuring, and report the results of Revotar under the caption “Gain (loss) on discontinued operations.” For additional information about the Restructuring, see Note 14. In 2004, the Company established Encysive (UK) Limited, a private company located in the United Kingdom (UK). In 2006, the Company established Encysive Germany GmbH, a private company located in Germany, Encysive Canada Inc., a private company formed in Canada, and Royalty Sub.
     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product, Argatroban, for which royalty income now goes to Royalty Sub, began during November 2000. Sales of Thelin™ (sitaxsentan sodium) in the U.K. and Germany began in the fourth quarter of 2006.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (b) Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), Encysive, L.P. (“ELP”), EP-ET, LLC, Encysive (UK) Limited, Encysive Germany GmbH, Encysive Canada, Inc. and Royalty Sub. All material intercompany balances and transactions have been eliminated.
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

	December 31, 2006	December 31, 2005
Cash and cash equivalents:
Demand and money market accounts	$807	$95
Corporate commercial paper	42,991	127,818

Total cash and cash equivalents	$43,798	$127,913

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
     (f) Inventory
     The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. The Company could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Inventory balances are relieved by the First-in First-out method. At December 31, 2006, the Company had $2.3 million of capitalized inventory costs, net of a reserve for obsolescence of $0.5 million.
     (g) Research and Development Costs
     All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, clinical trial expenses and other associated costs. Salaries and benefits in the years ended December 31, 2006, 2005 and 2004, of approximately $20,977,000, $12,723,000, and $9,457,000, respectively, were charged to research and development expenses. Payments related to the acquisition of in-process research and development are expensed as incurred.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (h) Net Loss Per Common Share
     Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years 2006, 2005 and 2004, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be antidilutive due to net losses.

	Year Ended December 31,
	2006	2005	2004
Weighted average shares used to compute basic and diluted net loss per common share	58,629,871	57,959,275	53,941,789

	Year Ended December 31,
	2006	2005	2004
Securities convertible into common Stock, not used because the effect would be antidilutive:
Stock options	5,614,455	5,340,142	4,585,799
Unvested restricted stock and phantom units	948,357	441,923	341,571
Reserved for conversion of Convertible Notes	9,322,001	9,322,001	—
Warrants	—	—	—

Total	15,884,813	15,104,066	4,927,370

     (i) Revenue Recognition
     Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company’s intellectual property are similarly deferred and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed. Revenue from sales of Thelin™ is recognized when product is shipped and title transfers to the customer. Sales revenue is reported net of discounts, allowances, and returns.
     (j) Debt Issue Costs
     The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $4,663,000 related to the issue of its 2.50% Convertible Senior Notes due 2012 (the “Convertible Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Convertible Notes through the date that the Company has the ability to call the Convertible Notes, March 20, 2010. Interest expense in the years ended December 31, 2006 and 2005, includes approximately $664,000 and $538,000, respectively in amortized debt issue costs. Remaining unamortized debt issue costs were approximately $3,461,000 at December 31, 2006. For additional information about the Convertible Notes, see Note 7.
     (k) Patent Application Costs
     Costs incurred in filing for, defending and maintaining patents are expensed as incurred.
     (l) Intangible and Other Assets
     Intangible and other assets primarily consists of an amount paid for a product approved by the United States Food and Drug Administration (“FDA”), which is being amortized on a straight-line basis over its estimated useful life. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense was approximately $106,000 in each of the years ended December 31, 2006,

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 and 2004, and management expects it to be approximately $106,000 per year through 2009. Amortization of intangible assets is included in research and development expenses in the consolidated statements of operations and comprehensive loss.
     (m) Treasury Stock
     Treasury stock is recorded at cost. On May 3, 2001, the Company announced a stock repurchase program to buy up to 3 million shares, or approximately 7 percent of the Company’s outstanding Common Stock over an 18-month period. Pursuant to the stock repurchase program, the Company repurchased 213,000 shares for net payments of approximately $1,602,000 during the year ended December 31, 2001. No shares were repurchased during the years ended December 31, 2006, 2005 and 2004.
     (n) Stock-based Compensation
     At December 31, 2006, the Company had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $5,294,000, or $ $0.09 per share basic and diluted, for the year ended December 31, 2006. See Note 9 for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
     Prior to the Company’s adoption of FAS 123R, if unvested shares of common stock were forfeited, the Company reversed any compensation expense that it had previously recorded on those shares at the time of forfeiture. Upon the adoption of FAS 123R, the Company will adjust the amount of expense recorded each period, based upon its estimate of future forfeitures. The cumulative effect of estimating future forfeitures of unvested common shares granted before January 1, 2006, was $107,000, which is reported as a cumulative effect of change in accounting principle during the year ended December 31, 2006.
     The following table illustrates the effect on net loss and loss per share in 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) to stock-based employee compensation ($ in thousands, except for per share data).

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(74,877)	$(54,660)
Add: Stock-based employee compensation expense included in reported net loss	46	67
Deduct: Total stock-based employee compensation expense determined under fair value method for all Awards	(4,891)	(3,374)
Pro forma net loss	(79,722)	(57,967)

Loss per share:

As reported, basic and diluted	$(1.29)	$(1.01)

Pro forma, basic and diluted	$(1.38)	$(1.07)

     (o) Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.
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
     (p) Impairment of Long-lived Assets
     As circumstances dictate, the Company evaluates the recoverability of its long-lived tangible and intangible assets by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.
     (q) Leases
     Certain of the Company’s lease agreements contain periods of rent abatement. The Company amortizes the effect of any such rent abatements over the term of the lease, using the straight-line method.
     (r) New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the new standard during the first quarter of 2007 as required. The effect of adoption of FIN 48 is not currently expected to be material.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, are material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance of SAB 108. The adoption of this bulletin did not have a material effect upon the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The guidance in FAS 157 will be applied prospectively with the exception of (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under FAS 133, which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective adoption). The Company intends to adopt the new standard during the first quarter of 2008. The Company is currently evaluating the impact of FAS 157 and does not expect that the adoption of FAS 157 will have a material impact on the Company’s consolidated financial statements.
(4) Receivables
     Accounts receivable at December 31, 2006 and 2005 primarily consisted of royalties receivable from GSK on sales of Argatroban. Royalty receivables are recorded at the invoiced amount and do not bear interest.
(5) Inventory
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

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Accrued Expenses
     At December 31, accrued expenses consisted of the following:

	2006	2005
Accrued compensation and benefits	$4,498	$2,794
Accrued research and development costs	11,498	14,629
Accrued interest on long-term debt	953	953
Accrued sales and marketing costs	1,676	1,165
Reserve for future Argatroban returns	1,149	900
Other accrued expenses	2,359	1,204

	$22,133	$21,645

(7) Long-Term Debt
     In March 2005, the Company issued $130,000,000 in Convertible Notes. The Company will pay 2.50% interest per annum on the Convertible Notes on March 15 and September 15 of each year, beginning September 15, 2005.
     Holders of the Convertible Notes may convert the Convertible Notes into shares of common stock at any time prior to the maturity date of the Convertible Notes at a conversion rate of 71.7077 shares of common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $13.95 per share, subject to adjustment as set forth in the indenture governing the Convertible Notes. In the event of certain types of fundamental changes, the Company will increase the number of shares issuable upon conversion or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Convertible Notes are convertible into shares of the acquiring or surviving company, or at the option of the Company, the Company may elect to pay the additional value represented by an increase in the conversion rate in cash to holders electing to convert their Convertible Notes. On or after March 20, 2010, the Company may redeem some or all of the Convertible Notes for cash at 100% of the principal amount plus accrued interest, if the trading price of the Company’s common stock exceeds 140% of the conversion price of the Convertible Notes then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which the redemption notice is mailed. Upon the occurrence of a fundamental change meeting certain conditions, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes.
     The Convertible Notes are senior unsecured obligations and rank equally in right of payment with any senior unsecured indebtedness that the Company may incur in the future. The Convertible Notes will be effectively subordinated to all future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables and senior in right of payment to any future subordinated indebtedness that the Company may incur.
(8) Capital Stock
     On October 19, 2006, the Company entered into the Azimuth Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $75,000,000 of the Company’s common stock, or 11,866,851 shares of the Company’s common stock, whichever occurs first, over the 18-month term of the Azimuth Agreement. As of December 19, 2006, the Company had closed two draw-down requests under the Azimuth Agreement and had received aggregate gross proceeds of approximately $18,000,000, and net proceeds of approximately $17,750,000 after deducting estimated offering expenses. The Company has issued an aggregate of 3,086,351 shares of the Company’s common stock to Azimuth pursuant to the two draw-down requests.
     In March 2005, the Company issued the Convertible Notes in the principal amount of $130,000,000. As the Convertible Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Convertible Notes, see Note 7.
     In September 2004, the Company sold 4,600,000 shares of common stock for $7.94 per share in an underwritten public offering. The net proceeds to the Company from this offering were approximately $35.6 million after deducting selling commissions and expenses of approximately $1.0 million related to the offering.
     The Company has reserved common stock for issuance as of December 31, 2006, as follows:

Stock option plans	7,714,051
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	17,036,052

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (a) Shareholders’ Rights Plan
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
(9) Share-Based Payments
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
     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 115,133 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1992 Plan.
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock, phantom units and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 731,703 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 382,500 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 6,440,965 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB25. Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of FAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized in 2006, included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     As a result of adopting FAS 123R, the charge to earnings from continuing operations and net earnings related to stock option grants in 2006, was $5,294,000. The impact of adopting FAS 123R on both basic and diluted earnings per share in 2006 was $0.09.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes share-based compensation recorded in 2006, 2005 and 2004 ($ in thousands):

	December 31,
	2006	2005	2004
Compensation expense recognized:
From stock options	$5,294	$—	$—
From restricted stock and phantom units	2,435	368	286
Cash received from stock options exercised	597	1,739	4,756
     The fair value of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed over the vesting life of the stock options using the straight-line method. Expected volatility is based on an average of (i) historical volatility of the Company’s stock, (ii) implied volatility from the Company’s convertible debt and (iii) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond for the month during which the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding. Share-based awards generally vest over a three-year period, and stock options have a contractual life of ten years.
     The per-share weighted average fair value of stock options granted during 2006, 2005 and 2004 was $4.34, $6.35 and $5.95, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	4.1%	2.9%
Expected volatility	64.8%	66.8%	73.6%
Expected life in years	3.90	4.91	4.83
     A summary of the Company’s stock option activity for years 2006, 2005 and 2004, was as follows:

			Weighted Average	Aggregate
	Stock	Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding at January 1, 2004	4,609,992	$6.09
Grants	1,069,750	9.81
Forfeited or expired	(96,667)	13.53
Exercises	(997,276)	4.82

Outstanding at December 31, 2004	4,585,799	7.09	6.49	$16,503
Grants	1,324,479	10.89
Forfeited or expired	(162,188)	13.02
Exercises	(407,948)	4.15

Outstanding at December 31, 2005	5,340,142	8.07	6.63	$8,235
Grants	572,958	8.30
Forfeited or expired	(148,699)	10.02
Exercises	(149,946)	3.94

Outstanding at December 31, 2006	5,614,455	$8.14	5.70	$1,496
Vested and expected to vest in the future at December 31, 2006	5,591,837	$8.13	0.24	$1,495
Exercisable at December 31, 2006	3,986,511	$7.43	4.82	$1,470
Available for grant at December 31, 2006	2,099,596

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted average grant date fair value of options granted and total intrinsic value of options exercised during year 2006, 2005 and 2004, was as follows:

	Year Ended December 31,
	2006	2005	2004
Grant date fair value	$2,458	$8,387	$6,369
Total intrinsic value of options exercised	519	2,874	4,950
     The fair value of unvested shares of restricted common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. A summary of the Company’s unvested restricted share activity for year 2006, 2005 and 2004 was as follows:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at January 1, 2004	529,334	$1.85
Grants	79,965	9.00
Vested	(267,728)	2.30
Forfeited	—

Unvested at December 31, 2004	341,571	3.16
Grants	340,523	11.08
Vested	(229,844)	4.12
Forfeited	(10,327)	6.21

Unvested at December 31, 2005	441,923	8.60
Grants	611,824	7.42
Vested	(173,355)	3.49
Forfeited	(56,717)	8.14

Unvested at December 30, 2006	823,675	$8.83
     The Company began granting phantom units in 2006 to certain of its non-U.S. employees. The fair value of unvested phantom units is determined based on the closing trading price of the Common Stock on the day before the grant date. A summary of the Company’s unvested phantom unit activity for the year ended December 31, 2006, was as follows:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at January 1, 2006
Grants	133,654	$4.10
Vested	—	—
Forfeited	(8,972)	4.18

Unvested at December, 2006	124,682	$4.10
     At December 31, 2006, there was $9.4 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which $5.0 million relates to stock options expected to be recognized over a weighted-average period of 1.2 years, and $4.4 million relates to unvested restricted shares and phantom units expected to be recognized over a weighted average period of 2.0 years.
(10) Income Taxes
     The Company did not incur any tax expense in any year due to operating losses and the related increase in the valuation allowance.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes is as follows ($ in thousands):

	December 31,
	2006	2005	2004
Computed “expected” tax expense	$(35,817)	$(26,207)	$(19,131)
Effect of:
Permanent differences	(1,052)	(385)	357
Expiration of loss carryforwards	703	30	—

Increase in valuation allowance	36,166	26,562	18,774

Tax expense	$—	$—	$—

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2006 and 2005, are as follows ($ in thousands):

	December 31,
	2006	2005
Loss carryforwards	$141,723	$108,631
Deferred compensation	2,958	228
Start-up costs	27	—
Property, plant and equipment	719	871
Deferred revenue	450	901
Capital loss	36	1,309
Accrued Liabilities	1,298	—
Other	2,606	1,712

Gross deferred tax assets	149,817	113,652
Valuation allowance	(149,817)	(113,652)

Net deferred tax assets	$—	$—

     At December 31, 2006 and 2005, the Company had net operating loss carryforwards of $404.9 million and $310.4 million, respectively. The Company has established a valuation allowance for the full amount of the resulting deferred tax assets as management does not believe that it is more likely than not that the Company will recover these assets. Utilization of the Company's net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. Approximately $2 million of our loss carryforwards expired in 2006. To the extent not utilized, the carryforwards will expire during the years beginning 2007 through 2026, of which approximately $4 million will expire in 2007.
     The difference between the increase in valuation allowance reported above, and the change in valuation allowance between December 31, 2006 and 2005, reflects the utilization of net operating losses from stock options. Approximately $5.9 million and $5.8 million of the total valuation allowance for years 2006 and 2005, respectively, relate to stock option compensation deductions. The tax benefits associated with stock option compensation deductions will be credited to equity when realized.
     In 2005 the Company cancelled its loan to Revotar in the amount of approximately $3.7 million, including accrued interest. This cancellation was treated as a capital loss in the 2005 provision resulting in a deferred tax asset of $1.9 million; however, when the tax return was filed, it was determined that the cancellation of this loan, and accrued interest, was an ordinary loss. The remaining $.036 million of capital loss resulted from the disposition of stock in subsidiaries.
     The $2.73 million increase in the Deferred Compensation component of the Company's deferred tax asset is a result of the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”).
     The Accrued Liabilities component of the Company's Deferred Tax Asset includes an adjustment for accrued liabilities relating to clinical trials for 2006 in the amount of approximately $3.7 million, resulting in a deferred tax asset of $1.3 million. There was not an adjustment in 2005 for clinical trials.
(11) Equipment and Leasehold Improvements
     Equipment and leasehold improvements consist of the following ($ in thousands):

	December 31,
	2006	2005
Furniture and equipment	$13,017	$11,316
Leasehold improvements	4,794	4,794

	17,811	16,110

Less accumulated depreciation and amortization	11,835	11,168

	$5,976	$4,942

     Depreciation and amortization expense related to equipment and leasehold improvements was $1,015,000, $1,113,000, and $626,000 in years 2006, 2005 and 2004, respectively.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes research and development of pharmaceutical products. As a result of the Restructuring, revenues from Germany have been included in the gain or loss from discontinued operations on the Company’s statements of operations. The following table summarizes the Company’s long-lived assets in different geographic locations ($ in thousands):

	December 31,
	2006	2005
Long-lived assets:
United States	$6,038	$5,328
United Kingdom	219	—

Total	$6,257	$5,328
     The following table summarizes the Company’s revenues in different geographic locations ($ in thousands):

	Year Ended
	2006	2005	2004
Long-lived assets:
United States	$18,674	$14,006	$12,831
United Kingdom	203	—	—
Germany	118	—	—

Total Revenues	18,995	14,006	12,831

Germany – discontinued operations	—	57	947
     The Company’s revenues are primarily derived from several customers, each of whom represents a significant percentage of total revenues. The following table summarizes the Company’s sources of revenues from its principal customers ($ in thousands):

	Year Ended
	2006	2005	2004
Customers:
GSK	$17,386	$12,900	$10,679
Schering-Plough	1,288	1,106	2,082
Other	321	—	100

Total	$18,995	$14,006	$12,831

(13) Research and License Agreements
     Under the terms of the Company’s agreement with ELP prior to the Acquisition, the Company provided, and was reimbursed for, research and development activities conducted on behalf of Encysive, L.P.
     The Company also received reimbursement for certain research costs pursuant to its agreements with GlaxoSmithKline, plc (“GSK”) (Note 15), Schering-Plough Ltd. and Schering Corporation (collectively “Schering-Plough”) and Revotar (Note 14).
     (a) Mitsubishi-Pharma Agreement
     Encysive has entered into an agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc. (“Mitsubishi”), to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban (the “Mitsubishi Agreement”). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2006, the Company had paid Mitsubishi approximately $2,385,000 in royalty payments under the Mitsubishi Agreement. The Company has also paid Mitsubishi a $500,000 milestone payment under the Mitsubishi Agreement. No additional milestone payments are payable to Mitsubishi under the Mitsubishi Agreement.
     Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement, or is insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner pursuant to the above-described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. If the Mitsubishi Agreement is terminated, the Company and Royalty Sub would lose all rights to Argatroban, including the right to receive revenues from the sale of Argatroban. Under the Mitsubishi Agreement, Encysive has access to a formulation patent granted in 1993, which expires in 2014 and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Mitsubishi further agreed to supply the Company with its requirements of Argatroban Active Pharmaceutical Ingredient (“API”) throughout the term of the Mitsubishi Agreement for the Company’s clinical testing and commercial sales of Argatroban in the U.S. and Canada. In the event Mitsubishi should discontinue the manufacture of Argatroban API, Mitsubishi and Encysive have agreed to discuss in good faith the means by which, and the party to whom, Argatroban API production technology will be transferred. The transferee may be a person or entity other than the Company. At present, Mitsubishi is the only manufacturer of Argatroban API. See Note 15.
     During the third quarter of 1997, the Company sublicensed certain rights to Argatroban to GSK. In conjunction with this agreement, the Company agreed to make certain payments to Mitsubishi, which are included in selling, general and administrative expenses, to pay an additional royalty to Mitsubishi, beginning January 1, 2002, and to provide access to certain Argatroban clinical data to Mitsubishi. In certain circumstances, Mitsubishi and Encysive will share equally in all upfront payments and royalties should Mitsubishi use Encysive’s regulatory documents and data for registration in certain territories. See Note 15.
     (b) Schering-Plough Research Collaboration and License Agreement
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
     Under the terms of the agreement, Schering-Plough obtains the exclusive worldwide rights to develop, manufacture and market all compounds from Encysive’s library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. Encysive will be responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported research at Encysive until June 30, 2004, and will be responsible for all costs associated with the worldwide product development program and commercialization of the compound. In addition to funding research costs, Schering-Plough paid Encysive an aggregate of $4 million in upfront license fees and milestone payments, and will pay the Company additional development milestones of $39 million regarding the development of VLA-4 antagonists, and $38 million regarding the development of a second integrin antagonist. The Company is not currently developing the second integrin antagonist. Schering-Plough will also pay the Company royalties on product sales resulting from the agreement. The upfront license fee is being amortized into revenue over the expected development period which is estimated to be through December 31, 2007, and the Company recognized $382,000 of the license fee as revenues in each of the years 2006, 2005 and 2004, respectively. On June 30, 2004 Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement, prior to which the Company had received approximately $13.3 million in research payments from Schering-Plough under the agreement. Schering-Plough can terminate the agreement upon 180 days written notice to the Company. If the agreement is terminated, Encysive will lose Schering-Plough’s funding for future development milestones and royalties on product sales resulting from the agreement.
     In June 2002, the Company achieved a milestone under the Schering-Plough agreement as a result of the nomination of an initial candidate for Schering-Plough’s further development. This milestone payment will be recognized into revenue over the expected development period, and approximately $179,000 was recognized as revenue during each of 2006, 2005 and 2004.
     In March 2005, the Company achieved a $2 million milestone under the Schering-Plough agreement, which will be recognized into revenue over the expected development period, of which approximately $727,000 and $545,000 was recognized during 2006 and 2005, respectively.
(14) Discontinued Foreign Subsidiary
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

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(15) Commercialization Agreement
     In connection with Encysive’s development and commercialization of Argatroban, in August 1997, Encysive entered into a Product Development, License and CoPromotion Agreement with GSK (the “GSK Agreement”) whereby GSK was granted exclusive rights to work with Encysive in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. Additional milestone payments may be earned upon the clinical development and FDA approval for the acute myocardial infarction indication. Future milestone payments for the acute myocardial infarction indication are subject to GSK’s agreement to market Argatroban for such indication. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for the acute myocardial infarction and stroke indications. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to Encysive and to the rights of Encysive to co-promote these products through its own sales force in certain circumstances. As of December 31, 2006, the Company had received approximately $48.2 million in royalty payments from GSK under the GSK Agreement. Encysive will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that Encysive must use its own sales force to commercialize any such indications. Any indications which Encysive elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by Encysive as a result of the agreement.
     At present, Mitsubishi is the only manufacturer of Argatroban API, and has entered into the Mitsubishi Supply Agreement with GSK to supply Argatroban API in order to meet GSK and Encysive’s needs for the production of Argatroban finished product. GSK has informed the Company that they have begun supplying Argatroban finished product from a manufacturing facility in the United Kingdom. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the Mitsubishi Supply Agreement provides for the nonexclusive transfer of the production technology for API to GSK. If GSK cannot commence manufacturing of Argatroban API or alternate sources of supply are unavailable or uneconomic, the Company’s results of operations would be materially and adversely affected.
     The GSK Agreement generally terminates on a country-by-country basis upon the earlier of the termination of Encysive’s rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country-by-country basis by giving Encysive at least three months written notice at any time before GSK first markets products in that country based on a reasonable determination by GSK that the commercial profile of the product in question would not justify continued development in that country. GSK has similar rights to terminate the GSK Agreement on a country-by-country basis after marketing has commenced. In addition, either party may terminate the GSK Agreement on 60 days notice if the other party defaults in its obligations under the agreement or is insolvent. If the GSK Agreement is terminated, Royalty Sub would no longer receive royalties from GSK’s sales of Argatroban.
     In December 2006, the Company sold its right to receive royalties on sales of Argatroban by GSK to Royalty Sub. GSK will pay all future royalties to Royalty Sub until the Argatroban Notes and accrued interest are repaid.
(16) 401(k) Plan
     The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 60% of their compensation, with a maximum of $15,000 per employee in 2006 The Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 for each dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Compensation Committee approved matching contributions on the catch-up contribution made by employees 50 years of age or older by the end of the plan year and the 401(k) plan was amended effective January 1, 2002. Total cost of the employer match was $542,000 and $218,000 in 2006, 2005 and 2004, respectively.
(17) Commitments and Contingencies
     (a) Employment agreements
     The Company has entered into employment agreements with certain officers and key employees. Additionally, the Company has signed agreements with 12 of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to 12 months to three years of annual base salary and annual cash bonus, if any. The base salary and annual bonus portion of the agreements would aggregate approximately $9.1 million at the rate of compensation in effect at December 31, 2006. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of 12 months to three years and reimbursement of certain legal expenses in conjunction with the agreements.
     (b) Lease Agreements
     In November 2004, the Company leased 40,730 square feet of office space in Houston, Texas, for the Company’s administrative, marketing, clinical development and regulatory departments. The lease expires on December 31, 2008, and can be extended at the Company’s option to December 31, 2009. The Company’s prior lease of 15,490 square feet of office space in Bellaire, Texas, which housed its administrative, marketing, clinical development and regulatory departments, expired July 31, 2005.
     The Company also leases 31,359 square feet of office and laboratory space in a building in Houston, Texas, for its research department, including a 21,621 square foot laboratory facility. The remaining area is being used for clinical development, computer modeling, storage space and additional offices for scientists. This lease expires in December 2008, and can be extended at the Company’s option to December 31, 2009.
     In 2006, the Company signed agreements to lease office space for its European operations in Uxbridge, U.K. and Munich, Germany, and subsequently leased office space in Milan, Italy and Paris, France. The agreements are of varying terms, and may be extended at the Company’s option upon prior written notice.
     The Company may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials. In addition, the Company may require additional office space to support the commercial launch of Thelin™ in Europe.
      For the years ended December 31, 2006, 2005 and 2004, rent and related building services totaled approximately $1,613,000, $1,686,000 and $1,310,000, respectively.
     At December 31, 2006, the Company’s minimum aggregate commitments under long-term, non-cancelable operating leases are as follows ($ in thousands):

2007	$1,983
2008	2,233
2009	177
2010	177
2011	162

$4,732

     (c) Litigation
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers action”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding the Company’s drug sitaxsentan sodium. The

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from February 19, 2004 through March 24, 2006. Three additional substantially similar putative class action lawsuits were filed in the weeks following September 26, 2006 and have since been consolidated with the Massachusetts Laborers action. It is possible that additional class action complaints regarding the same subject matter may be filed in the future. The Company expects that any future such complaints will be consolidated with the Massachusetts Laborers action.
     In addition, on November 22, 2006, a putative shareholder derivative action captioned Jadelis v. Given et al., Case No. 2006-CV-3713 was filed in the United States District Court for the Southern District of Texas, Houston Division (the “Jadelis action”). The Jadelis action contains essentially the same factual allegations as in the Massachusetts Laborers action, but purports to assert claims derivatively on behalf of the Company for breach of fiduciary duty, corporate waste, gross mismanagement, abuse of control, insider selling, contribution, and indemnification against Bruce D. Given, Richard A.F. Dixon, Stephen L. Mueller, John M. Pietruski, James T. Willerson, Ron J. Anderson, J. Kevin Buchi, Robert J. Cruikshank, John H. Dillon, II, Suzanne Oparil, and James A. Thompson. It is possible that additional shareholder derivative complaints regarding the same subject matter may be filed in the future. While the Jadelis action does not assert claims or seek damages against the Company itself, it does seek recovery of the plaintiff’s attorneys’ fees from the Company in the event the plaintiff’s lawsuit is successful.
     These litigation matters are in their early stages, and discovery has not yet begun. While we believe that the claims against the Company are without merit, litigation is subject to inherent uncertainties, and an adverse result in these matters could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations. The Company also has indemnification obligations to some or all of the individual defendants identified above. The Company is currently unable to estimate the likelihood of an unfavorable result in the above-mentioned litigation matters or the maximum potential amount of future payments under the indemnifications or otherwise in connection with liability under the purported shareholder class action lawsuits or shareholder derivative lawsuits due to the inherent uncertainties involved in such litigation. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome in these matters, should it not prevail, for claims covered by the insurance coverage.
     The Company anticipates that additional shareholder derivative lawsuits regarding the same subject matter may be filed in federal and/or state court during the upcoming months.
     The Consolidated Financial Statements do not include a contingency related to the ongoing litigation, as it is not possible to estimate the Company’s damages, if it were to be found liable.
     (d) Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities in other areas outside the U.S. that are denominated in a foreign currency. To date, these currencies have not fluctuated materially.
     (e) Other Contingencies
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

(18) Quarterly Financial Data (Unaudited)
     The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

Unaudited — See accompanying Accountant’s Report

	Year Ended December 31, 2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$3,561	$3,662	$6,332	$5,440
Gross profit	3,561	3,662	6,318	5,360
Operating loss	(30,396)	(28,145)	(25,332)	(25,408)
Loss before cumulative effect of change in Accounting principle	(30,077)	(28,038)	(25,474)	(25,801)
Net loss	(29,970)	(28,038)	(25,474)	(25,801)

Net loss per share data:
Basic and diluted	$(0.51)	$(0.48)	$(0.44)	$(0.44)

	Year Ended December 31, 2005
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$2,486	$2,976	$2,965	$5,579
Operating loss	(17,540)	(21,258)	(19,205)	(19,781)
Loss from continuing operations	(17,117)	(20,895)	(18,829)	(19,371)
Gain (loss) from discontinued operations	(326)	1,661	—	—
Net loss	(17,443)	(19,234)	(18,829)	(19,371)

Net loss per share data:
Basic and diluted	$(0.30)	$(0.33)	$(0.32)	$(0.33)
     Because of the method used in calculating per share data, the quarterly per share data will not necessarily total to the per share data as computed for the year. Periods prior to the Restructuring have been restated to reflect the status of Revotar as a discontinued operation, with no change in reported net loss.

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

3.1	-	Restated Certificate of Incorporation dated September 17, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. /000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.

3.2	-	Certificate of Amendment to Certificate of Incorporation of Encysive Pharmaceuticals Inc., dated May 11, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-125154) filed May 23, 2005.

3.3	-	Amended and Restated By-laws of Encysive Pharmaceuticals Inc. adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 1996).

3.4	-	Amendment to Article II of By-laws adopted June 29, 2000 (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

4.1	-	Rights Agreement, dated as of January 2, 2002, between Encysive Pharmaceuticals Inc. and The Bank of New York, as Rights Agent, including exhibits thereto. (incorporated by reference to Exhibit 1 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.2	-	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.3	-	Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005.

4.4	-	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005.

4.5	-	Indenture, dated as of February 6, 2007, between Royalty Sub and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 12% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 8, 2007).

10.1+	-	Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended)).

10.2+	-	Eighth amendment dated March 8, 2007 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.2 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2006, filed with the Commission on March 16, 2007).

10.3+	-	Termination Agreement between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. dated March 21, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.4+	-	Termination Agreement between Encysive Pharmaceuticals Inc. and Richard A. F. Dixon dated March 17, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.5+	-	Termination Agreement dated as of October 24, 2005 made by and between Encysive Pharmaceuticals Inc. and Gordon H. Busenbark, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 000-20117) filed November 1, 2005.

10.6+	-	Termination Agreement dated as of October 25, 2005 made by and between Encysive Pharmaceuticals Inc. and George W. Cole, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 000-20117) filed November 14, 2005.

10.7+	-	Termination Agreement between Encysive Pharmaceuticals Inc. and Stephen L. Mueller dated March 20, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.8+	-	Transition Agreement dated March 30, 2006 between the Company and Stephen L. Mueller (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2006, filed with the Commission on August 9, 2006).

10.9+	-	Termination Agreement dated as of September 10, 2003 made by and between Encysive Pharmaceuticals Inc. and Terrance C. Coyne, M.D. incorporated by reference to exhibit 99.2 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.10+	-	Separation Agreement and Release dated July 6, 2006 between the Company and Terrance C. Coyne, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2006, filed with the Commission on August 9, 2006).

10.11+	-	Termination Agreement dated as of June 2, 2003 made by and between Encysive Pharmaceuticals Inc. and Derek J. Maetzold, incorporated by reference to exhibit 99.3 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.12+	-	Form of Indemnification Agreement between Encysive Pharmaceuticals Inc. and its officers and directors dated March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2001, filed with the Commission on March 29, 2002).

Exhibit
Number		Description of Exhibit

10.13+	-	Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.14+	-	Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.15+	-	Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.16+	-	1995 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.17+	-	Amendment to the 1995 Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.62 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.18+	-	Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

10.19+	-	Amendment to the 1995 Non-Employee Director Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.20+	-	Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan, dated March 6, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-41864) filed with the commission on July 20, 2000).

10.21+	-	Amendment to the Encysive Pharmaceuticals Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 14, 2003).

10.22+	-	Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 7, 2004).

10.23+	-	Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

10.24+	-	Form of Option Agreement for Non-Qualified Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

10.25+	-	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees without a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed December 12, 2005).

10.26+	-	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees with a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed December 12, 2005).

10.27+	-	Retirements Benefits Policy for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed January 31, 2006).

10.28+	-	Retirements Benefits Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed January 31, 2006).

10.29	-	Lease Agreement dated, February 24, 1995, between Encysive Pharmaceuticals Inc. and Doctors Center, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.30	-	Third Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.31	-	Lease Agreement dated February 20, 2002, between Encysive Pharmaceuticals Inc. and FRM West Loop Associates #6, LTD (incorporated by reference to Exhibit 10.22 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.32	-	Lease Agreement dated November 18, 2004, between Encysive Pharmaceuticals Inc. and W9/LWS II Real Estate Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 24, 2004.

10.33	-	Fourth Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2005, filed with the Commission on March 13, 2006).

Exhibit
Number		Description of Exhibit

10.34*	-	Sublicense and License Agreement dated May 27, 1993, between Company and Genentech, Inc., together with exhibits (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1993, and incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q/A-1 (Commission File No. 0-20117) for the quarter ended June 30, 1993).

10.35	-	Agreement between Mitsubishi Chemical Corporation, Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.36*	-	Product Development License and Co-Promotion Agreement between Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.37*	-	License Agreement between Encysive Pharmaceuticals Inc. and Revotar Biopharmaceuticals AG. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed on June 27, 2005

10.38*	-	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering-Plough LTD. dated June 30, 2000 (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.39	-	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering Corporation dated June 30, 2000 (incorporated by reference to Exhibit 99.9 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.40	-	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd. dated October 19, 2006. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on October 20, 2006).

14.1	-	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2005, filed with the Commission on March 13, 2006)

21.1	-	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2006, filed with the Commission on March 16, 2007).

23.1†	-	Consent of Independent Registered Public Accounting Firm.

31.1†	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2†	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1†	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

†	Filed herewith.