Form 10-K
period 2006-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2007-03-16
CIK 887023

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
120 days of December 31, 2006
(specified portions)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ “target,” “seek,” “project,” ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: unexpected delays in regulatory approval of Thelin™ (sitaxsentan sodium) by the United States Food and Drug Administration, or FDA, in the U.S. and our other products under development; the unpredictability of the duration and results of regulatory review of new drug applications and investigational new drug applications by the FDA and national regulatory authorities in Canada; the high cost and uncertainty of the research, clinical trials and other development activities involving our products and compounds; timing and outcome of regulatory action on competing products; possible delays in the timelines for initiating clinical trials and obtaining results of clinical trials with respect to our products under development, including TBC3711; decisions by the FDA regarding whether and when to approve our New Drug Application, or NDA, for Thelin™; market acceptance of Thelin™ in the European Union, or EU, and Australia, and the actual rate of acceptance; the availability of sufficient funds to continue our research and development efforts and to repay our outstanding indebtedness; the availability of sufficient funds to commercialize Thelin™ in the U.S. should it be approved by the FDA; reduced estimates of patient populations and diagnosis rates of patients with pulmonary arterial hypertension; the impact of reimbursement policies and governmental regulation of prices for Thelin™ in the EU and Australia; our ability to predict revenues from Thelin™ and expense levels in 2007 and beyond; the impact of existing and future EU regulatory provisions on product exclusivity, including orphan drug exclusivity for Thelin™, the impact of legislation or regulations in countries within the EU and in Australia affecting Thelin™’s pricing, reimbursement or access; the scope of our patents and challenges by others of the scope of our patents; our ability to attract and retain qualified personnel; the impact of competitive products on Thelin™ and Argatroban sales; the ability of our subsidiary to repay the notes secured by royalties on the sales of Argatroban; the impact of strategic relationships among our competitors; the breadth of approved labeling for approved products; the speed with which reimbursement and pricing approvals, and product launches for Thelin™ may be achieved in the EU, Australia and in other countries where Thelin™ may be approved; difficulties or delays in importing, manufacturing, packaging or distributing Thelin™ in the EU, Australia and in other countries where Thelin™ may be approved; our ability to raise additional capital to fund cash requirements for future operations; our ability to earn a profit from sales or licenses of Thelin™ or other drug candidates; our ability to establish future collaborative arrangements or licenses; and the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing us such as those set forth in “Item 1A – Risk Factors” below.
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

PART I
ITEM 1 — BUSINESS
Overview
     Encysive Pharmaceuticals Inc. is a global biopharmaceutical company that engages in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. We focus our research and development programs predominantly on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, which is licensed to and marketed by GlaxoSmithKline plc, or GSK in the U.S. and Canada. Our lead drug candidate, Thelin™ (sitaxsentan sodium), is an endothelin receptor antagonist we developed for the treatment of pulmonary arterial hypertension, or PAH. Thelin™ has received marketing authorization in the EU and Australia and is under review by the FDA in the United States and by national regulatory authorities in Canada.
     We have three additional compounds in clinical development: the next generation endothelin receptor antagonist, TBC3711; TBC4746, a very late antigen-4, or VLA-4, antagonist licensed to Schering Corporation and Schering-Plough Ltd., or collectively, Schering-Plough; and bimosiamose, a selectin antagonist licensed to Revotar Biopharmaceuticals AG, or Revotar, our former majority-owned German subsidiary.
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
Marketed Products
Thelin™
Pulmonary Arterial Hypertension
     PAH is a chronic, life-threatening disease characterized by vasoconstriction (narrowing of blood vessels) leading to the lungs, which results in very high blood pressure in the pulmonary arteries as the heart struggles to pump blood to the lungs. PAH patients suffer from a variety of symptoms, including shortness of breath and fatigue and, as the disease progresses, are less able to perform simple activities of living such as walking short distances or up a flight of stairs. In addition, the long-term chronic increase in pulmonary blood pressure often leads to an inability of the heart to pump blood adequately throughout the lungs and body, frequently resulting in death. PAH may be a primary condition, perhaps caused by genetic factors or unknown causes, or secondary to other diseases like autoimmune diseases (such as scleroderma or lupus), congenital heart disease, HIV infection or cirrhosis of the liver. Based on both industry research and our internal market research, we estimate that PAH afflicts approximately 100,000 to 200,000 individuals, mostly women, in the United States, Canada and Europe.
The Role of Endothelin Antagonists in PAH
     Endothelin is a substance produced in humans that is believed to play a critical role in the control of blood flow. The action of endothelin can be explained by its interactions on cell surfaces with two distinct receptor subtypes, the endothelin-A, or ETA, and endothelin-B, or ETB, receptors. In general, ETA receptors are associated with vasoconstriction, while ETB receptors are primarily associated with vasodilation (widening of blood vessels). There is substantial evidence that endothelin is involved in a variety of other diseases where blood flow is important. These include diseases that result from severe vasoconstriction, congestive heart failure and certain types of hypertension.
     Our research program has developed small molecules that inhibit the binding of endothelin to its cell surface receptors. Our scientists believe that agents which specifically block ETA receptors may provide the best clinical utility and safety versus those non-specific agents which block both ETA and ETB receptors.
     Thelin™ (sitaxsentan sodium) is a highly-selective oral ETA receptor antagonist dosed once a day for the treatment of PAH. In August 2006, Thelin™ was approved by the European Commission, or EC, for use in patients with pulmonary arterial hypertension classified as World Health Organization, or WHO, functional class III, to improve exercise capacity, as well as in primary pulmonary hypertension and in pulmonary hypertension associated with connective tissue disease. After the EC approved Thelin™ for marketing and sale in the EU, we started to build the necessary commercial infrastructure, including the establishment of country sales organizations and the negotiation of third party distributor relationships, to promote and sell Thelin™ in various countries of the EU. The centralized licensing procedure of the European Agency for the Evaluation of Medicinal Products, or EMEA, permits us to market Thelin™ in all 27 member states of the EU, however in most of the EU countries we must negotiate pricing and reimbursement prior to commercial launch. In the fourth quarter of 2006, we made Thelin™ commercially available in the United Kingdom, or U.K., and Germany. We anticipate subsequent product launches of Thelin™ in other EU countries, including Ireland, the Netherlands, Spain, France and Italy, as their respective national governments approve pricing and reimbursement. On March 7, 2007, we announced that the Australian Therapeutic Goods Administration, or TGA, had granted marketing approval for ThelinTM 100 mg tablets as a once daily oral treatment for patients with PAH. Our next step will be to apply for reimbursement in Australia and make a final decision on whether or not to add our own commercial infrastructure or commercialize through a third party.
     Thelin™ is also under review by the FDA in the United States and by the Therapeutic Products Directorate, or TPD, of Health Canada. In March 2006, we received an Approvable Letter from the FDA, or the March Approvable Letter, pursuant to which the FDA identified several concerns and observations that were required to be resolved before the drug could be approved, including the option of conducting additional clinical trial work. In May 2006, the FDA accepted for review our complete response to the concerns and observations noted in the March Approvable Letter, and designated the submission as a Class 1 review. A new Prescription Drug User Fee Act, or PDUFA, target action date of July 24, 2006, was established. On July 24, 2006, we received a second Approvable Letter, or the July Approvable Letter, pursuant to which the FDA identified one of the substantive items raised in the March Approvable Letter as remaining unresolved. The FDA again offered the alternative of conducting additional clinical work. Following discussions with the FDA, we submitted a complete response to the July Approvable Letter, which was accepted by the FDA on December 28, 2006. Our resubmission was designated by the FDA as a Class 2 review, and assigned a new PDUFA target action date of June 15, 2007. On October 10, 2005, we submitted an NDA for Thelin™ in Canada that is currently under active review. We cannot assure you that Thelin™ will be approved for marketing in the U.S. or Canada.
     During 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the EC. Orphan drug designation grants exclusivity to Thelin™ upon product approval for seven years in the U.S. and ten years in the EU. We anticipate that patent protection for Thelin™ may extend beyond expiration of orphan drug exclusivity in the U.S. and the EU. During 2006, the EMEA requested additional information from us to support the orphan drug designation for Thelin™ and we have responded to that request. At this time, we cannot assure you that Thelin™ will maintain orphan drug designation and its associated exclusivity in the EU for the full 10 year period.
     We have established central EU commercial operations near London, England, with regional sales offices established in Germany, France and Italy. We will evaluate the need to add additional infrastructure and commercial support as reimbursement is obtained in countries where Thelin™ is approved. We will also evaluate the need for commercial infrastructure and support worldwide if Thelin™ receives regulatory approval and reimbursement in other countries. In some markets, we may choose to use third parties to distribute Thelin™, or to provide other services such as reimbursement and/or sales support.
     In anticipation of approval of Thelin™ by the FDA, we have hired and trained a U.S. sales force, formed a commercialization infrastructure and initiated other market launch preparation activities in the U.S. If Thelin™ is approved in the U.S., we will rely on a network of third party logistics providers and specialty pharmacies to distribute Thelin™ to patients. This network will require significant coordination with our sales and marketing, third party reimbursement, medical affairs and finance organizations, and will provide services such as reimbursement assistance, patient education and counseling to monitor compliance. In anticipation of marketing approval of Thelin™ by the Canadian TPD, we have started to build a commercial presence in Canada.
Argatroban
     Argatroban, licensed from Mitsubishi Pharma Corporation, or Mitsubishi, and developed in North America by us, is a synthetic direct thrombin inhibitor that was approved by the FDA in 2000. It is indicated as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT, and as an anticoagulant in patients with or at risk for HIT undergoing percutaneous coronary intervention, or PCI. Argatroban was approved in Canada in 2001 for use as an anticoagulant therapy in patients with HIT syndrome. We have licenses to a formulation patent, which expires in 2014, and a manufacturing process patent that expires in 2017. The composition of matter patent has expired. We are not aware of any regulatory submissions by other parties for generic compounds that could compete with Argatroban. Argatroban is marketed and sold by GSK in the U.S. and Canada under a license agreement whereby our subsidiary described below receives royalties on sales. In 2006, we earned royalties from the sales of Argatroban totaling $17.4 million. See “Collaborations and License Agreements – GlaxoSmithKline.”
     On February 6, 2007, our wholly owned subsidiary, Argatroban Royalty Sub LLC, or Royalty Sub, closed a private placement of $60 million in aggregate principal amount of promissory notes, or the Argatroban Notes, to institutional investors. The Argatroban Notes are secured by royalties to be paid from sales of Argatroban and by a pledge by us of the stock of Royalty Sub. All interest and principal payments on the Argatroban Notes will be made solely from royalties and other payments payable under the license agreement with GSK, all of which have been transferred to Royalty Sub. The Argatroban Notes are non-recourse and non-convertible and have not been guaranteed by us. Royalty Sub will receive all royalties on the sales of Argatroban until the Argatroban Notes have been repaid in full; therefore, future royalties will not be available to fund our operations.
     The Argatroban Notes bear interest at 12% per annum payable quarterly beginning March 30, 2007. If the Argatroban royalties received for any quarter exceed the interest payments and expenses due for that quarter, the excess will be applied to the repayment of principal of the Argatroban Notes until the Argatroban Notes have been paid in full. Any portion of the principal amount of the Argatroban Notes not repaid on or before the legal final maturity date of September 30, 2014, will be payable on that date. In addition, the Argatroban Notes may be redeemed at our option on any quarterly payment date, subject to the payment of a make-whole payment (if the redemption occurs on or before December 30, 2007) or a redemption premium (if repaid after December 30, 2007, and before March 30, 2010). On and after March 30, 2010, the Argatroban Notes may be redeemed without premium. Once the Argatroban Notes are repaid in full, Royalty Sub will retain all royalty and other payments due under the license agreement with GSK.
     Net proceeds to us from the financing were approximately $56 million after deducting transaction costs, of which $10 million was withheld from us pending confirmation of treaty relief from U.K. withholding tax obligations. Once tax treaty relief is confirmed, the amount withheld will be released to us. If tax treaty relief is not received by March 23, 2008, the amount withheld will be used to pay interest on and principal of the Argatroban Notes. See Note 2 to the Consolidated Financial Statements included herein for a more complete description of the terms of the Argatroban Notes.
Research and Development
Clinical Development Programs
     To date, we have conducted clinical studies with Thelin™ in three diseases – congestive heart failure, essential hypertension and PAH. Our current clinical development programs for Thelin™ include plans to develop oral Thelin™ more broadly in PAH and to explore other indications for both intravenous and oral Thelin™. We continue to study oral Thelin™ in PAH in the STRIDE-3 continuation trial, and in March 2006, we initiated a trial to study oral Thelin™ as a treatment for diastolic heart failure. We will also be conducting additional clinical trials with oral Thelin™ as part of our post approval commitments to the EMEA. These trials will include a study of PAH combination therapy involving Thelin™ and sildenafil, and a pediatric clinical trial for Thelin™ in PAH. In November 2006, we presented data for an intravenous formulation of Thelin™ being studied in patients undergoing cardiac bypass procedures. The trial demonstrated that intravenous Thelin™ prevented the post-operative increase in pulmonary arterial pressure that is believed to be associated with increased morbidity and mortality in patients shortly after cardiac bypass surgery.
     TBC3711 is our second-generation endothelin antagonist and next clinical candidate. We believe TBC3711 is more selective and more potent than Thelin™, with the potential to treat PAH and other diseases. TBC3711 has completed two Phase I clinical studies. In January 2006, we announced the initiation of a 12-week, multi-center, randomized, double-blind, placebo controlled Phase II dose ranging study to evaluate four once-daily, oral doses of TBC3711 in patients with diagnosed resistant hypertension. On March 23, 2006, the FDA placed the study on clinical hold and all clinical trials for TBC3711 were suspended. The clinical hold resulted from a finding in an earlier animal study involving dosing with intravenous TBC3711. The finding occurred in a single rat that displayed abnormalities at baseline. On December 7, 2006, we received clearance from the FDA to resume clinical testing with TBC3711, including its oral and intravenous formulations. We expect to resume Phase II clinical testing in the second quarter of 2007, and are evaluating the study of TBC3711 in several potential indications.
     In 2000, we entered into a worldwide research collaboration and license agreement with Schering-Plough to discover, develop and commercialize VLA-4 antagonists. Schering-Plough has completed pre-clinical development with TBC4746, an oral VLA-4 antagonist, and has informed us that they have initiated studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. We could receive development milestone payments if this compound progresses through the clinical trial phases and will receive royalties on product sales should TBC4746 reach the market. In March 2005, the initiation of clinical studies of TBC4746 by Schering-Plough triggered a milestone payment to us that together with previously received upfront license fees and milestone payments aggregate to $6 million. See “Collaborations and License Agreements – Schering-Plough.”
     We have licensed to Revotar all rights to bimosiamose, a selectin antagonist discovered by us. Bimosiamose is designed to block inflammatory cells from leaving the vascular space to travel to tissue sites of inflammation. In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization in an arrangement referred to as the “Restructuring.” As a result, we are no longer funding any drug development activities at Revotar. For additional information about the Restructuring, see Note 14 to the Consolidated Financial Statements included herein.
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
     We have also developed expertise in pharmacologically intervening in the intravascular inflammatory cascade, representing a second set of intravascular targets. Bimosiamose and TBC4746 are examples of drug candidates that we designed to target two distinct steps in this cascade, the selectins and VLA-4, respectively. Some of the targets in this cascade are GPCRs. Thus, we believe that our focus on endothelial cell and related vascular biology has opened up a broad range of disease targets with high unmet medical need.
     We are also studying three new compounds in oral microdosing studies in humans to assess pharmacokinetics. An intravenous form of one of these compounds is expected to enter Phase I trials in 2007. In addition, we are conducting final preclinical toxicology testing of our Chemokine C-motif Receptor 9, or CCR9 receptor antagonist, and anticipate the submission of an Investigational New Drug, or IND, application in 2007.
Collaborations and Licensing Agreements
     We have established collaborations with a number of corporations, research institutions and scientists to further our research and development objectives and expedite the commercialization of our products. Our major licensing and collaboration agreements are summarized below.
Mitsubishi Pharma Corporation
     We entered into an agreement in 1993 to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sub licensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2006, we had paid Mitsubishi approximately $2,385,000 in royalty payments under the agreement. We have also paid Mitsubishi a $500,000 milestone payment in 1997 under the agreement and no additional milestone payments are payable to Mitsubishi under the agreement. We have agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 1997, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries and in 2006 we began receiving royalties from Mitsubishi based on European sales. Either party may terminate the agreement if the other party defaults in its material obligations under the agreement or becomes insolvent, or if a substantial portion of its property is subject to levy, and such default or event of default is not cured in 60 days. Unless terminated sooner, the agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we and Royalty Sub would lose all rights to Argatroban, including the right to receive revenues from the sale of Argatroban. The Mitsubishi composition of matter patent on Argatroban has expired. Under the agreement, we have access to a formulation patent granted in the U.S. in 1993, which has been extended and now expires in 2014 and a process patent that expires in 2017. Argatroban received FDA approval on June 30, 2000, and enjoyed market exclusivity under the Hatch-Waxman Act until June 30, 2005. Since we no longer have the protection of a composition of matter patent or Hatch-Waxman market exclusivity, it is possible that generic manufacturers may be able to produce Argatroban without violating Argatroban’s formulation or process patents.
GlaxoSmithKline
     In connection with our development and commercialization of Argatroban, in August 1997, we entered into an agreement with GSK whereby GSK was granted an exclusive sublicense in the U.S. and Canada for the indications of Argatroban that we have licensed from Mitsubishi. GSK paid $8.5 million in upfront license fees and $12.5 million in milestone payments, all of which were reported as revenues in the years prior to and including 2000. No additional license fees or milestone payments are payable to us by GSK under the agreement. As of December 31, 2006, we had received approximately $48.2 million in royalty payments from GSK.
     The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as PCI) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except that costs of Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. We will retain the rights to any indications that GSK determines it does not wish to pursue, provided that we do not grant marketing rights to any third parties, and that we use our own sales force to commercialize any such indications. Any indications that GSK and Encysive elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and Encysive to commercialize these indications at Encysive’s election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use and, if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK’s right to commercialize the indication, with GSK having the first opportunity to commercialize. We do not presently plan to develop Argatroban for any additional indications. In connection with the issuance of the Argatroban Notes, we agreed not to submit any proposals to the joint development committee or exercise any of our co-promotion rights under the agreement with GSK.
     The agreement with GSK generally terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country-by-country basis by giving us at least three months written notice that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the agreement on 60 days notice if the other party defaults in its obligations under the agreement or becomes insolvent. If our agreement with GSK is terminated, Royalty Sub would no longer receive royalties from GSK’s sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban.
     At present, Mitsubishi is the only manufacturer of Argatroban’s active pharmaceutical ingredient, or API, and has entered into an agreement with GSK to supply Argatroban API in bulk to meet GSK’s needs in the production of the Argatroban finished product. GSK has informed us that they have begun supplying Argatroban finished product from their manufacturing facility in the United Kingdom. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the agreement provides for the nonexclusive transfer of the production technology for API to GSK.
Schering-Plough
     In June 2000, we and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. In addition to funding research costs, Schering-Plough paid us an aggregate of $6 million in upfront license fees and milestone payments, and may pay us additional development milestones of $37 million for the development of VLA-4 antagonists. Schering-Plough will also pay us royalties if product sales result from the agreement. We have received approximately $13.3 million in research payments from Schering-Plough under the agreement. Subsequently, during 2005, the research phase was completed and a VLA-4 antagonist, TBC4746, moved into clinical development. See Note 13 to the Consolidated Financial Statements included herein for a discussion of this transaction. Under the terms of the agreement, Schering-Plough is responsible for further development of VLA-4 antagonists, and in 2005 initiated a study of TBC4746 in human volunteers, for which we received a milestone payment. If this agreement is terminated, we will lose Schering-Plough’s funding for development milestones and royalties on product sales resulting from the agreement.
Revotar Biopharmaceuticals, AG
     During September 2000, Revotar was formed and we transferred to Revotar certain development and commercialization rights to our bimosiamose selectin antagonist program as well as rights to other proprietary technology. In April 2005, the stockholders of Revotar agreed to the Restructuring. As a result, we are no longer funding any drug development activities at Revotar. Revotar will likely need to obtain additional capital resources or enter into a collaboration to complete development of bimosiamose. For additional information about the Restructuring, see Note 14 to the Consolidated Financial Statements included herein.
Patents and Proprietary Rights
     Because of the substantial length of time and expense associated with developing new pharmaceutical products, we place considerable importance on intellectual property protection for new technologies, compounds, products and processes. Our policy is to actively seek patent protection both in the United States and internationally and to file additional patent applications, when appropriate, to cover improvements to our compounds, products and processes. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position and to develop our business.
     We in-licensed the U.S. and Canadian rights to Argatroban in 1993, which included a formulation patent granted in 1993 that has been extended and now expires in 2014, and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired. Argatroban received FDA approval on June 30, 2000, and enjoyed market exclusivity under the Hatch-Waxman Act until June 30, 2005. Since we no longer have the protection of a composition of matter patent or Hatch-Waxman market exclusivity, it is possible that generic manufacturers may be able to produce Argatroban without violating Argatroban’s formulation or process patents.
     We have a number of U.S. and foreign patent and patent applications related to our compounds, products and technologies, but we cannot be certain that issued patents will be enforceable or provide adequate protections or that pending patent applications will result in issued patents.

     The following table shows the primary patents relevant to our products and programs:

Product	Licensee	US Patent No.	Expiration	Relevance
Endothelin receptor antagonist*	None	US 5,594,021	November 5, 2013	Composition of matter patent for endothelin antagonists

Endothelin receptor antagonist*	None	US 6,248,767	April 28, 2017	Composition of matter patent for endothelin antagonists

Endothelin receptor antagonist**	None	US 6,432,994	April 28, 2017	Composition of matter patent for endothelin antagonists

Integrin/VLA-4***	Schering-Plough	US 6,972,296	May 5, 2020	Composition of matter patents for integrin antagonists

Bimosiamose (TBC1269)	Revotar	US 5,622,937	April 29, 2014	Composition of matter patent for TBC1269 (bimosiamose)

Bimosiamose (TBC1269)	Revotar	US 5,712,387	May 20, 2016	Process patent for bimosiamose synthesis

*	Including Thelin™

**	Including TBC3711

***	Including TBC4746
     The patent positions of biopharmaceutical firms, including us, are uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of our applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated or held unenforceable. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, or PTO, to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us, or in the loss of patent rights. We cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction.
     The development of therapeutic products for cardiovascular applications is intensely competitive. Many pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications or patents may be competitive with our applications or conflict in certain respects with claims made under our applications. Such conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, we could be subject to significant liabilities to third parties, required to license disputed rights from third parties or required to cease using such technology. We cannot assure you that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or develop or obtain alternative technology.
     It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or commercializing products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license, we could be adversely affected. Because patent applications are confidential for at least some period of time until a patent issues, we may not know if our competitors filed patent applications for technology covered by our pending applications, or used by us in our commercialization efforts, or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block us from developing or commercializing our technology or compete with our patents. If competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful.
     Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Litigation or opposition or reexamination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. In addition, our pending patent applications and patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing.
     We also rely upon unpatented trade secrets and improvements, internal know-how, technological innovations and other confidential and proprietary information. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

     We require our employees, consultants, members of our scientific advisory board, vendors, outside scientific collaborators and sponsored researchers, advisors and other entities to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the entity during the course of its relationship with us is to be kept confidential and not used or disclosed to third parties, except in specific circumstances. In the case of our employees, the agreements further provide that all inventions conceived by the employee are our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets and improvements, internal know-how and other technologies in the event of unauthorized use or disclosure of such information. Under some of our research and development agreements, inventions discovered in certain cases become jointly owned by us and our collaboration partners, and in other cases, become the exclusive property of one of us. It can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions.
Government Regulation
Domestic Regulation of Drug Companies
     The research, testing, manufacture and marketing of pharmaceutical drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions.
     Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice guidelines, and under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.
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
     We also rely on FDA regulated third parties to study, manufacture, package and test our clinical and commercial products. If the FDA evaluation of our NDA submissions, including the information provided by these other FDA regulated entities, is favorable, the FDA may issue either an Approvable Letter or an Approval Letter. The Approvable Letter may contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an Approval Letter. The Approval Letter authorizes commercial marketing of the drug for specific labeled indications in the U.S. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions, commonly referred to as Phase IV commitments.
     If the FDA’s evaluation of either the NDA submission or the facilities of the third parties we use to study, manufacture, package and test our products is not favorable, the FDA may refuse to approve the NDA and issue a Not Approvable Letter. The Not Approvable Letter outlines the deficiencies in the submission and often requires additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an Approvable or Not Approvable Letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following the initial marketing of the pharmaceutical drug product.
     As described above, the associated third parties must pass a pre-approval inspection of their facilities by the FDA before obtaining marketing approval of any products. To supply products for use in the United States, foreign establishments must comply with current Good Manufacturing Practices, or cGMP, and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA. We use and intend to use third parties to produce and test our products in clinical and commercial quantities. There can be no guarantee that future FDA inspections will proceed without any compliance issues requiring the expenditure of money or other resources.
Foreign Regulation of Drug Compounds
     The approval of foreign governments is necessary before pharmaceuticals products may be marketed and sold in those countries, whether or not FDA approval has been obtained. The approval procedures vary among countries and can involve the submission of information and the completion of testing which are in addition to those required by the FDA. Therefore, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant regulatory applications are filed. Also, if a product is approved for marketing in a foreign country, it is possible that it may not be sold until the applicable regulatory body approves the product’s pricing and reimbursement.
     In Europe, an application for marketing authorization may be submitted as a centralized procedure providing for the grant of a single marketing authorization, which is valid in all 27 member states of the European Union. A mutual recognition procedure is also available, at the request of the applicant for all medicinal products, which are not subject to the centralized procedure. Thelin’s Marketing Authorization Application, or MAA, was granted by the EC in August 2006 through the centralized procedure. The EC’s approval for Thelin™ included a requirement that we conduct certain additional clinical work post approval. These are typically called Phase IV commitments. We are moving forward to complete the European Phase IV commitments, which include a combination clinical trial involving Thelin™ and sildenafil, and a pediatric clinical trial with Thelin™. Failure to complete these European Phase IV commitments can lead to negative regulatory action, which can include withdrawal of the approval of our MAA.
Hazardous Materials
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
Competition
     The development and sale of new pharmaceutical drugs for the treatment of vascular and inflammatory diseases is highly competitive and we will face intense competition from global pharmaceutical companies and biotechnology companies. Competition is likely to increase as a result of advances made in the commercial application of new therapy technologies and heightened interest in the commercial potential of treating PAH and other diseases. Companies that successfully complete clinical trials, obtain required regulatory approvals in a timely manner, initiate commercial sales of their products before their competitors and can demonstrate significant differentiation in terms of safety and efficacy may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting talented scientists and business professionals.
     We believe that our ability to compete successfully will depend on our ability to create, develop and commercialize scientifically advanced and differentiated medical products, attract and retain qualified scientific, medical, operational and commercial talent, obtain patent or other legal protection for our compounds, products and processes, obtain required regulatory approvals in a timely manner and successfully commercialize our products. Many of our competitors have substantially greater research, development, financial, marketing, sales and human resources than we do. As such, we expect to encounter significant competition in commercializing our products. See Item 1A – Risk Factors – “We face substantial competition that may result in other companies developing and commercializing products more successfully than we do.”

Manufacturing
     We rely on third-party manufacturers to produce drug compounds for preclinical and clinical development, as well as for commercial sale. Currently, we have no internal manufacturing facilities for either the production of compounds or the manufacture of final dosage forms. We believe small molecule drugs are less expensive to manufacture than protein-based therapeutics and that all of our existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.
     We have established supply arrangements with experienced third-party manufacturers for producing drug compounds for clinical trials, and have established long-term manufacturing and supply agreements for the commercial manufacture of Thelin™. For the foreseeable future, we plan to outsource all such manufacturing. The primary factors we considered in making this decision were the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume.
     We have contracted with a single supplier for the supply of Thelin™ API. Although the supplier has two manufacturing sites (one in the U.S., one in Europe) capable of producing API for Thelin™, we cannot assure you that this will be adequate to insure uninterrupted supply to satisfy our needs for commercialization. Any disruption in supply could adversely affect our ability to meet the needs of our customers and achieve our financial goals. Additionally, we have contracted with a single supplier for tableting and packaging Thelin™, and although we have an alternate supplier capable of these services, we cannot assure you that there will not be a disruption in supply. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs.
     Pursuant to our agreement with GSK, GSK entered into an agreement with Mitsubishi regarding the manufacture and supply of Argatroban API, and we do not, therefore, have any direct responsibility regarding the manufacture and supply of Argatroban API or Argatroban finished product as it relates to the agreement with GSK.
Health Care Fraud and Abuse Laws
     We are subject to various federal and state laws pertaining to health “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the increasing attention being given to them by law enforcement agencies, it is possible that certain of our practices may be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicaid and Medicare), claims for reimbursed drugs or services that are false or fraudulent claims for items or services not provided as claimed or claims for medically unnecessary items or services.
     Our sales and marketing activities may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicaid and Medicare). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our results of operation.
Employees
     As of December 31, 2006, we employed 282 individuals worldwide, including 25 in Europe and two in Canada. A number of our executives and all of our employees in Europe and Canada are covered by written employment contracts. We have experienced no work stoppages and believe that relations with our employees are good.
Financial Information About Geographic Areas
     A summary of our long-lived assets and revenues in different geographical locations and our sources of revenues are described in Note 12 to our Consolidated Financial Statements, which is incorporated herein by reference.
Available Information
     Our Internet website can be found at www.encysive.com. We make available free of charge, or through the “Investor Relations” section of our Internet website at www.encysive.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

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
Risks Related to Our Business, Industry and Strategy
If we are unable to raise additional capital, we will not be able to continue to operate as a going concern.
     At December 31, 2006, we had an accumulated deficit of approximately $422.3 million, and for the fiscal years ended December 31, 2006, 2005 and 2004, we have incurred net losses of approximately $109.3 million, $74.9 million and $54.7 million, respectively. As a result, the amount of our cash and cash equivalents was approximately $71.9 million at March 1, 2007. While our Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on the Consolidated Financial Statements contains a statement relating to their substantial doubt about our ability to continue as a going concern.
     Although we have recently received additional funds from our equity financing line with an institutional investor, Azimuth Opportunity Ltd., or Azimuth, and from the sale by Royalty Sub of the Argatroban Notes, we will require additional funding to continue to operate as a going concern, whether Thelin™ is approved by the FDA or not. Subject to certain conditions, we may issue and sell up to 8,780,500 shares of our common stock to Azimuth under the equity financing line and may receive $10 million upon the confirmation of treaty relief from U.K. withholding obligations pursuant to the terms of the Argatroban Notes. We could also issue common stock, debt, or other securities for gross aggregate proceeds of $95.5 million pursuant to our effective shelf registration statement. We cannot assure you that such funding will be available under commercially acceptable terms, if at all.
We have a history of losses and we may never become profitable.
     We have been unprofitable to date and may continue to be unprofitable for the foreseeable future. Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to successfully launch Thelin™ in Europe. This trend is expected to continue as we expand our commercial organization in Europe and continue to invest in U.S. launch preparations for Thelin™. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that are likely to be commercialized in the near future other than Thelin™.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any projections or financial forecasts of sales or operating expenses. We believe, however, that the commercial launch of Thelin™ in Europe and the anticipated launch of Thelin™ in the U.S. and other countries will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. As the outcomes of our regulatory filings with the FDA and other regulatory authorities are uncertain, we are unable to project revenues for Thelin™ in the U.S. and other countries. Even though we have received regulatory approval to market Thelin™ in Europe, significant uncertainties make it difficult to forecast or predict future sales. These uncertainties include the market acceptance of Thelin™, the reimbursement policies of third-party payors, the speed with which government or other third-party payors grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals, and other factors impacting the timing and speed of our product launch, all of which could materially affect any revenue projections.
     Even if we receive regulatory approval for Thelin™ in the U.S., we may not be able to achieve profitability for the foreseeable future. If we do not receive regulatory approval for Thelin™ in the U.S., to achieve profitability, we will need to restructure the organization to reduce expenses. The commercial launch of Thelin™ in Europe, the potential commercial launch of Thelin™ in the U.S. and other countries, and the realization of our research and development pipeline of potential new drug compounds, will require substantial incremental investment over the next several years. This increased level of investment will include higher levels of spending in research, development, preclinical and clinical testing and regulatory related activities, both foreign and domestic, to advance our pipeline of new products, as well as higher levels of spending for sales and marketing activities related to Thelin™ , the establishment of a commercial infrastructure in Europe and the maintenance of our commercial infrastructure in the U.S.
     We cannot assure you that we will be able to develop, produce at reasonable cost, obtain regulatory approvals, or market successfully, any of our product candidates, including Thelin™. All of our products will require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban and Thelin™, or the use of our products in new indications, may not be commercially available for a number of years, if at all, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.

If we are unable to raise additional capital, we will be unable to conduct our operations and develop our potential products.
     As of March 1, 2007, after our receipt of net proceeds from the sale by Royalty Sub of the Argatroban Notes, we had cash and cash equivalents of approximately $71.9 million. We expect to continue to incur substantial research and development expenditures as we design and develop new drug candidates, and continue to invest in the development and commercialization of Thelin™. We also anticipate that our operating expenses will continue to increase due to the following factors:
•	We have incurred and will continue to incur significant commercialization-related expenses for Thelin™. These costs include:
–	maintaining a commercial infrastructure in the U.S. and building a commercial infrastructure in Europe and other key geographic areas;

–	investing in market launch and market development activities;

–	expenses related to reimbursement submissions and approvals;

–	market research;

–	building the necessary infrastructure in our support services functions, such as finance, human resources and legal;

–	building the depth and breadth of our management team;

–	preparing and producing educational and promotional materials; and

–	establishing additional contractual relationships with manufacturing, distribution and specialty pharmacy providers to ensure the successful commercialization of Thelin™.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and are incurring costs for clinical trials related to additional drug compounds. These costs include:
–	hiring personnel to direct and execute clinical trials;

–	costs incurred by clinical investigators;

–	services of contract research organizations; and

–	purchasing and formulating quantities of drug compound to be used in such clinical trials.
     Notwithstanding revenues that may be produced through potential sales of Thelin™, we will need to secure additional financing to continue our current operations, including the required levels of research and development to reach our long-term goals. Estimates of our future cash requirements will depend on many factors, including:
•	the outcome and timing of regulatory approvals for Thelin™, including breadth of approved product label;

•	our ability to secure necessary reimbursement approvals for Thelin™;

•	competitive activity, including the timing of regulatory approvals for competitive products;

•	our success in commercializing Thelin™;

•	continued scientific progress in our drug discovery programs;

•	the number and magnitude of these research and development programs;

•	progress with preclinical testing and clinical trials of new drug compounds;

•	the costs and our success in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	administrative costs and costs to commercialize our products as new product compounds are further developed and marketed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective and sustained commercialization activities and arrangements.
     To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale in March 2005 of our 2.5% Convertible Senior Notes due 2012, or the Convertible Notes; funds received through collaborations, research agreements, licenses and partnerships; royalty revenue from sales of Argatroban; and the recent sale by Royalty Sub of the Argatroban Notes. Subject to certain conditions, we may issue and sell up to 8,780,500 shares of our common stock to Azimuth under the equity financing line and may receive $10 million upon the confirmation of treaty relief from U.K. withholding obligations pursuant to the terms of the Argatroban Notes. We may also issue common stock, debt, or other securities for gross aggregate proceeds of $95.5 million pursuant to our effective shelf registration statement. However, we cannot assure you that such funding will be available under commercially acceptable terms.

     Based upon our current cash position and expected future cash requirements, we will require additional external funding in 2007 in order to continue our ongoing research and development programs, and to fund the commercial launch of Thelin™ in Europe, whether Thelin™ is approved in the U.S. by the FDA or not. Because the FDA has designed Thelin™ as a Class 2 resubmission and assigned a new PDUFA action date of June 15, 2007, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all. We are considering various alternatives to reduce our expenses in order to sustain our cash resources. Those measures include scaling back personnel and expenses, delaying or terminating research and development programs, curtailing capital expenditures, and reducing other operating expenses. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies or product candidates that we could otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable, including the possibility of licensing rights to Thelin™ outside North America and Europe. Even if Thelin™ is approved by the FDA, we believe that we will require additional funding for increased spending required to commercially launch Thelin™ in the U.S.
     If we receive approval by the FDA to market Thelin™ in the U.S., and if we are successful in obtaining additional funding, we believe that our operating expenses will exceed those incurred in 2006. If we do not receive approval by the FDA, we may be required to restructure our operations to significantly reduce our operating expenses. In any event, we anticipate that we will continue to incur operating losses throughout 2007.
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
We face substantial competition that may result in other companies developing and commercializing products more successfully than we do.
     The biopharmaceutical industry is highly competitive. Our success will depend on our ability to develop safe, efficacious and cost-effective products, apply technology, and establish and maintain a market for our products. Our competitors may be either global or regional companies. Potential competitors in the U.S. and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources. Accordingly, our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us. In addition, our competitors may be successful in obtaining FDA and other applicable regulatory approval for products more rapidly than we are able to.
     Our competition for Thelin™ includes prostacyclin analogues as well as other endothelin antagonists. In earlier years, the standard treatment for PAH consisted of intravenous systemic prostacyclin. Today prostacyclin can be administered intravenously, subcutaneously or via inhalation. Epoprostenol, sold under the trade name Flolan® is marketed by Gilead in the U.S., and GSK outside the U.S. Flolan® is administered intravenously via continuous infusion through a central venous catheter and special infusion pump. As a competitive therapy, it is costly, associated with significant adverse events including those related to its delivery and typically reserved by clinicians for patients with the most severe symptoms, WHO or New York Heart Association, or NYHA, functional class IV status. Treprostinil, sold under the trade name Remodulin®, is marketed worldwide by Lung Rx, a division of United Therapeutics. Remodulin® is a prostaglandin analog that is required to be administered subcutaneously or intravenously through an infusion pump. It is also being studied for potential use through inhalation. Iloprost, sold under the trade name Ventavis®, is marketed in the U.S. by Actelion. Ventavis® is a synthetic analogue of prostacyclin and is delivered via inhalation for the treatment of PAH in patients classified as WHO Group I with NYHA Class III or IV symptoms. During clinical trials, Ventavis® was administered six to nine times a day.
     In terms of endothelin antagonists, Bosentan, sold under the trade name Tracleer®, is marketed worldwide by Actelion Ltd. Tracleer® is a twice daily, orally administered, non- selective ET-1 receptor antagonist. It was the first oral agent approved for the treatment of PAH and is indicated in patients with moderate to severe NYHA/WHO functional class III and IV symptoms. Tracleer® is also associated with significant potential for hepatotoxicity and teratogenicity. Ambrisentan, which does not yet have a trade name, will be distributed by Gilead Sciences in the U.S. and GSK in geographies outside the U.S. Ambrisentan is a once daily orally administered endothelin antagonist being developed by Gilead for the treatment of PAH. In December 2006, Gilead submitted an NDA to the FDA seeking approval for ambrisentan as a treatment for PAH, and on February 16, 2007, Gilead announced that the FDA had granted Priority Review status and was assigned a PDUFA date of June 18, 2007.
     Another category of treatment options are Phosphodiesterase Type-5, or PDE5, inhibitors. These include sildenafil citrate, sold under the trade name Revatio®, which is marketed worldwide by Pfizer. Revatio® is a specific PDE5 inhibitor indicated for the treatment of PAH (WHO Group I). Sildenafil is also the active ingredient in Viagra®, Pfizer’s erectile dysfunction medication. Sildenafil is an oral agent that is administered three times daily in the treatment of PAH. We believe that PDE5 inhibitors such as sildenafil may be used as first-line and as additive therapy with endothelin antagonists. Tadalafil, sold under the trade name Cialis®, is marketed worldwide by Lilly-ICOS. Cialis® is another PDE5 inhibitor approved for erectile dysfunction that is also being studied in PAH. Its development status in PAH is unknown at this time.
     We may have competition for TBC3711 in PAH as well as other indications. A number of companies, including Abbott Laboratories, Gilead and Speedel, have ETA receptor antagonist compounds that have begun clinical trials in areas other than PAH. Abbott is studying atrasentan in studies of several types of prostate cancer. Gilead announced positive Phase IIb trial results of darusentan in resistant hypertension patients and Speedel started Phase III clinical development for SPP301 in diabetic nephropathy.
     Our direct competition for Argatroban in the treatment of HIT is lepirudin, a recombinant hirudin analog sold under the trade name Refludan® and is marketed by Berlex. Argatroban and Refludan® are potent and selective inhibitors of thrombin with a predictable dose-response effect. A third direct thrombin inhibitor, bivalirudin, which is sold under the trade name Angiomax® and is marketed by Medicines Company, is currently approved in the U.S. and other countries for use in patients undergoing PCI and in patients with or at risk for HIT and/or HITTS undergoing PCI.
We make business decisions based on forecasts of future sales of Thelin™ that may be inaccurate.
     Our market estimates are based on many assumptions, including, but not limited to, reliance on external primary and secondary market research, our own internal research, population estimates, disease diagnostic rates, treatment trends, sales of similar products and market estimates by third parties. Any of these assumptions can materially impact our forecasts and we cannot assure you that the assumptions are accurate. In addition, our commercial forecasts include the transition of our current clinical trial patients to Thelin™ commercial supply. We cannot assure you that patients currently receiving Thelin™ in our clinical trials will be prescribed Thelin™ when the clinical trials are terminated.
Historically, we have been dependent on third parties to fund, market and develop our products.
     Historically, we relied on strategic relationships with our corporate partners to provide the financing, marketing and technical support and, in certain cases, the technology necessary to develop and commercialize certain of our product candidates. We have entered into an agreement with Mitsubishi to license rights and technology relating to Argatroban in the U.S. and Canada for specified therapeutic indications. Either party may terminate the Mitsubishi agreement on 60 days notice if the other party defaults on its material obligations under the agreement or becomes insolvent, or if a substantial portion of its property is subject to levy. Unless terminated sooner due to the above-described termination provisions, the agreement with Mitsubishi expires on the later of the termination of patent rights in a particular country or 20 years after the first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we and Royalty Sub will lose all rights to Argatroban, including the right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.
     We also entered into an agreement with GSK in 1997 whereby we granted an exclusive sublicense to GSK relating to the continued development and commercialization of Argatroban. This agreement provides for the payment of royalties and certain milestone payments upon the completion of various regulatory filings and receipt of regulatory approvals. The agreement generally terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the introduction of a substantial competitor for Argatroban by another pharmaceutical company. GSK also has the right to terminate the agreement on a country-by-country basis by giving us at least three months written notice based on a reasonable determination by GSK that the commercial profile of the therapeutic indication in question would not justify continued development or marketing in that country. In addition, either we or GSK may terminate our agreement if the other party defaults on its obligations under the agreement or becomes insolvent, and such default or event of default is not cured in 60 days. If our agreement with GSK is terminated, Royalty Sub will no longer receive royalties from GSK’s sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban.
     In 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA4 antagonists with Schering-Plough. Under the terms of the agreement, Schering-Plough obtained the exclusive worldwide rights to develop, manufacture and market all compounds from our library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. We were responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported our research and reimburses us for costs associated with the worldwide product development program and commercialization of the compound. On June 30, 2004, the research program being conducted by us was completed and Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement. Under the terms of the agreement, Schering-Plough is responsible for further development of VLA-4 antagonists, and in 2005 initiated a study of TBC4746 in human volunteers. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee, paid us development milestones and could pay additional development milestones and royalties on product sales resulting from the agreement. If this agreement is terminated, we will lose Schering-Plough’s funding for development milestones and royalties on product sales resulting from the agreement.
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
     At December 31, 2006, we had net operating loss carry forwards for federal income tax purposes of approximately $405 million, all of which are currently subject to a valuation allowance such that no deferred tax asset is reflected on our balance sheet with respect to such amounts. Such net operating losses expire during the years 2007 through 2026, of which approximately $4 million will expire in 2007.
     The use of such net operating loss carry forwards and other tax attributes can be subject to an annual limitation if we experience an “ownership change” under Section 382 of the Internal Revenue Code, which generally occurs if we have a more than 50 percentage point change in the ownership of our stock in any rolling three-year period. The annual limitation is equal to our market value at the time of any such ownership change multiplied by the applicable long-term, tax-exempt rate which is published monthly by the Internal Revenue Service. Any such limitation could materially limit the use of our net operating loss carry forwards and other tax attributes, perhaps causing them to expire unused.
     Based on our review, we do not believe that any of our net operating loss carry forwards or other tax attributes are currently subject to this limitation or that the issuance or conversion of our Convertible Notes will trigger such a limitation at this time. However, such a determination is complex and we cannot assure you that the Internal Revenue Service could not successfully challenge our conclusion. Future events including shifts in our stock ownership could trigger such a limitation which could have the effect of materially increasing our income tax expense and cash costs for income taxes.
     We would expect that future operating profits earned on sales of Thelin™ in Europe, as well as potential future profits realized on the sale of Thelin™ in the U.S., may allow us to utilize this net operating loss carry forward in future periods.
     Even if our net operating losses are not subject to the limitations discussed above, we may be subject to the alternative minimum tax due to statutory limitations on the use of such net operating losses in computing this tax.
We may not be able to pay principal or interest on our outstanding Convertible Notes.
     As of December 31, 2006, we had $130 million of our Convertible Notes outstanding, with stated conversion prices higher than our current stock price. The terms of our Convertible Notes do not restrict our use of existing cash, cash equivalents or investments, however we cannot assure you that funds will be available or sufficient in the future to allow payment of interest on our Convertible Notes. Interest is payable on the Convertible Notes semi-annually totaling approximately $3.2 million per year. Currently, our cash, cash equivalents and investments are not sufficient to repay the principal amount of the debt. There are a number of factors that could prevent us from making future interest payments or debt repayment obligations. Some of these factors include, but are not limited to, the following:
•	We may not be able to generate cash flow from operations or financing activities to meet our future repayment obligations on the Convertible Notes.

•	The Convertible Notes might not be converted into common stock, which would require that we repay the principal amount at the maturity date of the Convertible Notes, March 15, 2012.

•	Our financial condition and other factors in the financial markets may prevent us from refinancing the Convertible Notes in the future, should we desire to do so.
In certain circumstances, we may lose the potential to receive future royalty payments after the Argatroban Notes are repaid in full or we may be required to pay liquidated damages equal to the then outstanding balance of the Argatroban Notes plus accrued unpaid interest thereon.
     In February 2007, Royalty Sub issued $60 million in aggregate principal amount of the Argatroban Notes, which are secured by, among other things, royalty payments from future sales of Argatroban and by a pledge by us of the equity interest of Royalty Sub. If the royalty payments are insufficient to repay the Argatroban Notes and an event of default occurs under the indenture governing the Argatroban Notes, in certain circumstances, the royalty payments and the equity interest of Royalty Sub may be foreclosed upon and we could lose the potential to receive future royalty payments after the Argatroban Notes are repaid in full. In addition, in connection with the issuance of the Argatroban Notes, we have made certain covenants to Royalty Sub. If we breach an applicable covenant, we have agreed to pay liquidated damages to the holders of the Argatroban Notes equal to the then outstanding balance of the Argatroban Notes plus accrued unpaid interest thereon. See Note 2 to the Consolidated Financial Statements included herein for a more complete description of the terms of the Argatroban Notes.

We are the subject of securities class action and shareholder derivative lawsuits that may result in substantial expenditures, and divert management’s attention.
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits, will likewise be consolidated into this action. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
     On November 22, 2006, an individual claiming to be a shareholder of the Company filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint names the Company as a nominal defendant and certain of the Company’s current and former officers and all of the Company’s current directors as defendants. The suit asserts claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and seeks contribution and indemnification against the individual defendants. The lawsuit seeks damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action.
     We anticipate that additional shareholder derivative lawsuits regarding the same subject matter may be filed in federal and/or state court during the upcoming weeks or months. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations.
If Revotar, our former majority-owned German subsidiary, is unable to obtain additional funding, bimosiamose may not be commercialized.
     Revotar is developing a selectin antagonist, bimosiamose, for the treatment of asthma and psoriasis. In April 2005, we entered into an agreement with the other Revotar stockholders whereby we would no longer be obligated to fund any drug development activities, in exchange for eliminating our ownership interest and licensing our worldwide rights to bimosiamose and certain follow-on compounds to Revotar. See Note 14 to the Consolidated Financial Statements included herein. Revotar will likely need to obtain additional capital or resources, or enter into a collaboration to complete development of bimosiamose. If Revotar is unable to obtain additional funding or enter into a development collaboration, Revotar will no longer be able to continue its operations and may have to consider various methods of maximizing shareholder value, including the sale or liquidation of its assets to its stockholders or third parties.
Risks Relating To Clinical and Regulatory Matters
The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.
     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S. and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. The process of obtaining and maintaining regulatory approvals is lengthy, expensive and uncertain. It can also vary substantially, based on the type, complexity and novelty of the product. It is not possible to predict how long the approval processes of the FDA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take, or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process.

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
Legislative or regulatory changes could harm our business.
     The FDA has designated ThelinTM as an orphan drug under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to at least a seven-year exclusive marketing period in the United States for that product. In recent years, Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, ThelinTM could face increased competition, which may result in lower sales.
     In addition, the United States government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:
•	the pricing of therapeutic products and medical devices in the United States or internationally;

•	our ability to protect the United States market from the purchase by consumers of therapeutic products and medical devices that have been imported from manufacturers and distributors located outside of the United States;

•	the amount of reimbursement available from governmental agencies or other third-party payers; and

•	Medicare and Medicaid reimbursement of pharmaceutical products.
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
     The EC has designated Thelin™ as an orphan drug. Orphan drug status precludes European regulators from approving marketing applications in the EU for medicinal products that are chemically similar to Thelin™ for a period of ten years. We have been requested to provide information to support the designation of Thelin™ as an orphan drug in the EU and have responded to this request. If the EC amends its decision designating Thelin™ as an orphan drug, or if the EC decides not to renew the orphan drug designation of Thelin™ after the first five years following marketing approval, Thelin™ will lose its orphan drug status and European regulators may approve medicinal products that are chemically similar to Thelin™. In such case, we would need to rely on our existing patent protection to prevent the commercialization of competing products in the EU. This protection presently extends to 2016, subject to any available extensions, and may be broader or narrower than that offered by orphan drug status, depending on the scope of patent claims applicable to Thelin™. If Thelin™ loses its orphan drug status in the EU, and existing patent claims applicable to Thelin™ cannot prevent commercialization of competing products, Thelin™ will face increased competition, which may decrease the amount of revenue we receive from Thelin™.
     We depend on third parties in the conduct of our clinical trials for our product candidates and any failure of those parties to fulfill their obligations could adversely affect our development plans.
     We depend on independent clinical investigators, contract research organizations, hospitals and other third party service providers and our collaborators in the conduct of our clinical trials for our product candidates. We rely on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, as the sponsor of these trials we are responsible for ensuring that each of our clinical trials is conducted in accordance with the clinical investigational plan, protocols for each clinical trial, good clinical practices and other regulatory requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.
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
     Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed, or may contain requirements for potentially costly follow-up Phase IV clinical studies. Failure to complete Phase IV requirements can lead to negative regulatory action which can include withdrawal of regulatory approval. After we obtain marketing approval for any product, the manufacturer and the manufacturing and testing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product or with the manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. We have not incurred any material expenses related to the post-marketing review of Argatroban; however, post-marketing review and surveillance expenses for Thelin™ will be more significant than those incurred with Argatroban.
     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, withdrawal of product, product recalls, seizure of products, operating restrictions and criminal prosecution.

Risks Related To Ongoing Operations
We may not be able to retain our personnel.
     Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate qualified scientific, management, sales and marketing and professional support staff personnel. The loss of the services of the principal members of our management and scientific staff may impede our ability to bring products to market. Certain members of our management team and scientific staff, have employment agreements with us, which provide for initial one-year terms that renew automatically for successive additional one-year periods, unless either party provides notice at least 60 days before the scheduled expiration. We do not maintain key person insurance on any members of our management team and scientific staff. Our success is also dependent on our maintaining and expanding our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing, and professional support staff, in order to commercialize our products. In anticipation of receiving regulatory approval to market Thelin™ in the U.S., we have hired marketing personnel, a U.S. field sales force, and related management and conducted training in preparation to launch Thelin™ in the U.S.
     After we received marketing clearance for Thelin™ from the EC, we began to establish sales operations and hire sales representatives in certain countries of the EU. We may also need to hire and train other qualified personnel in order to successfully commercialize Thelin™ in the EU. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel, and our growth in general, could pose significant risks to our development and progress in achieving our goals.
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
     Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects, including death, may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Under the agreements with Mitsubishi and GSK, we also maintain product liability insurance to cover claims that may arise from the sale of Argatroban. Our existing coverage has policy limits of up to $15 million for claims arising from clinical trials or from the sale of Argatroban or Thelin™. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. If we receive regulatory approval to sell Thelin™ in the U.S. and other countries, we will need additional product liability insurance coverage, which may not be available on commercially reasonable terms. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use or sale of our other products, including Thelin™, in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any loss related to product liability claims.
Endothelin antagonists as a class may generate liver and fetal abnormalities.
     Liver and fetal abnormalities have been recognized as complications related to the endothelin antagonist class of drugs. In a follow-on extension of the Phase II study for Thelin™, two patients developed treatment-related hepatitis and one of these patients died. Fetal abnormalities with respect to this class of drug have also been detected in animal studies. Thelin™ may produce birth defects if used by pregnant women, as this effect has been seen when it is administered to animals.
     Because of potential liver injury and in an effort to minimize the possibility of fetal exposure, the distribution of Thelin™ in the EU has been restricted, and it is likely that Thelin™ distribution will be restricted elsewhere, if approved, to physicians, patients and caregivers who have been provided education on these risks. If we are unable to clearly demonstrate that Thelin™ provides an acceptable risk-benefit profile as compared to currently approved therapies, we are not likely to receive regulatory approval to market Thelin™, which would have a material adverse affect on our ability to generate meaningful revenue or achieve profitability.
     Tracleer® (bosentan), a product of Actelion, Inc., also belongs to the endothelin antagonist class of drugs. The FDA, as a condition for the approval of Tracleer®, required that Actelion distribute Tracleer® via a limited access program. A limited access program is a distribution system that seeks to manage the post-marketing risk of an approved medication through: (i) limited distribution of the medication through a number of specialty pharmacy distributors; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; and (vi) an ongoing comprehensive program to monitor, collect, track and report adverse event and other safety related information from patients receiving the medication. We believe that since Thelin™ belongs to the same class of drug as Tracleer®, the FDA will require that Thelin™ be distributed though a limited access program that may make physician acceptance, patient access and product reimbursement more difficult.

     As a condition for marketing Thelin™ in the EU, the EMEA imposed conditions regarding the supply and the safe and effective use of Thelin™ in the EU. These conditions include:
•	establishment of a surveillance program and safety database to collect information on patient demographics, adverse reaction and treatment discontinuations; and

•	a controlled distribution system that ensures physicians are provided with information stating that Thelin™: (i) is teratogenic, therefore pregnancy should be avoided; (ii) requires monitoring of liver function and other blood parameters, and (iii) interacts with other medications, specifically vitamin K antagonists and cyclosporin A.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
     The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. As a publicly traded company we are subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation
     In connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended December 31, 2006, and the corresponding audit of that assessment by KPMG LLP, our independent registered public accounting firm, KPMG identified one significant deficiency in our internal control over financial reporting. This deficiency was not determined to be a “material weakness” in our controls, however. An internal control material weakness is defined as a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. We have taken what we believe to be the necessary steps to remedy such deficiencies in our internal control over financial reporting within the required time periods and our management and KPMG concluded that as of December 31, 2006, they believed that our internal control over financial reporting was effective. However, we cannot assure you that these measures or any future measures will enable us to avoid other significant deficiencies or material weaknesses in the future.
Risks Relating to Product Manufacturing, Distribution and Sales
We have very limited manufacturing, marketing and sales experience.
     We have very limited manufacturing, marketing and product sales experience. If we develop commercially marketable products, and receive regulatory approval for those products, we cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel, as well as significant additional financial resources. The manufacture of pharmaceutical products, both inside and outside the United States, is highly regulated and complex. We, and the third parties we rely upon for the manufacture of our products, must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. The facilities used to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material. The process of changing or adding a manufacturer or changing a formulation requires prior approval from regulatory authorities and is very time-consuming. If we are unable to manage this process effectively or if an unforeseen event occurs at any facility, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage commercial prospects for our products and adversely affect operating results.
     We intend to commercialize Thelin™ in the EU and, upon receipt of FDA approval, in the U.S. through our own specialty sales force. As a result, we would face a number of additional risks, including:
•	we may not be able to attract, and retain an experienced marketing or sales force;

•	the costs of establishing and maintaining a sales force, and the associated direct and indirect commercial infrastructure costs, may not be justifiable in light of product revenues; and

•	our direct sales and marketing efforts may not be successful.

We cannot assure you that the raw materials necessary for the manufacture of our products will be available in sufficient quantities or at a reasonable cost.
     Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval, the initiation of new development programs and the availability of a sufficient commercial supply of our products to meet demand, each of which could materially impair our competitive position and potential profitability. We cannot assure you that we will be able to enter into any other supply arrangements on acceptable terms, if at all.
We are dependent on a single supplier of Argatroban.
     At present, Mitsubishi is the only manufacturer of Argatroban API and has entered into an agreement with GSK to supply Argatroban API in bulk to meet GSK’s needs in the production of Argatroban finished product. GSK has informed us that they have begun supplying Argatroban finished product from their manufacturing facility in the United Kingdom. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the agreement provides for the nonexclusive transfer of the production technology for API to GSK. However, in the event Mitsubishi terminates supplying Argatroban API or defaults in its supply commitment, we cannot assure you that GSK will be able to commence manufacturing of Argatroban API in a timely manner or that alternate sources of Argatroban API will be available at reasonable cost, if at all.
We are dependent on a single supplier of Thelin™.
     At the present time, we have contracted with a single supplier for the supply of Thelin™ API. Although the supplier has two manufacturing sites capable of producing Thelin™ API, we cannot assure you that this will be adequate to insure uninterrupted supply to satisfy our needs for clinical trials and commercialization. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs. Additionally, we have contracted with a single supplier for tableting and packaging Thelin™ and although we have an alternate supplier capable of these services, we cannot assure you that there will not be a disruption in supply.
We will be dependent on third parties to distribute Thelin™.
     In the EU markets where we intend to commercialize Thelin™, we will rely on third parties for importation, warehousing, distribution and other distribution related services. If Thelin™ is approved in the U.S., we will rely on a network of third party specialty pharmacies to distribute Thelin™ to patients. This network will require significant coordination with our sales and marketing, medical affairs and finance organizations, and will provide services such as reimbursement assistance, patient education and counseling to monitor compliance. We believe these services will help patients successfully use Thelin™. Failure to successfully establish and maintain our contracts with these third parties, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us could harm our business. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. Any failure by these third parties to pay us for purchases of Thelin™ on a timely basis or at all could have a material adverse effect on our financial position, results of operations and cash flows. Our sales could fluctuate from quarter to quarter based on the buying patterns of these third parties.
     We would be unable to replace some or all of these third parties in a timely manner in the event of a natural disaster, failure to meet regulatory requirements, business failure, strike or other distribution failure. If any of these third parties did not perform for any reason under their respective contracts with us, the distribution of Thelin™ could be interrupted, damaging our results of operations and market position. Since we would be dependent on these third parties for information regarding Thelin™ sales, shipments and inventory, failure of their financial systems could also harm our ability to accurately report and forecast product sales and fulfill our regulatory obligations.
Our products, even if approved by the FDA or foreign regulatory agencies, may not be accepted by health care providers, insurers or patients.
     If any of our products, including Thelin™, after receiving FDA or other foreign regulatory approval, fail to achieve or maintain market acceptance, our ability to become profitable or maintain profitability in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide and maintain acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement by government and private third-party payers for our products.
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
     We actively seek patent protection for our proprietary technology, both in the U.S. and in other areas of the world. However, the patent positions of pharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal, scientific and factual issues. Intellectual property is an uncertain and developing area of the law that is potentially subject to significant change. Our success will depend significantly on our ability to:
•	obtain and maintain and enforce patent protection for our products and product candidates and for those of our collaborative partners;

•	protect and enforce our trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.
     We cannot assure you that patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted will provide competitive advantages to us. We cannot assure you that our patent applications or pending or future patent applications, if and when issued, will be valid and enforceable and withstand litigation. We cannot assure you that others will not independently develop substantially equivalent, generic equivalent or superseding proprietary technology or that an equivalent or superior product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We may experience a significant delay in obtaining patent protection for our products as a result of a substantial backlog of pharmaceutical and biotechnology patent applications at the U.S. Patent and Trademark Office, or PTO. Other competitors may have filed or maintained patent applications of which we may not be aware for technology used by us or covered by our pending applications. In addition, patent protection, even if obtained, is affected by the limited period of time for which a patent is effective.
     Patent protection only provides rights of exclusivity for the term of the patent. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets, and then only to the extent that we are able, financially and otherwise, to enforce such proprietary rights.
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
     We could also incur substantial costs in filing and prosecuting patent claims, in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The PTO could institute interference proceedings involving us in connection with one or more of our patents or patent applications, and such proceedings could result in an adverse decision resulting in loss of patent rights as to priority of invention. The PTO or a comparable agency in a foreign jurisdiction could also institute re-examination or opposition proceedings against us in connection with one or more of our patents or patent applications and such proceedings could result in an adverse decision as to the validity or scope of the patents. Further, third parties may obtain a declaratory judgment, or other opinion, from a court of competent jurisdiction declaring one or more of our patents invalid, unenforceable, and/or not infringed by competing products.
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
Termination of our license of Argatroban from Mitsubishi would result in the loss of significant rights.
     We entered into an agreement in 1993 to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. During 2000, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries, up to a total of $5.0 million in milestones for the development of ischemic stroke and certain other provisions. During 2001, we received $2.0 million of these milestones less certain Japanese withholding taxes. Additional milestones are dependent on further development of Argatroban in the indication of ischemic stroke. During 2002, we completed a Phase II human clinical trial for Argatroban as a monotherapy treatment for acute ischemic stroke. The clinical trial met the primary safety endpoint and showed positive results in the secondary safety endpoint. In light of a lack of an overall efficacy trend and the high risk and high costs associated with stroke trials, it is unlikely that we will proceed independently with a full Phase III program. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement, or becomes insolvent, or if a substantial portion of its property is subject to levy. We are currently in compliance with respect to the material obligations under the agreement. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we and Royalty Sub will lose the rights to Argatroban, including the right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.
If we are unable to keep our trade secrets confidential, our technology and information may be used by others to compete against us.
     We rely significantly on trade secrets, know-how and continuing technological advancement to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with our employees and consultants, which contain assignment of invention provisions. Notwithstanding these agreements, others may gain access to these trade secrets, such agreements may not be honored and we may not be able to protect effectively our rights to our unpatented trade secrets. Moreover, our trade secrets may otherwise become known or independently developed by our competitors, thereby resulting in our loss of rights in the trade secrets.
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
     We cannot assure you that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third-party intellectual property on commercially reasonable terms, if at all, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms, if at all. Any significant intellectual property impediment to our ability to develop or commercialize our products could significantly harm our business and prospects.
Risks Related to Our Common Stock
Our stock price is volatile.
     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. During the period from January 1, 2004, to December 31, 2006, our stock price has ranged from a low of $3.29 per share (on May 19, 2006) to a high of $13.29 per share (on September 7, 2005). Further information regarding the trading price of our common stock is included herein in Item 5. The following factors, among others, may affect the price of the common stock:
•	governmental regulations and regulatory developments in both the U.S. and foreign countries affecting us or our competitors;

•	fluctuations in our financial results;

•	announcements of technological innovations, clinical trial results, regulatory filings, regulatory approvals, expanded product indications, or the launch of new commercial products by us or our competitors;

•	announcements of actual or potential medical results or risks relating to products either under development or being commercialized by us or our competitors;

•	disputes relating to patents or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings;

•	trading and possible arbitrage activity related to our outstanding Convertible Notes;

•	sales of common stock by existing stockholders; and

•	the perception that such issuances or sales could occur.
Issuance of shares in connection with financing transactions or under stock plans will dilute current stockholders.
     We issued $130 million of our Convertible Notes, which are convertible into approximately 9.3 million shares of our common stock. We have also entered into an equity financing line with Azimuth pursuant to which we may sell to Azimuth up to $75,000,000 of our common stock, or 11,866,851 shares of common stock, whichever occurs first, at a discount of 2.875% to 5.875% to be determined based on our market capitalization at the start of each sale period. At our request and upon the approval of our Board of Directors, Azimuth will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. To date, we have issued an aggregate of 3,086,351 shares of our common stock to Azimuth pursuant to two draw down requests. In addition, pursuant to our stock plans, our management, upon approval by our Compensation and Corporate Governance Committee, is authorized to grant stock awards to our employees, directors and consultants. Stockholders will incur dilution upon the conversion of the Convertible Notes, the sale of shares of our common stock to Azimuth or the exercise of any outstanding stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result and new investors could have rights superior to existing stockholders.
The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.
     As of February 2, 2007, we have reserved approximately 5.6 million shares of common stock for issuance upon exercise of outstanding options issued under our stock option plans and approximately 9.3 million shares issuable upon conversion of our Convertible Notes. In addition, we may issue up to a maximum 8,780,500 shares of common stock to Azimuth pursuant to our equity financing line. All of these shares of common stock are registered or will be registered for sale or resale on currently effective registration statements. The issuance of a significant number of shares of common stock upon the exercise of stock options or the sale of a substantial number of shares of common stock under Rule 144 or otherwise could adversely affect the market price of the common stock.
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
     In January 2002, we adopted a rights plan that may delay or prevent such attempt by a third party to acquire control of us without obtaining our agreement to redeem the rights. If our agreement to redeem the rights is not obtained, the third party would suffer substantial dilution. In addition, the severance provisions of employment agreements with certain members of management could impede an attempted change of control by a third party and result in the entrenchment of management. These provisions include:
•	the lump-sum payment to certain members of our management team of up to three years annual base salary and a pro rata bonus in the event of a termination by us without “cause” or by the management team member for “good reason; “

•	the continued vesting and exercisability of all stock options and restricted stock during specified periods after the termination by us without “cause” or by the management team member for “good reason;”

•	the lump-sum payment to certain members of our management team of up to three years’ annual base salary and bonus in the event of a termination by us without “cause” or by the management team member for “good reason” within two years of a “change in control” of us;

•	gross-up payments for certain income taxes on lump-sum payments; and

•	the continuation of certain other benefits for periods of up to three years.
     In the event of the termination by us without “cause” or by the management team member for “good reason” of all of these members of management within two years of a “change in control” of us, the base salary and annual bonus portions of these employment agreements would aggregate approximately $10 million at the rate of compensation in effect at December 31, 2006.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     None.
ITEM 2 — PROPERTIES
     In November 2004, we leased 40,730 square feet of office space in Houston, Texas, for our administrative, marketing, clinical development and regulatory departments. The lease expires on December 31, 2008, and can be extended at our option to December 31, 2009. Our prior lease of 15,490 square feet of office space in Bellaire, Texas, which housed our administrative, marketing, clinical development and regulatory departments, expired July 31, 2005.
     We also lease 31,359 square feet of office and laboratory space in a building in Houston, Texas, for our research department, including a 21,621 square foot laboratory facility The remaining area is being used for clinical development, computer modeling, storage space and additional offices for scientists. This lease expires in December 2008, and can be extended at our option to December 31, 2009.
     We lease office space for our European operations in Uxbridge, U.K., Munich, Germany, Milan, Italy and Paris, France. The agreements are of varying term, and may be extended at our option upon prior written notice.
     We may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials. In addition, we may require additional office space to support the commercial launch of Thelin™ in Europe.
     In general, our properties are well maintained, adequate and suitable to their purposes. See Note 11 to our Consolidated Financial Statements, Equipment and Leasehold Improvements, which discloses amounts invested in buildings and equipment, is incorporated by reference. See also the discussion about lease agreements under Note 17 to our Consolidated Financial Statements, Commitments and Contingencies, which also is incorporated herein by reference.
ITEM 3 — LEGAL PROCEEDINGS
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing putative class action lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits will likewise be consolidated into this action. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
     On November 22, 2006, John Jadelis, an individual claiming to be a shareholder of the Company, filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint names the Company as a nominal defendant Bruce D. Given, the Company’s President and CEO, Richard A.F. Dixon, the Company’s Senior Vice President of Research and Chief Scientific Officer, Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer, Ron Anderson, Director, J. Kevin Buchi, Director, John H. Dillon, II, Director, John M. Pietruski, Director, James A Thomson, Director, Suzanne Oparil, Director, James T. Willerson, Director and Robert J. Cruikshank, Director, as defendants. The suit asserts claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and seeks contribution and indemnification against the individual defendants. The lawsuit seeks damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants; and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action.
     We anticipate that additional shareholder derivative lawsuits regarding the same subject matter may be filed in federal and/or state court during the upcoming months.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The following is a line graph presentation comparing our common stock’s cumulative five-year return with various indices, including broad market indices. In May 2003, our name changed from Texas Biotechnology Corporation to Encysive Pharmaceuticals Inc. As a result, our common stock traded on The Nasdaq National Market System as “TXBI” until May 18, 2003, when it began trading as “ENCY.”

	Year Ending
	2001	2002	2003	2004	2005	2006
Encysive Pharmaceuticals Inc.	100.00	21.54	137.69	152.77	121.38	64.77
NASDAQ Biotechnology Index	100.00	62.21	90.36	99.39	116.33	115.35
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

     Our common stock trades on The NASDAQ Global Market under the symbol “ENCY.” The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by the consolidated transaction reporting system.

	Common Stock
	High	Low
Year ended December 31, 2005
First Quarter	$12.45	$8.68
Second Quarter	11.41	9.20
Third Quarter	13.29	10.31
Fourth Quarter	11.80	6.85
Year ended December 31, 2006
First Quarter	10.00	4.53
Second Quarter	7.24	3.29
Third Quarter	7.21	3.43
Fourth Quarter	7.10	4.12
     As of February 23, 2007, there were approximately 608 holders of record of our common stock and approximately 24,600 beneficial owners.

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
REPURCHASES OF EQUITY SECURITIES
     None.

ITEM 6 — SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
     The selected financial data set forth below for each of the years in the five-year period ended December 31, 2006, are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our 2006, 2005 and 2004 financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenues	$18,995	$14,006	$12,830	$10,951	$10,433
Expenses:
Cost of sales	94	—	—	—	—
Research and development	64,440	63,496	56,449	26,975	18,077
Sales and Marketing	41,417	15,953	3,171	725	841
General and administrative	22,325	12,341	8,378	7,542	7,031
Charge for purchase of in-process research and development	—	—	—	8,363	—
Equity in loss of affiliate	—	—	—	2,386	8,557

Total expenses	128,276	91,790	67,998	45,991	34,506

Operating loss	(109,281)	(77,784)	(55,168)	(35,040)	(24,073)
Investment income, net	3,811	4,683	1,479	1,379	2,408
Interest expense	3,920	3,111	40	123	—

Loss from continuing operations	(109,390)	(76,212)	(53,729)	(33,784)	(21,665)

Gain (loss) from discontinued operations	—	1,335	(931)	(1,509)	(1,804)

Loss before cumulative effect of change in accounting principle	(109,390)	(74,877)	(54,660)	(35,293)	(23,469)
Cumulative effect of change in accounting principle	107	—	—	—	—

Net loss applicable to common shares	$(109,283)	$(74,877)	$(54,660)	$(35,293)	$(23,469)

Loss from continuing operations per share, basic and diluted	$(1.86)	$(1.31)	$(1.00)	$(0.77)	$(0.50)

Weighted average common shares used to compute basic and diluted net loss per share	58,630	57,959	53,942	44,072	43,741

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$43,798	$127,913	$69,101	$85,488	$68,005
Working capital	26,565	111,098	59,356	71,935	44,965
Total assets	63,137	146,702	80,772	94,398	77,792
Long-term obligations	130,000	130,000	1,730	7,610	—
Stockholders’ equity (deficit)	(93,717)	(10,735)	61,537	74,856	62,078

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under the “Cautionary Note Regarding Forward-Looking Statements” herein. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should also consider the items discussed in Item 1A – Risk Factors, included in this Form 10-K. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this discussion after the date of this report.
     Encysive Pharmaceuticals Inc. is a biopharmaceutical company that engages in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. We focus our research and development programs predominantly on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We are a multinational company with revenues from an approved product in the EU, and sales and marketing operations in several EU countries. We have successfully developed one FDA, approved drug, Argatroban, for the treatment of HIT, which is licensed to and marketed by GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist for the treatment of PAH. Thelin™ has received marketing authorization in the EU and Australia, and is under review by the FDA in the United States and by regulatory authorities in Canada.
Critical Accounting Policies
Revenue Recognition
     We recognize royalty revenue as a licensee sells products and we have received sufficient information to record a receivable. Our royalty revenue is based on net sales of product, that is, sales net of discounts, returns and allowances. Argatroban is licensed to GSK, which distributes and sells the product, and from which Royalty Sub receives a quarterly royalty payment. At the time of each payment, GSK provides us with limited quarterly data related to the product’s gross sales, sales returns, discounts and allowances. While we are informed of the amount of product returns recorded each quarter, we do not have information necessary to identify the period or periods to which such returns correspond. We believe that substantially all discounts and allowances pertain to current period sales. We also believe that a portion of sales recorded in each period will ultimately be returned, and therefore estimate future returns and their impact on royalty revenues. In the pharmaceutical industry, product returns are primarily influenced by remaining or expired shelf life, product withdrawals or recalls, significant price changes from competitors or the introduction of generic products or other new competition. We are not aware of any pending product recalls or withdrawals, significant price fluctuations or generic or new competition. Accordingly, we have estimated only the impact of product dating on returns.
     Since we do not manufacture, sell or distribute Argatroban, we do not have information related to levels of inventory in the distribution channels. However, due to the cost of the drug and pressures on hospitals to minimize operating expenditures, we believe inventory levels are maintained at a minimally acceptable level. Inventory level is therefore not a part of our estimate process.
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
•	Revenue from collaborative research and development activities is recognized as services are performed.

•	We defer the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether we continue to have obligations under the terms of the arrangement.

•	License fees received under the terms of licensing agreements for our intellectual property are deferred and amortized into income over the estimated development period of the licensed item or items.

•	Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

•	Revenue from sales of Thelin™ is recognized when product is shipped and title transfers to the customer. Sales revenue is reported net of discounts, allowances, and returns, but included VAT charged to customers.
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At December 31, 2006, remaining deferred revenue was approximately $1.3 million, which we expect to recognize over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Cost of goods sold
     We began pre-license sales of Thelin™ in the U.K. in July 2006 utilizing the services of a third party. After receipt of marketing approval by EMEA in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and in Germany during late 2006. Cost of goods sold is comprised of the direct cost of inventory consumed, along with the fees associated with the third party.
Share-Based Payments
     At December 31, 2006, we had five stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during year 2006, included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $5,294,000, or $0.09 per share basic and diluted, in year 2006, arising from unvested stock options. See Note 9 to the Consolidated Financial Statements included herein for further detail on the impact of FAS 123R on the Company’s Consolidated Financial Statements.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or additional delays of approval by regulatory bodies, additional delays in commercialization, or other potential factors. At December 31, 2006, we determined, based upon inventory production plans, expiration dates of product on hand and projected future sales, that we should record a reserve for inventory obsolescence of approximately $496,000. At December 31, 2006, we had $2.3 million of capitalized inventory costs, net of the reserve for obsolescence.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Convertible Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date of the Convertible Notes to the date that we have the ability to call the debt.
Results of Operations
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to increasing commercialization expenditures, will continue for the next several years. We have been unprofitable to date and expect to make substantial expenditures during the next several years as we invest in launching Thelin™ in Europe, and maintenance of the commercial infrastructure necessary to launch Thelin™ in the U.S.
     We have sustained net losses of approximately $422.3 million from the date of our inception to December 31, 2006. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock and convertible debt, debt issued by our subsidiary that is secured by royalties on Argatroban and from funds received through our collaborations, research agreements and partnerships. See discussion of “Liquidity and Capital Resources” below.
     In April 2005, the stockholders of Revotar, our former majority-owned German subsidiary, agreed to restructure Revotar’s capitalization. Following the completion of the Restructuring, our Consolidated Financial Statements no longer include the results of Revotar. We recorded a gain of approximately $1.7 million upon its disposal of Revotar, which is included in the amount reported under the caption “Gain (loss) from discontinued operations” in our financial statements for year 2005. For additional information about Revotar, see Note 14 to the Consolidated Financial Statements included herein. Results for years 2004 and 2003 have been restated to reflect the classification of Revotar as a discontinued operation during 2005, with no change in reported net loss.
Year ended December 31, 2006, Compared with Year ended December 31, 2005
Revenues
     Revenues in year 2006 increased $5.0 million, to $19.0 million from $14.0 million in year 2005. The increase is primarily due to higher royalties earned on higher sales of Argatroban by GSK in year 2006. Royalties increased to $17.4 million, from $12.9 million in 2005. As a result of the recent sale of the Argatroban Notes by our subsidiary, future royalty revenues from sales of Argatroban will be used to pay interest and to repay the Argatroban Notes, and will not be available to fund our operations until the Argatroban Notes are repaid in full.
     We began pre-license sales of Thelin™ in the U.K. in July 2006 utilizing the services of a third party. After receipt of marketing approval by EMEA in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and in Germany during late 2006. We reported sales of Thelin™ of approximately $0.3 million in 2006.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any sales projections or financial forecasts. As the outcome of our regulatory filings with the FDA and other regulatory authorities is uncertain, we are unable to project revenues for Thelin™ in the U.S. and other countries. Even though we have received regulatory approval to market Thelin™ in Europe, and are hopeful that we may receive regulatory approval to market Thelin™ in the U.S., significant uncertainties make it difficult to forecast or predict future sales. These uncertainties include the market acceptance of Thelin™, reimbursement policies of third-party payers and the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals, and other factors impacting the timing and speed of our product launch, could materially affect any revenue projections
Cost of Goods Sold
     Cost of goods sold in 2006 of approximately $0.1 million was primarily comprised of the cost to manufacture, finish and package Thelin™ sold in Europe.
Research and Development Expenses
     Research and development expense in 2006 was comparable to 2005, and was primarily comprised of the costs of ongoing long-term safety studies of Thelin™, and with expenses related to various regulatory submissions for Thelin™. As discussed below, we have restricted research and development activities to those necessary to maintain our existing programs, and have deferred additional projects until the second half of 2007. If we do not receive FDA approval to sell Thelin™ in the U.S., we may be required to make further reductions in our research and development activities. If we do receive FDA approval and are successful in obtaining additional funding, research and development activities in 2007 would remain significant as we would expect to continue to invest in our research pipeline.
Sales and Marketing Expenses
     Sales and marketing expenses increased to $41.4 million in 2006 from $16.0 million in 2005. The increase was primarily due to costs associated with preparation for the commercial launch in the EU and the anticipated commercial launch of Thelin™ in the U.S. This included the addition of a U.S. sales force and related sales launch preparation activities. We have made Thelin™ commercially available in the U.K. and Germany, are actively preparing for the commercial launch of Thelin™ throughout Europe, having added a vice president of European sales and marketing and a European headquarters staff. We have hired a sales force in the U.K. and in Germany. We expect sales and marketing expenses in 2007 to continue to increase over 2006, as we commercially launch Thelin™ in Europe. As discussed in Liquidity and Capital Resources below, our current liquidity position will limit our commercialization activities in the U.S. to those that we deem necessary to maintain the ability to commercially launch Thelin™ in the U.S. if we receive FDA approval. If we do receive FDA approval and are successful in obtaining additional funding, sales and marketing expenses in

2007 would reflect additional expenditures necessary to commercially launch Thelin™ in the U.S. If we do not receive FDA approval, we may be required to make significant reductions in our commercial infrastructure in the U.S.
General and Administrative Expense
     General and administrative expense increased to $22.3 million in 2006, from $12.3 million in 2005. The increase is primarily due to costs associated with the anticipated commercial launch of Thelin™, including increases in staff, in the U.S. and Europe, travel, consulting, legal and other professional services. We expect general and administrative expenses in 2007 to increase over 2006 as we continue to build the infrastructure to commercially operate in Europe. As discussed in Liquidity and Capital Resources below, we will restrict general and administrative activities in the U.S. to those that we deem essential to maintain our operations. If we do not receive FDA approval, however, we may be required to make significant reductions in our administrative infrastructure in the U.S.
Total Operating Expenses
     Total operating expenses increased $36.5 million in 2006, compared with 2005. The increase is primarily due to preparations for the commercial launch of Thelin™ in Europe and in the U.S., if we receive regulatory approval.
Operating loss
     Operating loss increased by $31.5 million in 2006 compared with 2005, primarily due to increased operating expenses in 2006.
Investment Income
     Investment income in 2006 declined $0.9 million in 2006 compared with 2005, primarily due to reduced levels of funds available for investment.
Interest Expense
     Interest expense is primarily comprised of interest on the Convertible Notes. Interest expense increased $0.8 million in 2006 compared with 2005, as the Convertible Notes were outstanding for the entire year of 2006 and for nine months in 2005.
Loss from Continuing Operations
     Loss from continuing operations increased $33.2 million in 2006 compared with 2005, primarily due to expenses incurred in 2006 for the anticipated commercial launch of Thelin™ in Europe and in the U.S., if we receive regulatory approval.
Gain from Discontinued Operations
     We recorded a gain from discontinued operations in 2005 due to the Restructuring of Revotar. For additional information on the Restructuring, see Note 14 to the Consolidated Financial Statements included herein. In 2005 and 2004, Revotar lost, net of minority interest, $0.4 million and $0.9 million, respectively.
Net Loss Before Cumulative Effect of Accounting Principle
     Net loss before cumulative effect of accounting principle increased $34.5 million compared with 2005, primarily due to expenses incurred in 2006 for the anticipated commercial launch of Thelin™ in Europe and the U.S., if we receive regulatory approval.
Cumulative effect of Change in Accounting Principle
     Prior to the Company’s adoption of FAS 123R, if unvested shares of restricted common stock were forfeited, the Company reversed any compensation expense that it had previously recorded on those shares at the time of forfeiture. Upon the adoption of FAS 123R, the Company will adjust the amount of expense recorded each period, based upon its estimate of future forfeitures. The cumulative effect of estimating future forfeitures of unvested restricted common shares granted before January 1, 2006, was $107,000, which is reported as a cumulative effect of change in accounting principle during 2006.
Net Loss
     Net loss increased $34.4 million compared with 2005, primarily due to expenses incurred in 2006 for the anticipated commercial launch of Thelin™ in Europe and the U.S., if we receive regulatory approval.
Year ended December 31, 2005, Compared with Year ended December 31, 2004
Revenues
     Revenues in year 2005 increased $1.2 million, to $14.0 million from $12.8 million in year 2004. The increase is primarily due to higher royalties earned on higher sales of Argatroban by GSK in year 2005. Royalties increased to $12.9 million, from $10.6 million in 2004. License fees, milestones and grants increased $0.4 million in year 2005, due to receipt of an additional milestone payment from Schering-Plough in March 2005. The increased royalties and license fees, milestones and grants were partially offset by the end of research support from Schering-Plough, which terminated June 30, 2004. In 2004, we received $1.5 million in research support from Schering-Plough.
Research and Development Expenses
     Research and development expenses increased $7.0 million, to $63.5 million in 2005 from $56.4 million in 2004. The increase is primarily related to Thelin™ clinical trials, and expenses associated with regulatory submissions for Thelin™.
Sales and Marketing Expenses
     Sales and marketing expenses increased $12.8 million in 2005 to $16.0 million, compared with $3.1 million in 2004. During 2005, we began building the commercial infrastructure to support the commercial launch of Thelin™ in the U.S. Such costs include the addition of a vice president of sales, a U.S. sales force, and support staff.
General and Administrative Expenses
     General and administrative expenses increased to $12.3 million in 2005 from $8.4 million in 2004. The increased expense in year 2005 resulted from costs associated with building the commercial infrastructure to support the anticipated commercial launch of Thelin™ in 2006. Such costs include the addition of several key management appointments, including a chief financial officer, chief operating officer, general counsel and additional support staff.
Operating Loss
     Operating loss increased $22.6 million, to $77.8 million in 2005 from $55.2 million in 2004. The increased operating loss is primarily due to costs associated with building the commercial infrastructure to support the anticipated commercial launch of Thelin™, and higher research and development expenses discussed above, partially offset by higher revenues in 2005.
Investment Income
     Investment income increased to $4.7 million in 2005, from $1.5 million in 2004, as we invested proceeds from the sale of $130 million in Convertible Notes in March 2005.
Interest Expense
     Interest expense of $3.1 million in 2005 is comprised of interest and amortized debt issue costs on the Convertible Notes. For additional information on the Convertible Notes, see Note 7 to the consolidated financial statements, included herein.
Loss from Continuing Operations
     Loss from continuing operations of $76.2 million in 2005 and $53.7 million in 2004 is comprised of the operating loss, discussed above, and interest expense, partially offset by investment income.
Gain (Loss) from Discontinued Operations
     We recorded a gain from discontinued operations in 2005 due to the Restructuring of Revotar. For additional information on the Restructuring, see Note 14 to the consolidated financial statements. In 2005 and 2004, Revotar lost, net of minority interest, $0.4 million and $0.9 million, respectively.
Net Loss
     Net loss increased to $74.9 million in 2005, from $54.7 million in 2004, due to higher interest and operating expenses in 2005, partially offset by higher revenues and a gain on the disposition of Revotar.
Liquidity and Capital Resources
     While the Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our Consolidated Financial Statements contains a statement relating to their substantial doubt about our ability to continue as a going concern. At December 31 2006, we had cash and investments of $43.8 million, and at March 1, 2007, after the receipt of net proceeds from the sale by Royalty Sub of the Argatroban Notes described below, we had cash and cash equivalents of approximately $71.9 million. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale of our Convertible Notes; funds received through collaborations, research agreements, licenses and partnerships; royalty revenue from sales of Argatroban; and the recent sale by Royalty Sub of the Argatroban Notes. Although, we have recently received additional funds from our equity financing line with Azimuth described below and from the sale by Royalty Sub of the Argatroban Notes, we will require additional funding to continue to operate as a going concern, whether or not Thelin™ is approved in the U.S. by the FDA, as described in more detail below. Subject to certain conditions, we may issue and sell up to 8,780,500 shares of our common stock to Azimuth under the equity financing line and may receive $10 million upon the confirmation of treaty relief from U.K. withholding obligations pursuant to the terms of the Argatroban Notes. We may also issue common stock, debt, or other securities for gross aggregate proceeds of $95.5 million pursuant to our effective shelf registration statement. However, we cannot assure you that such funding will be available under commercially acceptable terms.
Outlook for 2007
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to successfully launch Thelin™ in Europe. As described below, this trend is expected to continue as we expand our commercial organization in Europe and continue to invest in U.S. launch preparations for Thelin™. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that are likely to be commercialized in the near future other than Thelin™.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any projections or financial forecasts of sales or operating expenses. We believe, however, that the commercial launch of Thelin™ in Europe and the anticipated launch of Thelin™ in the U.S. and other countries will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. As the outcomes of our regulatory filings with the FDA and other regulatory authorities are uncertain, we are unable to project revenues for Thelin™ in the U.S. and other countries. Even though we have received regulatory approval to market Thelin™ in Europe, significant uncertainties make it difficult to forecast or predict future sales. These uncertainties include the market acceptance of Thelin™, the reimbursement policies of third-party payors, the speed with which government or other third-party payors grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals, and other factors impacting the timing and speed of our product launch, all of which could materially affect any revenue projections.
     Based upon our current cash position of $71.9 million as of March 1, 2007 and expected future cash requirements, we will require additional funding in 2007 in order to continue our ongoing research and development programs, and to fund the commercial launch of Thelin™ in Europe, whether Thelin™ is approved in the U.S. by the FDA or not. Because the FDA has designed Thelin™ as a Class 2 resubmission and assigned a new PDUFA action date of June 15, 2007, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all. We are considering various alternatives to reduce our expenses in order to sustain our cash resources. Those measures include scaling back personnel and expenses, delaying or terminating research and development programs, curtailing capital expenditures, and reducing other operating expenses. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies or product candidates that we could otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable, including the possibility of licensing rights to Thelin™ outside North America and Europe. Even if Thelin™ is approved by the FDA, we believe that we will require additional funding for increased spending required to commercially launch Thelin™ in the U.S.
     If we receive approval by the FDA to market Thelin™ in the U.S., and if we are successful in obtaining additional funding, we believe that our operating expenses will exceed those incurred in 2006. If we do not receive approval by the FDA, we may be required to restructure our operations to significantly reduce our operating expenses. In any event, we anticipate that we will continue to incur operating losses throughout 2007.
Years 2006 and 2005
Cash Flows from Operating Activities
     At December 31, 2006, we had cash, cash equivalents and investment securities of $43.8 million compared with $127.9 million at December 31, 2005. We used $100.5 million in cash from operating activities in year 2006 compared to cash used by operating activities of $66.1 million in 2005. The primary operating uses of cash in 2006 were to fund the building of a corporate infrastructure to support the anticipated commercial launch of Thelin™, pay interest on to the Convertible Notes, fund our general operating expenses and the ongoing research and development programs, reduced by cash received from investment income.
Cash Flows from Investing Activities
     Investing activities are primarily comprised of our investments in debt securities. Cash is generated from investment activities when marketable securities mature, the resulting cash is utilized primarily to fund operating activities. Investing activities in 2006 consisted of purchases of equipment of $2.1 million. To maximize liquidity in 2006, we invested our available funds in cash equivalent securities, having original maturities of less than 90 days. In 2005, we generated $20.8 million in investing activities, reflecting the maturities of marketable debt securities, partially offset by purchases of equipment and leasehold improvements of $2.1 million.

Cash Flows from Financing Activities
     Cash provided by financing activities in year 2006 was $18.4 million, compared with $127.1 million in 2005. Financing activities in 2006 consisted of net proceeds from two draw-downs under our equity financing line with Azimuth described below totaling $17.8 million, and $0.6 million proceeds from the exercise of employee stock options. Financing activities in year 2005 primarily consisted of net proceeds from the sale of the Convertible Notes, and proceeds from the exercise of employee stock options of $1.7 million. See Note 7 to our Consolidated Financial Statements included herein for additional information on the Convertible Notes.
     On October 19, 2006, we entered into an equity financing line with Azimuth pursuant to which Azimuth is committed to purchase up to $75 million shares of our common stock or 11,866,851 shares of our common stock, whichever occurs first, over the 18-month term of the financing line, subject to certain conditions. To date, we have closed two draw-down requests under the financing line pursuant to which we received aggregate net proceeds of approximately $17.8 million, after deducting estimated offering expenses, and issued an aggregate of 3,086,351 shares of our common stock. We can sell and issue up to 8,780,500 additional shares to Azimuth prior to the expiration of the financing line, subject to certain conditions.
     On February 6, 2007, our wholly owned subsidiary, Royalty Sub, issued the Argatroban Notes, for which we received approximately $56 million of net proceeds, after deducting transaction costs, of which $10 million was withheld from us pending confirmation of treaty relief from U.K. withholding tax obligations. Once tax treaty relief is confirmed, the amount withheld will be released to us. If tax treaty relief is not received by March 23, 2008, the amount withheld will be used to pay interest on and principal of the Argatroban Notes. See Note 2 to the Consolidated Financial Statements included herein for a more complete description of the terms of the Argatroban Notes.
     We also have an effective shelf registration statement, under which we could be eligible to issue common stock, debt, or other securities for gross aggregate proceeds of up to $95.5 million. We cannot assure you whether any of these financing arrangements will be available under commercially acceptable terms, if at all.
Contractual Obligations
     At December 31, 2006, our material contractual obligations were comprised of (i) $130 million in 2.5% Convertible Senior Notes, (ii) obligations under our operating lease agreements (see Note 17 to the Consolidated Financial Statements included herein), and (iii) under one research agreement, we could be obligated to pay the other party a termination fee in the event that we elect to terminate the project prior to completion (see Note 17 to the Consolidated Financial Statements). In addition, we are obligated to make semi-annual interest payments on the Convertible Notes of totaling approximately $3.2 million per year.
     As of December 31, 2006, the Company had contractual obligations as follows (in thousands):.

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt	$130,000	$—	$—	$—	$130,000
Operating leases	4,732	1,983	2,587	162	—

Total	$134,732	$1,983	$2,587	$162	$130,000
     In addition to the above, Royalty Sub is obligated to repay $60 million in Argatroban Notes, which were issued in February 2007. See Note 2 to the Consolidated Financial Statements included herein for a more complete description of the terms of the Argatroban Notes.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, our management believes that as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting that is included herein at page F-2.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2007.
ITEM 11 — EXECUTIVE COMPENSATION
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2007.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2007.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2007.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2007.

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
     (b) Exhibits
     See Item 15(a)(3) above.
     (c) Financial Statement Schedules
     None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 15th day of March, 2007.

ENCYSIVE PHARMACEUTICALS INC.

By:	/s/ Gordon h. Busenbark

Gordon H. Busenbark Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on the 15th day of March, 2007.

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

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

3.1	-	Restated Certificate of Incorporation dated September 17, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. /000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.

3.2	-	Certificate of Amendment to Certificate of Incorporation of Encysive Pharmaceuticals Inc., dated May 11, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-125154) filed May 23, 2005.

3.3	-	Amended and Restated By-laws of Encysive Pharmaceuticals Inc. adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 1996).

3.4	-	Amendment to Article II of By-laws adopted June 29, 2000 (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

4.1	-	Rights Agreement, dated as of January 2, 2002, between Encysive Pharmaceuticals Inc. and The Bank of New York, as Rights Agent, including exhibits thereto. (incorporated by reference to Exhibit 1 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.2	-	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.3	-	Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005.

4.4	-	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005.

4.5	-	Indenture, dated as of February 6, 2007, between Royalty Sub and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 12% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 8, 2007).

10.1+	-	Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended)).

10.2†+	-	Eighth amendment dated March 8, 2007 to Consulting Agreement with John M. Pietruski dated January 1, 1992.

10.3+	-	Termination Agreement between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. dated March 21, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.4+	-	Termination Agreement between Encysive Pharmaceuticals Inc. and Richard A. F. Dixon dated March 17, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.5+	-	Termination Agreement dated as of October 24, 2005 made by and between Encysive Pharmaceuticals Inc. and Gordon H. Busenbark, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 000-20117) filed November 1, 2005.

10.6+	-	Termination Agreement dated as of October 25, 2005 made by and between Encysive Pharmaceuticals Inc. and George W. Cole, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 000-20117) filed November 14, 2005.

10.7+	-	Termination Agreement between Encysive Pharmaceuticals Inc. and Stephen L. Mueller dated March 20, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.8+	-	Transition Agreement dated March 30, 2006 between the Company and Stephen L. Mueller (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2006, filed with the Commission on August 9, 2006).

10.9+	-	Termination Agreement dated as of September 10, 2003 made by and between Encysive Pharmaceuticals Inc. and Terrance C. Coyne, M.D. incorporated by reference to exhibit 99.2 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.10+	-	Separation Agreement and Release dated July 6, 2006 between the Company and Terrance C. Coyne, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2006, filed with the Commission on August 9, 2006).

10.11+	-	Termination Agreement dated as of June 2, 2003 made by and between Encysive Pharmaceuticals Inc. and Derek J. Maetzold, incorporated by reference to exhibit 99.3 to Report on Form 8-K (Commission File no. 000-20117) dated September 11, 2003.

10.12+	-	Form of Indemnification Agreement between Encysive Pharmaceuticals Inc. and its officers and directors dated March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2001, filed with the Commission on March 29, 2002).

Exhibit
Number		Description of Exhibit

10.13+	-	Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.14+	-	Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.15+	-	Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.16+	-	1995 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.17+	-	Amendment to the 1995 Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.62 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.18+	-	Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

10.19+	-	Amendment to the 1995 Non-Employee Director Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.20+	-	Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan, dated March 6, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-41864) filed with the commission on July 20, 2000).

10.21+	-	Amendment to the Encysive Pharmaceuticals Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 14, 2003).

10.22+	-	Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 7, 2004).

10.23+	-	Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

10.24+	-	Form of Option Agreement for Non-Qualified Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

10.25+	-	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees without a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed December 12, 2005).

10.26+	-	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees with a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed December 12, 2005).

10.27+	-	Retirements Benefits Policy for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed January 31, 2006).

10.28+	-	Retirements Benefits Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed January 31, 2006).

10.29	-	Lease Agreement dated, February 24, 1995, between Encysive Pharmaceuticals Inc. and Doctors Center, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.30	-	Third Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.31	-	Lease Agreement dated February 20, 2002, between Encysive Pharmaceuticals Inc. and FRM West Loop Associates #6, LTD (incorporated by reference to Exhibit 10.22 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.32	-	Lease Agreement dated November 18, 2004, between Encysive Pharmaceuticals Inc. and W9/LWS II Real Estate Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 24, 2004.

10.33	-	Fourth Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2005, filed with the Commission on March 13, 2006).

Exhibit
Number		Description of Exhibit

10.34*	-	Sublicense and License Agreement dated May 27, 1993, between Company and Genentech, Inc., together with exhibits (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1993, and incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q/A-1 (Commission File No. 0-20117) for the quarter ended June 30, 1993).

10.35	-	Agreement between Mitsubishi Chemical Corporation, Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.36*	-	Product Development License and Co-Promotion Agreement between Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.37*	-	License Agreement between Encysive Pharmaceuticals Inc. and Revotar Biopharmaceuticals AG. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed on June 27, 2005

10.38*	-	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering-Plough LTD. dated June 30, 2000 (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.39	-	Research Collaboration and License Agreement by and between Encysive Pharmaceuticals Inc. and Schering Corporation dated June 30, 2000 (incorporated by reference to Exhibit 99.9 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.40	-	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd. dated October 19, 2006. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on October 20, 2006).

14.1	-	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2005, filed with the Commission on March 13, 2006)

21.1†	-	Subsidiaries of the Registrant.

23.1†	-	Consent of Independent Registered Public Accounting Firm.

31.1†	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2†	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1†	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

†	Filed herewith.