Form 10-Q
period 2007-03-31
ENCYSIVE PHARMACEUTICALS INC
filed 2007-05-08
CIK 887023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer       Accelerated filer X  Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, exclusive of treasury shares, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common stock, $0.005 par value	70,158,934

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$52,689	$43,798
Restricted cash	10,197	—
Accounts receivable	5,156	5,211
Other current receivables, net of reserve of $0 and $65	579	141
Inventory, net of reserve of $625 and $496	2,715	2,343
Prepaids	2,681	1,926

Total current assets	74,017	53,419
Equipment and leasehold improvements, net	5,854	5,976
Deferred debt origination costs, net of accumulated amortization of $1,421 and $1,202	6,656	3,461
Intangible assets, net of accumulated amortization of $711 and $685	255	281

Total assets	$86,782	$63,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,004	$3,435
Accrued expenses	17,300	22,133
Deferred revenue	964	1,286

Total current liabilities	22,268	26,854
Long-term debt	186,532	130,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $.005 per share. 5,000,000 Shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. 150,000,000 shares authorized. At March 31, 2007, 64,417,756 shares issued, 64,204,756 outstanding; at December 31, 2006, 62,660,802 shares issued, 62,447,802 shares outstanding	322	313
Additional paid-in capital	331,408	329,817
Treasury stock, 213,000 shares at March 31, 2007 and December 31, 2006	(1,602)	(1,602)
Accumulated other comprehensive income	40	33
Accumulated deficit	(452,186)	(422,278)

Total stockholders’ deficit	(122,018)	(93,717)

Total liabilities and stockholders’ deficit	$86,782	$63,137

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Sales	$941	$—
Royalty income	4,145	3,239
License fees and milestones	322	322

Total revenues	5,408	3,561
Expenses:
Cost of goods sold	66	—
Research and development	17,499	18,379
Sales and marketing	10,886	9,836
General and administrative	5,616	5,742

Total expenses	34,067	33,957

Operating loss	(28,659)	(30,396)
Investment income	795	1,299
Interest expense	(2,044)	(980)

Loss before cumulative effect of change in accounting principle	$(29,908)	$(30,077)
Cumulative effect of change in accounting principle	—	107

Net loss applicable to common shares	$(29,908)	$(29,970)

Other comprehensive income:
Unrealized gain on foreign currency translation	7	—

Comprehensive loss	$(29,901)	$(29,970)

Loss per share:
Net loss per share, basic and diluted	$(0.49)	$(0.51)

Weighted average common shares used to compute Net loss per share basic and diluted	61,643,847	58,270,138

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(29,908)	$(29,970)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	265	188
Expenses paid with stock	43	50
Share-based compensation expense	1,553	2,087
Amortization of debt issue costs	218	164
Interest earned on restricted cash	(72)	—
Loss on disposition of fixed assets	4	28
Changes in operating assets and liabilities:
Accounts receivable	62	2,007
Inventory	(372)	(348)
Prepaids	(754)	(631)
Other current receivables	(435)	74
Accounts payable and accrued expenses	(4,273)	246
Deferred revenue	(322)	(322)

Net cash used in operating activities	(33,991)	(26,427)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(119)	(1,376)

Net cash used in investing activities investing activities	(119)	(1,376)

Cash flows from financing activities:
Borrowing of long-term debt	60,000	—
Proceeds restricted	(10,000)	—
Debt issue costs	(3,422)	—
Repayment of long-term debt	(3,468)	—
Proceeds from option exercises	4	419

Net cash provided by financing activities	43,114	419

Effect of exchange rate changes on cash	5	—

Net increase (decrease) in cash and cash equivalents	9,009	(27,384)
Cash and cash equivalents at beginning of period	43,798	127,913

Cash and cash equivalents at end of period	$52,807	$100,529

Supplemental schedule of cash flow information:
Interest paid	2,597	1,625
See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (unaudited)
(1) Liquidity and Management’s Plans
     The accompanying consolidated financial statements have been prepared assuming that Encysive Pharmaceuticals Inc. (the “Company” or “Encysive”), a Delaware corporation, will continue to operate as a going concern. The Company has sustained losses since its formation, and at March 31, 2007 had a stockholder’s deficit of $122,018,000. At March 31, 2007, the Company had cash and cash equivalents of $52.7 million, which management believes will not be sufficient to fund the Company’s operations through December 31, 2007. In order to continue as a going concern, the Company will need to receive additional funding, whether Thelin™ is approved by the U.S. Food and Drug Administration (“FDA”) or not. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.
     Management has entered into two financing arrangements, discussed below, to provide additional liquidity; however the Company will require additional funding in order to continue to operate. There can be no assurance that such additional funding will be available on commercially acceptable terms.
     On October 19, 2006, the Company entered into a Common Stock Purchase Agreement, (the “Azimuth Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth committed to purchase up to $75,000,000 of common stock, or 11,866,851 shares of the Company’s common stock as of October 19, 2006, whichever occurs first, over the 18-month term of the Azimuth Agreement. To date, the Company has closed four draw downs under the Azimuth Agreement, including two in April 2007, and has received aggregate gross proceeds of approximately $36 million and net proceeds of approximately $35.5 million after deducting estimated offering expenses. The Company has issued an aggregate of 9,026,096 shares of the Company’s common stock to Azimuth from the four draw down requests, and could issue up to an additional 2,840,755 shares under the terms of the Azimuth Agreement.
     On February 6, 2007, the Company’s wholly owned subsidiary, Argatroban Royalty Sub LLC (“Royalty Sub”), issued an aggregate principal amount of $60.0 million of its Argatroban PhaRMASM Secured 12% Notes due 2014 (the “Argatroban Notes”) to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds from the financing were approximately $56.6 million after transaction costs, of which $10.0 million was withheld from the Company pending confirmation of treaty relief from U.K withholding tax obligations. The amount withheld, along with earned interest thereon, is recorded as Restricted Cash on the consolidated balance sheets at March 31, 2007. If tax treaty relief is confirmed, the amount withheld will be released to the Company. If tax treaty relief is not received by March 23, 2008, the withheld amount will be used to pay interest on and principal of the promissory notes. For additional information, refer to Note 9.
     The Company has an effective shelf registration statement on Form S-3, under which it could issue additional common stock, debt, or other securities for gross aggregate proceeds of up to $77.5 million.
(2) Organization and Significant Accounting Policies
     (a) Organization
     Encysive is a global biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds to address unmet medical needs. The Company’s research and development programs are predominantly focused on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit its expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds.

     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product approved by the U.S. Food and Drug Administration (“FDA”), Argatroban, for which it receives royalty income, began during November 2000. Sales of Thelin™ (sitaxsentan sodium), the Company’s first product approved by the European Medicines Agency (“EMEA”) began in the fourth quarter of 2006.
     (b) Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation; Encysive, L.P. (“ELP”), a Delaware limited partnership; EP-ET, LLC, a Delaware limited liability company; Encysive (UK) Limited, a private company located in the United Kingdom (“UK”); Encysive Germany GmbH, a private company located in Germany; Encysive France S.A.S., a private company located in France; Encysive Italy S.r.l., a private company located in Italy; Encysive Canada Inc., a private company located in Canada; and Royalty Sub.
     (c) Revenue Recognition
     Revenue from sales of Thelin™ is recognized when product is shipped and ownership transfers to the customer. Sales revenue includes value added taxes billed to customers, and is reported net of discounts, allowances, and returns. Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company’s intellectual property are similarly deferred and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed.
     (d) Debt issue costs
     The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $3,414,000 during the three months ended March 31, 2007 related to the issuance of the Argatroban Notes. Debt issue costs are deferred, and recognized from the issuance of the Argatroban Notes through the final maturity date of September 30, 2014. During the three months ended March 31, 2007, interest expense included approximately $55,000 in amortized debt issue costs.
     The Company also incurred costs of approximately $4,663,000 related to the issuance of its 2.50% Convertible Senior Notes due 2012 (the “Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Notes through the date that the Company has the ability to call the Notes, March 20, 2010. Interest expense in each of the three months ended March 31, 2007 and 2006, includes approximately $164,000 in amortized debt issue costs. Remaining unamortized debt issue costs were approximately $3,297,000 at March 31, 2007. For additional information about the Notes, see Note 9.

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
     (f) New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 also requires significant additional disclosures. The Company adopted the new standard during the first quarter of 2007 as required. The effect of adoption of FIN 48 did not have a material effect upon the Company’s consolidated financial statements.
     In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance of SAB 108. The adoption of this bulletin did not have a material effect upon the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The guidance in FAS 157 will be applied prospectively with the exception of (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under FAS 133, which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective adoption). The Company intends to adopt the new standard during the first quarter of 2008. The Company is currently evaluating the impact of FAS 157 and does not expect that the adoption of FAS 157 will have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, but may be adopted earlier provided that FAS 157 is also adopted. The Company intends to adopt the new standard during the first quarter of 2008. The Company is currently evaluating the impact of FAS 159 and does not expect that the adoption of FAS 159 will have a material impact on the Company’s consolidated financial statements.

(3) Inventory
     Based on management’s judgment of probable future commercial use and net realizable value, costs related to the production of work-in-process inventory of Thelin™ have been capitalized as inventory. The Company could be required to expense these costs upon a change in such judgment due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Inventory balances are determined using the first-in first-out method. At March 31, 2007, the Company had $2.7 million of capitalized inventory costs, net of a reserve for obsolescence of $0.6 million and at December 31, 2006, the Company had $2.3 million of capitalized inventory costs, net of a reserve for obsolescence of $0.5 million.
(4) Capital Stock
     In March 2005, the Company issued the Notes in the principal amount of $130,000,000. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Notes, see Note 9. The Company has reserved Common Stock for issuance as of March 31, 2007, as follows:

Stock option plans	8,205,542
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	17,527,543

     Shares reserved for issuance pursuant to stock option plans includes 2,600,000 shares in the 2007 Incentive Plan, as amended, which was adopted by the Company in March 2007 contingent upon receiving approval from the Company’s stockholders at its 2007 annual meeting.
(5) Cash, Cash Equivalents, and Restricted Cash
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. All of the Company’s funds were invested in cash or cash equivalents at March 31, 2007 and December 31, 2006.
     At March 31, 2007, the Company had restricted cash of $10.2 million, which was primarily comprised of $10.0 million withheld from the proceeds of the Argatroban Notes plus accrued interest thereon. See Note 9. The Company also deposited approximately $0.1 million into an account with a bank to secure a letter of credit.
(6) Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2007 and 2006, the weighted average common shares used to compute basic and diluted net loss per common share totaled 61,643,847 and 58,270,138, respectively. Securities convertible into common stock comprised of stock options, shares of common stock reserved for issuance upon conversion of the Notes and unvested shares of restricted common stock totaling 18,252,559 and 15,770,680 shares at March 31, 2007 and 2006, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.

(7) Income Taxes
     The Company did not incur tax expense (benefit) during the three month periods ended March 31, 2007 and 2006, due to operating losses and the related increase in the valuation allowance.
(8) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes sales, research and development of pharmaceutical products. The Company’s revenues are primarily derived from GlaxoSmithKline plc, (“GSK”) and sales of Thelin™ in Europe. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Entities:
GSK	$4,145	$3,239
Others	1,263	322

Total	$5,408	$3,561

     The following table summarizes the Company’s sources of revenues by geographical area (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Geographical Area:
United States	$4,467	$3,561
Europe	941	—

Total	$5,408	$3,561

     The following table summarizes the Company’s long-lived assets by geographical area (dollars in thousands):

	March 31,	December 31,
	2007	2006
Geographical Area:
United States	$12,563	$9,499
Europe	202	219

Total	$12,765	$9,718

(9) Long-Term Debt
     On February 6, 2007, the Company, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub, the rights of the Company to receive royalties and certain payments (the “Royalty Payments”) from sales of Argatroban in the United States and Canada, in exchange for approximately $56.6 million in cash, of which $10.0 million was deposited into a “Holdback Account” pending receipt of the U.K. Tax Confirmation (defined below), and a capital contribution by the Company to Royalty Sub in an amount equal to the excess of the agreed fair market value of the Royalty Payments over the amount of the cash portion of the purchase price. Also on February 6, 2007, Royalty Sub issued an aggregate principal amount of $60.0 million of Argatroban Notes to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act.
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
     The Royalty Payments, together with any funds made available from an account into which capital contributions will be made by the Company, if any, to Royalty Sub or the Holdback Account in limited circumstances, will be the sole source of payment of principal of, and interest on, the Argatroban Notes. The payment dates for the Argatroban Notes are March 30, June 30, September 30 and December 30 of each year. On March 30, 2007, the Company made a payment of approximately $4.4 million of which approximately $3.5 million was used to repay principal and $0.9 million to pay interest.
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
(10) Share-Based Payment
     The Company has share-based awards outstanding under six different plans as follows:
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
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 533,495 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.

     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 382,500 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 4,812,946 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     The 2007 Incentive Plan, as amended, (“2007 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock, and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 2,600,000 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. The issuance of shares under the 2007 Plan is contingent upon receiving approval from the Company’s stockholders at its 2007 annual meeting.
     Compensation expense related to all share-based awards during the three months ended March 31, 2007 was $1,650,000, of which $848,000 related to stock options and $802,000 related to nonvested shares of the Company’s common stock. Compensation expense related to all share-based awards during the three months ended March 31, 2006 was $2,087,000, of which $1,623,000 related to stock options resulting from the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) and $464,000 related to nonvested shares of the Company’s common stock.
     Cash received from stock options exercised during the three months ended March 31, 2007 and 2006 was $4,000 and $419,000, respectively.
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

     The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.7%	4.6%
Expected volatility	77.9%	64.4%
Expected life in years	5.0	4.0
     A summary of the Company’s stock option activity for the three months ended March 31, 2007 was as follows:

		Weighted	Weighted Average	Aggregate
	Stock	Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding at December 31, 2006	5,614,455	$8.14	5.70
Grants	714,532	$2.995
Forfeited or expired	(222,206)	$6.26
Exercises	(4,166)	$0.93

Outstanding at March 31, 2007	6,102,615	$7.61	6.15	$708
Vested and expected to vest in the future at March 31, 2007	6,060,134	$7.62	0.41	$708
Exercisable at March 31, 2007	4,320,615	$7.89	5.08	$708
Available for grant at March 31, 2007	2,100,088
     In March 2007, the Company adopted the 2007 Plan, contingent upon receiving approval from the stockholders at the Company’s 2007 annual meeting in May 2007. At March 31, 2007 there were 504,931 options outstanding, and 2,095,069 shares available for grant under the 2007 Plan.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $1.98 and $4.67, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $12,000 and $420,000, respectively.
     The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2007 and 2006 was $3.03 and $8.85, respectively. A summary of the Company’s nonvested shares activity for the three months ended March 31, 2007 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2006	823,675	$8.83
Activity during quarter ended March 31, 2007
Grants	1,762,572	$3.04
Vested	(35,783)	$8.59
Forfeited	(11,537)	$9.17

Nonvested at March 31, 2007	2,538,927	$4.81

     The Company began granting phantom units in 2006 to certain of its non-U.S. employees. The fair value of unvested phantom units is determined based on the closing trading price of the Common Stock on the day before the grant date. A summary of the Company’s unvested phantom unit activity for the three months ended March 31, 2007, was as follows:

		Weighted
		Average
	Phantom	Grant Date
	Units	Fair Value
Unvested at January 1, 2007	124,682	$4.10
Grants	170,943	3.00
Vested	—	—
Forfeited	(10,504)	4.10

Unvested at March 31, 2007	285,121	$3.44
     At March 31, 2007, there was $14.0 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which $5.1 million relates to stock options expected to be recognized over a weighted-average period of 1.5 years, and $8.9 million relates to nonvested shares expected to be recognized over a weighted average period of 2.1 years.
(11) Accrued expenses
     Accrued expenses consisted of the following items (dollars in thousands):

	March 31, 2007	December 31, 2006
Accrued compensation and benefits	$2,816	$4,498
Accrued research and development costs	11,333	11,498
Accrued interest on long-term debt	181	953
Accrued sales and marketing costs	1,200	1,676
Reserve for future Argatroban returns	1,254	1,149
Accrued legal and professional fees	209	231
Other accrued expenses	307	2,128

Total	$17,300	$22,133

(12) Commitments and Contingencies
     (a) Litigation
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D., the Company’s President and Chief Executive Officer, Richard A.F. Dixon, the Company’s Senior Vice President, Research and Chief Scientific Officer and Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing putative class action lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits will likewise be consolidated into this action. The Court has also appointed a lead plaintiff and lead counsel in the consolidated action, who are preparing to file a consolidated amended complaint. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
     On November 22, 2006, John Jadelis, an individual claiming to be a shareholder of the Company, filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint names the Company as a nominal defendant and Bruce D. Given, the Company’s President and CEO, Richard A.F. Dixon, the Company’s Senior Vice President of Research and Chief Scientific Officer, Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer, Ron Anderson, Director, J. Kevin Buchi, Director, John H. Dillon, II, Director, John M. Pietruski, Director, James A Thomson, Director, Suzanne Oparil, Director, James T. Willerson, Director and Robert J. Cruikshank, Director, as defendants. The suit asserts claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and seeks contribution and indemnification against the individual defendants. The lawsuit seeks damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants; and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action.
     We anticipate that additional shareholder derivative lawsuits regarding the same subject matter may be filed in federal and/or state court during the upcoming months.
     (b) Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. To date, changes in foreign currency exchange rates have not had a material effect on our financial results.
     (c) Other contingencies
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

Item 2.
ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2007, and March 31, 2006
OVERVIEW
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “target,” “seek,” “project,” “could,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “predict,” “intend,” “potential,” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: unexpected delays in regulatory approval of Thelin™ (sitaxsentan sodium) by the United States Food and Drug Administration, or the FDA, in the U.S. and our other products under development; the unpredictability of the duration and results of regulatory review of new drug applications and investigational new drug applications by the FDA and national regulatory authorities in Canada; the high cost and uncertainty of the research, clinical trials and other development activities involving our products and compounds; timing and outcome of regulatory action on competing products; possible delays in the timelines for initiating clinical trials and obtaining results of clinical trials with respect to our products under development, including TBC3711; decisions by the FDA regarding whether and when to approve our New Drug Application, or NDA, for Thelin™; market acceptance of Thelin™ in the European Union, or EU, and Australia, and the actual rate of acceptance; the availability of sufficient funds to continue our research and development efforts and to repay our outstanding indebtedness; the availability of sufficient funds to commercialize Thelin™ in the U.S. should it be approved by the FDA; reduced estimates of patient populations and diagnosis rates of patients with pulmonary arterial hypertension; the impact of reimbursement policies and governmental regulation of prices for Thelin™ in the EU and Australia; our ability to predict revenues from Thelin™ and expense levels in 2007 and beyond; the impact of existing and future EU regulatory provisions on product exclusivity, including orphan drug exclusivity for Thelin™, and the impact of legislation or regulations in countries within the EU and in Australia affecting Thelin™’s pricing, reimbursement or access; the scope of our patents and challenges by others of the scope of our patents; our ability to attract and retain qualified personnel; the impact of competitive products on Thelin™ and Argatroban sales; the ability of our subsidiary to repay the notes secured by royalties on the sales of Argatroban; the impact of strategic relationships among our competitors; the breadth of approved labeling for approved products; the speed with which reimbursement and pricing approvals, and product launches for Thelin™ may be achieved in the EU, Australia and in other countries where Thelin™ may be approved; difficulties or delays in importing, manufacturing, packaging or distributing Thelin™ in the EU, Australia and in other countries where Thelin™ may be approved; our ability to raise additional capital to fund cash requirements for future operations; our ability to earn a profit from sales or licenses of Thelin™ or other drug candidates; our ability to establish future collaborative arrangements or licenses; and the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing us such as those set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and below.
     You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.
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
     Encysive Pharmaceuticals Inc. is a biopharmaceutical company that engages in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. We focus our research and development programs predominantly on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA, approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, which is licensed to and marketed by GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist for the treatment of PAH. Thelin™ has received marketing authorization in the EU and Australia, and is under review by the FDA in the United States and by regulatory authorities in Canada. We are a multinational company with revenues from an approved product in the EU, and sales and marketing operations in several EU countries.
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     Thelin™ (sitaxsentan sodium) is a highly-selective oral ETA receptor antagonist dosed once a day for the treatment of PAH. In August 2006, Thelin™ was approved by the European Commission, or EC, for use in patients with pulmonary arterial hypertension classified as World Health Organization, or WHO, functional class III, to improve exercise capacity, as well as in primary pulmonary hypertension and in pulmonary hypertension associated with connective tissue disease. After the EC approved Thelin™ for marketing and sale in the EU, we started to build the necessary commercial infrastructure, including the establishment of country sales organizations and the negotiation of third party distributor relationships, to promote and sell Thelin™ in various countries of the EU. The centralized licensing procedure of the European Agency for the Evaluation of Medicinal Products, or EMEA, permits us to market Thelin™ in all 27 member states of the EU, however in most of the EU countries we must negotiate pricing and reimbursement prior to commercial launch. In the fourth quarter of 2006, we made Thelin™ commercially available in the United Kingdom, or U.K., and Germany, and in April 2007 we launched Thelin™ in the Republic of Ireland and in The Netherlands. We anticipate subsequent product launches of Thelin™ in other EU countries, including Spain, France and Italy, as their respective national governments approve pricing and reimbursement. On March 7, 2007, we announced that the Australian Therapeutic Goods Administration, or TGA, had granted marketing approval for Thelin™ 100 mg tablets as a once daily oral treatment for patients with PAH. We have subsequently applied for reimbursement in Australia and expect to make a final decision on whether or not to add our own commercial infrastructure or commercialize through a third party.
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
     We have established central EU commercial operations near London, England, with regional sales offices established in Germany, France and Italy. We will evaluate the need to add additional infrastructure and commercial support as reimbursement is obtained in countries within the EU where Thelin™ is approved. We will also evaluate the need for commercial infrastructure and support worldwide if Thelin™ receives regulatory approval and reimbursement in other countries outside of the EU. In some markets, we may choose to use third parties to distribute Thelin™, or to provide other services such as reimbursement and/or sales support.
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
     On February 6, 2007, our wholly owned subsidiary, Argatroban Royalty Sub LLC, or Royalty Sub, closed a private placement of $60 million in aggregate principal amount the Argatroban Notes to institutional investors. The Argatroban Notes are secured by royalties to be paid from sales of Argatroban and by a pledge by us of the stock of Royalty Sub. All interest and principal payments on the Argatroban Notes will be made solely from royalties and other payments payable under the license agreement with GSK, all of which have been transferred to Royalty Sub. The Argatroban Notes are non-recourse and non-convertible and have not been guaranteed by us. Royalty Sub will receive all royalties on the sales of Argatroban until the Argatroban Notes have been repaid in full; therefore, future royalties will not be available to fund our operations. For additional information about the Argatroban Notes, refer to Note 9 to the consolidated financial statements included herein.
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
Critical Accounting Policies
Revenue Recognition
•	We recognize revenue from sales of Thelin™ when product is shipped and ownership transfers to the customer. Sales revenue includes value added taxes billed to customers, and is reported net of applicable discounts, allowances and returns.

•	We recognize royalty revenue as a licensee sells products and we have received sufficient information to record a receivable. Our royalty revenue is based on net sales of product, that is, sales net of discounts, returns and allowances. Argatroban is licensed to GSK, which distributes and sells the product, and from which we receive a quarterly royalty payment. At the time of each payment, GSK provides us with limited quarterly data related to the product’s gross sales, sales returns, discounts and allowances. While we are informed of the amount of product returns recorded each quarter, we do not have information necessary to identify the period or periods to which such returns correspond. We believe that substantially all discounts and allowances pertain to current period sales. We also believe that a portion of sales recorded in each period will ultimately be returned, and therefore estimate future returns and their impact on royalty revenues. In the pharmaceutical industry, product returns are primarily influenced by remaining or expired shelf life, product withdrawals or recalls, significant price changes from competitors or the introduction of generic products or other new competition. We are not aware of any pending product recalls or withdrawals, significant price fluctuations or generic or new competition. Accordingly, we have estimated only the impact of product dating on returns.

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
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At March 31, 2007, remaining deferred revenue was approximately $1.0 million, which we expect to recognize over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Cost of goods sold
     After the EC granted marketing approval in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and in Germany during late 2006, and in the Republic of Ireland and The Netherlands in April 2007. Cost of goods sold is comprised of the direct cost of inventory consumed, along with the fees associated with third party distributors.
Stock Options
     The Company adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. See Note 10 to the consolidated financial statements for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At March 31, 2007, we had $2.7 million of capitalized inventory costs.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Argatroban Notes and the Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date to the date that we have the ability to call the debt.

Results of Operations
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to increasing commercialization expenditures, will continue for the next several years. We have been unprofitable to date and expect to make substantial expenditures during the next several years as we invest in launching Thelin™ in Europe, and maintaining the commercial infrastructure necessary to launch Thelin™ in the U.S.
     We have sustained net losses of approximately $452.2 million from the date of our inception to March 31, 2007. We have primarily financed our operations to date through a series of private placements, including the Azimuth Agreement, and public offerings of our common stock and convertible debt, debt issued by our subsidiary that is secured by royalties on Argatroban and from funds received through our collaborations, research agreements and partnerships. See discussion of “Liquidity and Capital Resources” below.
     See also Item IA — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Form 10-Q.
Three month periods ended March 31, 2007 and 2006
Sales
     After the EC granted marketing approval in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and in Germany during late 2006, and in the Republic of Ireland and The Netherlands in April 2007. We reported sales of Thelin™ in the UK and Germany of just under $1.0 million in the three months ended March 31, 2007.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any sales projections or financial forecasts. As the outcome of our regulatory filings in the United States and Canada is uncertain, we are unable to project revenues for Thelin™ in the U.S. and Canada. Even though we have received regulatory approval to market Thelin™ in Europe and in Australia, and are hopeful that we may receive regulatory approval to market Thelin™ in the United States and Canada, significant uncertainties make it difficult to forecast or predict future sales. Uncertainties which could materially affect any revenue projections include the market acceptance of Thelin™ in each country, reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals, and other factors impacting the timing and speed of our product launches.
Royalties
     Royalties increased $0.9 million in the three months ended March 31, 2007 compared with the three months ended March 31, 2006, due to higher sales of Argatroban by GSK. As a result of the recent sale of the Argatroban Notes by our subsidiary, royalty revenues from sales of Argatroban will be used to pay interest and to repay the Argatroban Notes, and are no longer available to fund our operations until the Argatroban Notes are repaid in full.
Total Revenues
     Revenues in the three months ended March 31, 2007 increased $1.8 million, to $5.4 million from $3.6 million in the three months ended March 31, 2006. The increase is due to sales of Thelin™ in Europe and to higher royalties earned on higher sales of Argatroban by GSK in the three months ended March 31, 2007.
Cost of Goods Sold
     Cost of goods sold in the three months ended March 31, 2007 of approximately $66,000 was primarily comprised of the cost to manufacture, finish and package quantities of Thelin™ sold in Europe.

Research and Development Expense
     Research and development expense in the three months ended March 31, 2007 declined $0.9 million, compared to the three months ended March 31, 2006, and was primarily comprised of the costs of ongoing long-term safety studies of Thelin™, and expenses related to various regulatory submissions for Thelin™. As discussed in Liquidity and Capital Resources below, we have restricted research and development activities to those necessary to maintain our existing programs and deferred additional projects until the second half of 2007. If we do not receive FDA approval to sell Thelin™ in the U.S., we may be required to make further reductions in our research and development activities. If we do receive FDA approval and are successful in obtaining additional funding, research and development activities in 2007 would remain significant as we would expect to continue to invest in our research pipeline.
Sales and Marketing Expense
     Sales and marketing expenses increased $1.1 million, to $10.9 million in the three months ended March 31, 2007 from $9.8 million in the three months ended March 31, 2006. The increase was primarily due to costs associated with the commercial launch in the EU. We have made Thelin™ commercially available in the U.K., Germany, the Republic of Ireland, and The Netherlands and are actively preparing for the commercial launch of Thelin™ in other countries of Europe. We have hired a sales force in the U.K. and in Germany and are hiring a sales force in France and Italy. We expect sales and marketing expenses in 2007 to continue to increase over 2006, as we commercially launch Thelin™ in Europe. If we receive regulatory approval in Canada, we could have additional expenditures to commercially launch Thelin™ in Canada. As discussed in Liquidity and Capital Resources below, our current liquidity position will limit our commercialization activities in the U.S. to those that we deem necessary to maintain the ability to commercially launch Thelin™ in the U.S. if we receive FDA approval. If we do not receive FDA approval, we may be required to make significant reductions in our commercial infrastructure in the U.S. If we do receive FDA approval and are successful in obtaining additional funding, sales and marketing expenses in 2007 would reflect additional expenditures necessary to commercially launch Thelin™ in the U.S.
General and Administrative Expense
     General and administrative expense in the three months ended March 31, 2007 was comparable to the three months ended March 31, 2006. We expect general and administrative expenses in 2007 to increase over 2006, however, as we continue to build the infrastructure to commercially operate in Europe. As discussed in Liquidity and Capital Resources below, we will restrict general and administrative activities in the U.S. to those that we deem essential to maintain our operations. If we do not receive FDA approval, we may be required to make significant reductions in our administrative infrastructure in the U.S.
Total Operating Expenses
     Total operating expenses in the three months ended March 31, 2007 and 2006 were comparable. As previously discussed, regulatory approval of Thelin™ in the U.S. has been delayed, pending resolution of the issue identified in the July Approvable Letter. We intend to continue to develop the infrastructure necessary to commercialize Thelin™ throughout Europe, and to maintain our ability to commercially launch Thelin™ in the U.S. if we receive FDA approval. If we do not receive FDA approval, we may be required to make significant reductions in our infrastructure in the U.S. If we do receive FDA approval and are successful in obtaining additional funding, sales and marketing expenses in 2007 will reflect additional expenditures necessary to commercially launch Thelin™ in the U.S.
Operating Loss
     Operating loss in the three months ended March 31, 2007, decreased $1.7 million compared with the three months ended March 31, 2006, due to sales of Thelin™ and increased royalty revenues during the three months ended March 31, 2007.

Interest Expense
     Interest expense increased $1.1 million in the three months ended March 31, 2007, compared with the three months ended March 31, 2006. The increase is primarily due to interest on the Argatroban Notes, which were issued on February 6, 2007. Since amounts received for royalties on sales of Argatroban in excess of accrued interest on the Argatroban Notes will be used to redeem Argatroban Notes each quarter, we expect interest expense to increase in the three months ended June 30, 2007, and to decline each quarter thereafter.
Investment Income
     Investment income in the three month period ended March 31, 2007, decreased approximately $0.5 million due to reduced funds available for investment during the three months ended March 31, 2007.
Cumulative effect of Change in Accounting Principle
     Prior to the Company’s adoption of FAS 123R, if unvested shares of restricted common stock were forfeited, the Company reversed any compensation expense that it had previously recorded on those shares at the time of forfeiture. Following the adoption of FAS 123R, the Company periodically adjusts the amount of expense recorded each period, based upon its estimate of future forfeitures. The cumulative effect of estimating future forfeitures of unvested restricted common shares granted before January 1, 2006, was $107,000, which is reported as a cumulative effect of change in accounting principle during the three months ended March 31, 2006.
Net Loss
     Net loss was comparable during the three months ended March 31, 2007 and 2006.
Liquidity and Capital Resources
     While the Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2006 contained a statement relating to their substantial doubt about our ability to continue as a going concern. At March 31, 2007, we had cash and investments of $62.9 million, of which $10.2 million is restricted cash. See Note 5 to the consolidated financial statements. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale of our Convertible Notes and the Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban. Although, we have recently received additional funds from our equity financing line with Azimuth described below and from the sale by Royalty Sub of the Argatroban Notes, we will require additional funding to continue to operate as a going concern, whether or not Thelin™ is approved in the U.S. by the FDA, as described in more detail below. During April 2007, we completed two draw downs under the Azimuth Agreement, and received gross proceeds of $18 million. Subject to certain conditions, we may issue and sell up to 2,840,755 shares of our common stock to Azimuth under the equity financing line and may receive $10.0 million plus interest upon the confirmation of treaty relief from U.K. withholding obligations pursuant to the terms of the Argatroban Notes. We may also issue common stock, debt, or other securities for gross aggregate proceeds of $77.5 million pursuant to our effective shelf registration statement. However, we cannot assure you that such funding will be available under commercially acceptable terms.
Outlook for 2007
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in Europe. As described below, this trend is expected to continue as we expand our commercial organization in Europe and continue to invest in U.S. and Canadian launch preparations for Thelin™. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™.

     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any projections or financial forecasts of sales or operating expenses. We believe, however, that the commercial launch of Thelin™ in Europe and anticipated launches of Thelin™ in the U.S. and Canada will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. As the outcome of our regulatory filings in the United States and Canada is uncertain, we are unable to project revenues for Thelin™ in the U.S. and Canada. Even though we have received regulatory approval to market Thelin™ in Europe and in Australia, and are hopeful that we may receive regulatory approval to market Thelin™ in the United States and Canada, significant uncertainties make it difficult to forecast or predict future sales. Uncertainties that could materially affect any revenue projections include the market acceptance of Thelin™ in each country, reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals, and other factors impacting the timing and speed of our product launches.
     Based upon our current cash position at March 31, 2007 and expected future cash requirements, we will require additional funding in 2007 in order to continue our ongoing research and development programs, and to continue to fund the commercial launch of Thelin™ in Europe, whether Thelin™ is approved in the U.S. by the FDA or not. Because the FDA has designated Thelin™ as a Class 2 resubmission and assigned a new PDUFA action date of June 15, 2007, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all. We have restricted research and development activities to those necessary to maintain our existing projects and have deferred additional projects until the second half of 2007, and are considering various other alternatives to reduce our expenses in order to sustain our cash resources. Those measures include scaling back personnel and expenses, delaying or terminating research and development programs, curtailing capital expenditures, and reducing other operating expenses. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies or product candidates that we could otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable, including the possibility of licensing rights to Thelin™ outside North America and Europe. Even if Thelin™ is approved by the FDA, we believe that we will require additional funding for increased spending required to commercially launch Thelin™ in the U.S.
     If we receive approval by the FDA to market Thelin™ in the U.S., and if we are successful in obtaining additional funding, our 2007 operating expenses will exceed those incurred in 2006. If we do not receive approval by the FDA, we may be required to restructure our operations to significantly reduce our operating expenses. In any event, we anticipate that we will continue to incur operating losses throughout 2007.
Cash Used in Operating Activities:
     Cash and cash equivalents, including accrued interest thereon, was $52.7 million at March 31, 2007, compared with $43.8 million at December 31, 2006. We also had restricted cash of $10.2 million at March 31, 2007, primarily comprised of an amount held in a holdback account pending resolution of a U.K. tax withholding issue related to the Argatroban Notes, including interest. See Note 5 to the consolidated financial statements. We used $34.0 million in cash in continuing operations during the three months ended March 31, 2007, compared to $26.4 million during the three months ended March 31, 2006. The primary operating uses of cash in the 2007 and 2006 periods were to fund our general operating expenses and the ongoing research and development programs, as well as preparations for the commercialization of Thelin, partially offset by cash received from investment income and milestone payments. Cash received from GSK for royalties in the three months ended March 31, 2007 was used to pay interest upon and to partially repay the Argatroban Notes whereas in the three months ended March 31, 2006 cash received from GSK was available to fund operating activities.
Cash used in Investing Activities:
     Investing activities are primarily comprised of purchases of equipment and leasehold improvements, and of our investments in debt securities. Cash is generated from investing activities when marketable securities mature and the resulting cash is utilized primarily to fund operating activities. Purchases of equipment and leasehold improvements were $0.1 million and $1.4 million in the three months ended March 31, 2007 and 2006, respectively. There were no purchases or maturities of investments in debt securities during the three months ended March 31, 2007 and 2006 as all of our funds were in cash or cash equivalents.
Cash provided by Financing Activities:
     Cash provided by financing activities of $43.1 million during the three months ended March 31, 2007 was primarily comprised of proceeds from the Argatroban Notes. We incurred $3.4 million in expenses associated with issuing the Argatroban Notes, and after receipt of royalties from GSK we repaid $3.5 million in principal of the Argatroban Notes during the three months ended March 31, 2007. Cash provided by financing activities of $0.4 million during the three months ended March 31, 2006 was comprised of proceeds from employee stock option exercises.
Material Commitments:
     Our material contractual obligations are comprised of (i) amounts borrowed through the issuance of the Notes, (ii) amounts borrowed through the issuance of the Argatroban Notes and (iii) obligations under our operating lease agreements. In addition, we have signed a long-term purchase agreement for the manufacturing and supply of Thelin™; however, our obligations under the agreement are contingent upon receiving regulatory approval for the marketing of Thelin™ in the U.S.
     As of March 31, 2007, the Company had contractual obligations as follows (dollars in thousands):

		Less
Contractual		than 1	1-3	3-5	After
Obligations	Total	year	Years	Years	5 years
Long-term debt	$186,532	$—	$—	$—	$186,532
Operating leases	4,407	2,060	2,229	118	—

Total	$190,939	$2,060	$2,229	$118	$186,532
Off-Balance Sheet Arrangements:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. To date, changes in foreign currency exchange rates have not had a material impact on our financial results.

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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing putative class action lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits will likewise be consolidated into this action. The Court has also appointed a lead plaintiff and lead counsel in the consolidated action, who are preparing to file a consolidated amended complaint. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
     On November 22, 2006, John Jadelis, an individual claiming to be a shareholder of the Company, filed a purported shareholder derivative complaint in the United States District Court for the Southern

District of Texas. The complaint names the Company as a nominal defendant and Bruce D. Given, the Company’s President and CEO, Richard A.F. Dixon, the Company’s Senior Vice President of Research and Chief Scientific Officer, Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer, Ron Anderson, Director, J. Kevin Buchi, Director, John H. Dillon, II, Director, John M. Pietruski, Director, James A Thomson, Director, Suzanne Oparil, Director, James T. Willerson, Director and Robert J. Cruikshank, Director, as defendants. The suit asserts claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and seeks contribution and indemnification against the individual defendants. The lawsuit seeks damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants; and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action.
     We anticipate that additional shareholder derivative lawsuits regarding the same subject matter may be filed in federal and/or state court during the upcoming months.
Item 1A. Risk Factors
If we are unable to raise additional capital, we will not be able to continue to operate as a going concern.
     While our Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on the Consolidated Financial Statements for the year ended December 31, 2006 contained a statement relating to their substantial doubt about our ability to continue as a going concern. At March 31, 2007, we had cash and cash equivalents of $52.7 million, which we do not believe to be sufficient to fund our operations through the end of 2007.
     Although we have recently received additional funds from our equity financing line with Azimuth, and from the sale by Royalty Sub of the Argatroban Notes, we will require additional funding to continue to operate as a going concern, whether Thelin™ is approved by the FDA or not. During April 2007 we completed two draw downs under the Azimuth Agreement and received gross proceeds of $18 million. Subject to certain conditions, we may issue and sell up to an additional 2,840,755 shares of our common stock to Azimuth under the equity financing line and may receive $10.0 million plus interest upon the confirmation of treaty relief from U.K. withholding obligations pursuant to the terms of the Argatroban Notes. We could also issue common stock, debt, or other securities for gross aggregate proceeds of $77.5 million pursuant to our effective shelf registration statement. We cannot assure you that such funding will be available under commercially acceptable terms, if at all.
We have a history of losses and we may never become profitable.
     We have been unprofitable to date and may continue to be unprofitable for the foreseeable future. Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in Europe. This trend is expected to continue as we expand our commercial organization in Europe and continue to invest in U.S. launch preparations for Thelin™. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any projections or financial forecasts of sales or operating expenses. We believe, however, that the commercial launch of Thelin™ in Europe and the anticipated launch of Thelin™ in the U.S. and other countries will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. As the outcomes of our regulatory filings with the FDA and other regulatory authorities are uncertain, we are unable to project revenues for Thelin™ in the U.S. and other countries. Even though we have received regulatory approval to market Thelin™ in Europe, significant uncertainties make it difficult to forecast or predict future sales. These uncertainties include the market acceptance of Thelin™, the reimbursement policies of third-party payors, the speed with which government or other third-party payors grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals, and other factors impacting the timing and speed of our product launches, all of which could materially affect any revenue projections.
     Even if we receive regulatory approval for Thelin™ in the U.S., we may not be able to achieve profitability for the foreseeable future. If we do not receive regulatory approval for Thelin™ in the U.S., we will need to restructure the organization to reduce expenses. The commercial launch of Thelin™ in Europe, the potential commercial launch of Thelin™ in the U.S., Canada and other countries, and the realization of our research and development pipeline of potential new drug compounds, will require substantial incremental investment over the next several years. This increased level of investment will include higher levels of spending in research, development, preclinical and clinical testing and regulatory related activities, both foreign and domestic, to advance our pipeline of new products, as well as higher levels of spending for sales and marketing activities related to Thelin™ , the establishment of a commercial infrastructure in Europe and the maintenance of our commercial infrastructure in the U.S.
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
     As of March 31, 2007, after our receipt of net proceeds from the sale by Royalty Sub of the Argatroban Notes, we had cash and cash equivalents of approximately $52.7 million. We may also receive $10.0 million plus interest of restricted cash held in a holdback account, subject to the confirmation of tax treaty relief from U.K. withholding obligations pursuant to the terms of the Argatroban Notes.
     Based upon our current cash position and expected future cash requirements, we will require additional external funding in 2007 in order to continue our ongoing research and development programs, and to continue to fund the commercial launch of Thelin™ in Europe, whether Thelin™ is approved in the U.S. by the FDA or not. Because the FDA has designated Thelin™ as a Class 2 resubmission and assigned a new PDUFA action date of June 15, 2007, we believe that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all. We have restricted research and development activities to those necessary to maintain our existing projects and have deferred additional projects until the second half of 2007, and are considering various other alternatives to reduce our expenses in order to sustain our cash resources. Those measures include scaling back personnel and expenses, delaying or terminating research and development programs, curtailing capital expenditures, and reducing other operating expenses. We may also consider relinquishing, licensing or otherwise disposing of rights to technologies or product candidates that we could otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available or at an earlier stage than would otherwise be desirable, including the possibility of licensing rights to Thelin™ outside North America and Europe. Even if Thelin™ is approved by the FDA, we believe that we will require additional funding for increased spending required to commercially launch Thelin™ in the U.S.
     If we receive FDA approval to market Thelin™ in the U.S., and if we are successful in obtaining additional funding, we believe that our operating expenses will exceed those incurred in 2006. If we do not receive FDA approval, we may be required to restructure our operations to significantly reduce our operating expenses. In any event, we anticipate that we will continue to incur operating losses throughout 2007.

     We expect to continue to incur substantial research and development expenditures as we design and develop new drug candidates, and continue to invest in the development and commercialization of Thelin™. We also anticipate that our operating expenses will continue to increase due to the following factors:
•	We have incurred and will continue to incur significant commercialization-related expenses for Thelin™. These costs include:
•	maintaining a commercial infrastructure in the U.S. and building a commercial infrastructure in Europe and other key geographic areas;

•	investing in market launch and market development activities;

•	expenses related to reimbursement submissions and approvals;

•	market research;

•	building the necessary infrastructure in our support services functions, such as finance, human resources and legal;

•	building the depth and breadth of our management team;

•	preparing and producing educational and promotional materials; and

•	establishing additional contractual relationships with manufacturing, distribution and specialty pharmacy providers to support the commercialization of Thelin™.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and are incurring costs for clinical trials related to additional drug compounds. These costs include:
•	hiring personnel to direct and execute clinical trials;

•	costs incurred by clinical investigators;

•	services of contract research organizations; and

•	purchasing and formulating quantities of drug compound to be used in such clinical trials.
     Notwithstanding revenues that may be produced through potential sales of Thelin™, we will need to secure additional financing to continue our current operations, including the required levels of research and development to reach our long-term goals. Estimates of our future cash requirements will depend on many factors, including:
•	the outcome and timing of regulatory approvals for Thelin™, including breadth of approved product label;

•	our ability to secure necessary reimbursement approvals for Thelin™;

•	competitive activity, including the timing of regulatory approvals for competitive products;

•	our success in commercializing Thelin™;

•	scientific progress in our drug discovery programs;

•	the number and magnitude of these research and development programs;

•	progress with preclinical testing and clinical trials of new drug compounds;

•	the costs and our success in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	administrative costs and costs to commercialize our products as new product compounds are further developed and marketed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective and sustained commercialization activities and arrangements.
     To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale in March 2005 of our 2.5% Convertible Senior Notes due 2012, or the Convertible Notes; funds received through collaborations, research agreements, licenses and partnerships; royalty revenue from sales of Argatroban; and the recent sale by Royalty Sub of the Argatroban Notes. During April 2007 we completed two draw downs under the Azimuth Agreement and received gross proceeds of $18 million. Subject to certain conditions, we may issue and sell up to an additional 2,840,755 shares of our common stock to Azimuth under the equity financing line and may receive $10.1 million upon the confirmation of treaty relief from U.K. withholding obligations pursuant to the terms of the Argatroban Notes. We may also issue common stock, debt, or other securities for gross aggregate proceeds of $77.5 million pursuant to our effective shelf registration statement. However, we cannot assure you that such funding will be available under commercially acceptable terms.
We make business decisions based on forecasts of future sales of Thelin™ that may be inaccurate.
     Our forecasts of future sales of Thelin™ are based on many assumptions, including, but not limited to, reliance on external primary and secondary market research, our own internal research, population estimates, estimates of disease diagnostic rates, treatment trends, and sales of similar and competitive products, and market estimates by third parties. Any of these assumptions can materially impact our forecasts and we cannot assure you that the assumptions are accurate. In addition, our sales forecasts include the transition of our current clinical trial patients to Thelin™ commercial supply. We cannot assure you that patients currently receiving Thelin™ in our clinical trials will be prescribed Thelin™ when the clinical trials are terminated.
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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits, will likewise be consolidated into this action. The Court has also appointed a lead plaintiff and lead counsel in the consolidated action, who are preparing to file a consolidated amended complaint. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
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
     We issued $130 million of our Convertible Notes, which are convertible into approximately 9.3 million shares of our common stock. We have also entered into an equity financing line with Azimuth pursuant to which we may sell to Azimuth up to $75,000,000 of our common stock, or 11,866,851 shares of common stock, whichever occurs first, at a discount of 2.875% to 5.875% to be determined based on our market capitalization at the start of each sale period. At our request and upon the approval of our Board of Directors, Azimuth will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the per share market price of our common stock over the draw-down period for such purchase. As of April 24, 2007, we have issued an aggregate of 9,026,096 shares of our common stock to Azimuth pursuant to four draw downs. In addition, pursuant to our stock plans, our management, upon approval by our Compensation and Corporate Governance Committee, is authorized to grant stock awards to our employees, directors and consultants. Stockholders will incur dilution upon the conversion of the Convertible Notes, the sale of shares of our common stock to Azimuth or the exercise of any outstanding stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result and new investors could have rights superior to existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

4.1
Indenture, dated as of February 6, 2007, between Royalty Sub and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 12% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on February 8, 2007).

10.1
Eighth amendment dated March 8, 2007 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-20017) filed with the Commission on March 16, 2007).

10.2
Forms of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

`10.3
Forms of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.4
Form of Restricted Stock Awards for Employees With a Termination Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.5
Form of Restricted Stock Awards for Employees Without a Termination Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

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

ENCYSIVE PHARMACEUTICALS INC.
May 8, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of May 2007.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ Bruce D. Given, M.D.
Bruce D. Given, M.D.
President and Chief Executive Officer

By:	/s/ Gordon H. Busenbark
Gordon H. Busenbark
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of February 6, 2007, between Royalty Sub and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 12% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on February 8, 2007).

10.1
Eighth amendment dated March 8, 2007 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 000-20017) filed with the Commission on March 16, 2007).

10.2
Forms of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

`10.3
Forms of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.4
Form of Restricted Stock Awards for Employees With a Termination Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.5
Form of Restricted Stock Awards for Employees Without a Termination Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

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