Form 10-Q
period 2007-06-30
ENCYSIVE PHARMACEUTICALS INC
filed 2007-08-09
CIK 887023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2007
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

Class	Outstanding at July 31, 2007
Common stock, $0.005 par value	71,741,702

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$65,033	$43,798
Restricted cash	97	—
Accounts receivable	7,877	5,211
Other current receivables, net of reserve of $0 and $65	693	141
Inventory, net of reserve of $1,546 and $496	2,347	2,343
Prepaids	2,328	1,926

Total current assets	78,375	53,419
Equipment and leasehold improvements, net	5,736	5,976
Deferred debt origination costs, net of accumulated amortization of $1,677 and $1,202	6,400	3,461
Intangible assets, net of accumulated amortization of $738 and $685	228	281

Total assets	$90,739	$63,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,338	$3,435
Accrued expenses	30,032	22,133
Deferred revenue	642	1,286

Total current liabilities	34,012	26,854
Long-term debt	186,038	130,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $.005 per share. 5,000,000 Shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. 150,000,000 shares authorized. At June 30, 2007, 72,049,188 shares issued 71,836,188 outstanding; at December 31, 2006, 62,660,802 shares issued, 62,447,802 shares outstanding	360	313
Additional paid-in capital	358,042	329,817
Treasury stock, 213,000 shares at June 30, 2007 and December 31, 2006	(1,602)	(1,602)
Accumulated other comprehensive income	(53)	33
Accumulated deficit	(486,058)	(422,278)

Total stockholders’ deficit	(129,311)	(93,717)

Total liabilities and stockholders’ deficit	$90,739	$63,137

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Sales	$2,268	$—	$3,209	$—
Royalty income	6,347	3,340	10,492	6,579
License fee and milestones	322	322	644	644

Total Revenues	8,937	3,662	14,345	7,223

Expenses:
Cost of goods sold	411	—	477	—
Research and development	16,685	14,676	34,184	33,055
Sales and marketing	9,590	11,767	20,476	21,603
General and administrative	6,277	5,364	11,893	11,106
Restructuring	7,942	—	7,942	—

Total expenses	40,905	31,807	74,972	65,764

Operating loss	(31,968)	(28,145)	(60,627)	(58,541)
Investment income	840	1,085	1,635	2,384
Interest expense	(2,744)	(978)	(4,788)	(1,958)

Loss before cumulative effect of change in accounting principle	$(33,872)	$(28,038)	(63,780)	(58,115)
Cumulative effect of change in accounting principle	—	—	—	107

Net loss applicable to common shares	$(33,872)	$(28,038)	$(63,780)	$(58,008)

Other comprehensive income:
Reclassification adjustment for gains included in net loss	—	—	—	—

Comprehensive loss	$(33,872)	$(28,038)	$(63,780)	$(58,008)

Loss per share:
Continuing operations, basic and diluted	$(0.50)	$(0.48)	$(0.99)	$(0.99)

Weighted average common shares used to compute net loss per share basic and diluted	67,557,566	58,464,618	64,617,391	58,367,915

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(63,780)	$(58,008)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	532	499
Expenses paid with stock	82	50
Share-based compensation expense	1,038	4,101
Amortization of debt issue costs	475	329
Loss on disposition of fixed assets	4	33
Changes in operating assets and liabilities:
Restricted cash	(97)	—
Accounts receivable	(2,333)	1,946
Inventory	(4)	(343)
Prepaids	(395)	43
Other current receivables	(540)	99
Accounts payable and accrued expenses	7,756	513
Deferred revenue	(644)	(644)

Net cash used in operating activities	(57,906)	(51,382)

Cash flows from investing activities:
Purchases of investments	—	(9,974)
Purchases of equipment and leasehold improvements	(237)	(1,544)

Net cash used in investing activities	(237)	(11,518)

Cash flows from financing activities:
Borrowing of long-term debt	60,000	—
Debt issue costs	(3,414)	—
Repayment of long-term debt	(3,962)	—
Proceeds from sale of common stock in private offerings	27,142	—
Proceeds from option exercises	10	430

Net cash provided by financing activities	79,776	430

Effect of exchange rate changes on cash	(398)	—

Net increase (decrease) in cash and cash equivalents	21,235	(62,470)
Cash and cash equivalents at beginning of period	43,798	127,913

Cash and cash equivalents at end of period	$65,033	$65,443

Supplemental schedule of cash flow information:
Interest paid	2,598	1,625
See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
June 30, 2007 (unaudited)
(1) Liquidity and Management’s Plans
     The accompanying consolidated financial statements have been prepared assuming that Encysive Pharmaceuticals Inc. (the “Company” or “Encysive”), a Delaware corporation, will continue to operate as a going concern. The Company has sustained losses since its formation, and at June 30, 2007 had a stockholder’s deficit of $129,311,000. At June 30, 2007, the Company had cash and cash equivalents of $65.0 million, of which $4.3 million was used to pay principal and interest on long-term debt on July 2, 2007. Management believes that our existing capital resources will be sufficient to fund the Company’s operations into the first quarter of 2008, taking into consideration the effects of the Restructuring, discussed below. In order to continue as a going concern, the Company will need to receive significant additional funding. On June 15, 2007, the Company received its third approvable letter from the U.S. Food and Drug Administration (the “FDA”) for Thelin™ (sitaxsentan sodium), which is under review for the treatment of pulmonary arterial hypertension (“PAH”). In the third approvable letter, the FDA stated that Encysive’s development program for Thelin did not demonstrate the evidence of effectiveness needed for approval. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.
     Although management entered into two financing arrangements, discussed below, to provide additional liquidity, the Company has received all remaining amounts available under these arrangements in the three months ended June 30, 2007, and these arrangements will not provide any additional liquidity in the future. The Company will require significant additional funding in order to continue to operate. Because the FDA has issued a third approvable letter, management believes that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all.
     On October 19, 2006, the Company entered into a Common Stock Purchase Agreement (the “Azimuth Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), which provided that, upon the terms and subject to the conditions set forth therein, Azimuth committed to purchase up to $75,000,000 of common stock, or 11,866,851 shares of the Company’s common stock as of October 19, 2006, whichever occurred first, over the 18-month term of the Azimuth Agreement. The Company closed five draw downs under the Azimuth Agreement, and received aggregate gross proceeds of approximately $45.5 million and net proceeds of approximately $44.9 million after deducting estimated offering expenses. The Company has issued to Azimuth the maximum number of shares of the Company’s common stock permitted to be issued under the Azimuth Agreement and the Azimuth Agreement terminated pursuant to its terms.
     On February 6, 2007, the Company’s wholly owned subsidiary, Argatroban Royalty Sub LLC, a Delaware limited liability company (“Royalty Sub”), issued an aggregate principal amount of $60.0 million of its Argatroban PhaRMASM Secured 12% Notes due 2014 (the “Argatroban Notes”) to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds from the financing were approximately $56.6 million after transaction costs, of which $10.0 million was withheld from the Company pending confirmation of treaty relief from U.K withholding tax obligations. The amount withheld, along with earned interest thereon, was released to the Company on June 18, 2007 when tax treaty relief was obtained. For additional information, refer to Note 9.
     The Company has an effective shelf registration statement on Form S-3, under which it could issue additional common stock, debt, or other securities for gross aggregate proceeds of up to approximately $68.0 million. The shelf registration statement does not provide any assurance that the Company will be able to sell any securities thereunder on commercially acceptable terms, if at all.
     On June 25, 2007, the Company announced that it is implementing a strategic restructuring (the “Restructuring”), to focus its resources on its most promising assets. In addition, on July 17, 2007, the Company announced that it had retained the investment banking firm of Morgan Stanley to assist in evaluating its strategic alternatives to maximize shareholder value. For additional information about the Restructuring and the engagement of Morgan Stanley, see Note 12(b), Restructuring, and 12(c), Subsequent Event, below.

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
     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product approved by the FDA, Argatroban, for which it receives royalty income, began during November 2000. Sales of Thelin™ (sitaxsentan sodium), the Company’s first product approved by the European Medicines Agency (“EMEA”) began in the fourth quarter of 2006.
     (b) Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation; Encysive, L.P. (“ELP”), a Delaware limited partnership; EP-ET, LLC, a Delaware limited liability company; Encysive (UK) Limited, a private company located in the United Kingdom (“UK”); Encysive Germany GmbH, a private company located in Germany; Encysive France S.A.S., a private company located in France; Encysive Italy S.r.l., a private company located in Italy; Encysive Canada Inc., a private company located in Canada; Encysive Switzerland GmbH, a private company located in Switzerland; and Royalty Sub.
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
     (d) Debt issue costs
     The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $3,414,000 during the six months ended June 30, 2007 related to the issuance of the Argatroban Notes. Debt issue costs are deferred, and recognized from the issuance of the Argatroban Notes through the final maturity date of September 30, 2014. During the three months and six months ended June 30, 2007, interest expense included approximately $91,000 and $145,000, respectively in amortized debt issue costs. Remaining unamortized debt issue costs related to the Argatroban Notes were approximately $3,268,000 at June 30, 2007.

     The Company also incurred costs of approximately $4,663,000 related to the issuance of its 2.50% Convertible Senior Notes due 2012 (the “Convertible Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Convertible Notes through the date that the Company has the ability to call the Convertible Notes, March 20, 2010. Interest expense in each of the three months ended June 30, 2007 and 2006, includes approximately $166,000 in amortized debt issue costs, and interest expense in the six months ended June 30, 2007 and 2006, includes approximately $329,000 and $330,000 in amortized debt issue costs, respectively. Remaining unamortized debt issue costs were approximately $3,132,000 at June 30, 2007. For additional information about the Convertible Notes, see Note 9.
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
     (f) New Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 also requires significant additional disclosures. The Company adopted the new standard during the first quarter of 2007 as required. The effect of adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The guidance in FAS 157 will be applied prospectively with the exception of (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under FAS 133, which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective adoption). The Company will adopt the new standard during the first quarter of 2008. The Company is currently evaluating the impact of FAS 157 and does not expect that the adoption of FAS 157 will have a material impact on the Company’s consolidated financial statements.
          In February 2007, the FASB issued Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, but may be adopted earlier provided that FAS 157 is also adopted. The Company will adopt the new standard during the first quarter of 2008. The Company is currently evaluating the impact of FAS 159 and does not expect that the adoption of FAS 159 will have a material impact on the Company’s consolidated financial statements.
(3) Inventory
     Inventory balances are determined using the first-in first-out method. At June 30, 2007, the Company had $2,347,000 of capitalized inventory costs, net of a reserve for obsolescence of $1,546,000 and at December 31, 2006, the Company had $2,343,000 of capitalized inventory costs, net of a reserve for obsolescence of $496,000.

(4) Capital Stock
     In March 2005, the Company issued the Convertible Notes in the principal amount of $130,000,000. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Convertible Notes, see Note 9. The Company has reserved Common Stock for issuance as of June 30, 2007, as follows:

Stock option plans	9,302,231
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	18,624,232

(5) Cash, Cash Equivalents, and Restricted Cash
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. All of the Company’s funds were invested in cash or cash equivalents at June 30, 2007 and December 31, 2006.
     The Company deposited approximately $97,000 into an account with a bank to secure a letter of credit, which is classified as Restricted Cash on the consolidated balance sheet. $10,000,000 of the proceeds of the Argatroban Notes was initially withheld, pending resolution of a U.K. tax withholding issue. The $10,000,000 along with interest thereon was released to the Company on June 18, 2007. See Note 9.
(6) Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended June 30, 2007 and 2006, the weighted average common shares used to compute basic and diluted net loss per common share totaled 67,557,566 and 58,464,618, respectively. For the six-month periods ended June 30, 2007 and 2006, the weighted average common shares used to compute basic and diluted net loss per common share totaled 64,617,391 and 58,367,915 shares, respectively. Securities convertible into common stock comprised of stock options, shares of common stock reserved for issuance upon conversion of the Convertible Notes and unvested shares of restricted common stock totaling 17,314,429 and 15,849,804 shares at June 30, 2007 and 2006, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.
(7) Income Taxes
     The Company did not incur tax expense (benefit) during the three and six month periods ended June 30, 2007 and 2006, due to operating losses and the related increase in the valuation allowance.

(8) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes sales, research and development of pharmaceutical products. The Company’s revenues are primarily derived from GlaxoSmithKline plc, (“GSK”) and sales of Thelin™ in Europe. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Entities:
GSK	$6,347	$3,340	$10,492	$6,579
Others	2,590	322	3,853	644

Total	$8,937	$3,662	$14,345	$7,223

     The following table summarizes the Company’s sources of revenues by geographical area (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Geographical Area:
United States	$6,669	$3,662	$11,136	$7,223
Europe	2,268	—	3,209	—

Total	$8,937	$3,662	$14,345	$7,223

     The following table summarizes the Company’s long-lived assets by geographical area (dollars in thousands):

	June 30,	December 31,
	2007	2006
Geographical Area:
United States	$12,102	$9,499
Europe	262	219

Total	$12,364	$9,718

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
     Funds in the Holdback Account, including interest, were released to the Company on June 18, 2007, upon receiving a confirmation from Her Majesty’s Revenue & Customs of the United Kingdom (“HMRC”) that, under the income tax treaty presently in force between the UK and the United States, either (i) no UK income tax is required to be withheld at source on the royalties in respect of sales of Argatroban in North America or (ii) if UK income tax is required to be withheld at source on such royalties, the Company or Royalty Sub is entitled to repayment from HMRC of such tax (the “U.K. Tax Confirmation”).
     The Royalty Payments, together with any funds made available from an account into which capital contributions will be made by the Company, if any, to Royalty Sub will be the sole source of payment of principal of, and interest on, the Argatroban Notes. The payment dates for the Argatroban Notes are March 30, June 30, September 30 and December 30 of each year. On March 30, 2007, the Company made a payment of approximately $4.4 million of which approximately $3.5 million was used to repay principal and $0.9 million to pay interest. Since June 30, 2007 was not a business day, a payment of approximately $4.3 million was made on July 2, 2007 of which approximately $2.6 million was used to repay principal and $1.7 million to pay interest.
     See Item 2.03 of the Company’s Current Report on Form 8-K, the contents of which are incorporated herein by reference, filed with the Securities and Exchange Commission on February 8, 2007 for a more complete description of the terms of the Argatroban Notes and the related indenture.
     In March 2005, the Company issued $130,000,000 in Convertible Notes, due 2012. The Company will pay 2.50% interest per annum on the Convertible Notes on March 15 and September 15 of each year.
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
(10) Share-Based Payment
     The Company has share-based awards outstanding under six different plans as follows:
     The Amended and Restated 1990 Incentive Stock Option Plan (“1990 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 40,000 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1990 Plan.
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
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 523,495 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 352,500 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 5,692,906 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

     The 2007 Incentive Plan, as amended, (“2007 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock, and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 2,578,197 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     Compensation expense in the three and six months ended June 30, 2007 includes a reversal of approximately $2,438,000 of compensation expense previously recorded for unvested options and restricted stock that was cancelled as a result of the Restructuring. Compensation expense related to all share-based awards during the three months and six months ended June 30, 2007 and 2006 was as follows ($ in Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options	$343	$1,343	$1,191	$2,966
Nonvested shares of common stock	(955)	672	(153)	1,242

Total	$(612)	$2,015	$1,038	$4,208

     Cash received from stock options exercised during the three and six months ended June 30, 2007 was $6,000 and $10,000, respectively. Cash received from stock options exercised during the three and six months ended June 30, 2006 was $10,000 and $430,000, respectively.
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
     The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	5.1%	4.7%	4.7%
Expected volatility	77.1%	71.8%	77.6%	64.9%
Expected life in years	5.0	4.0	5.0	3.9

     A summary of the Company’s stock option activity for the six months ended June 30, 2007 was as follows:

		Weighted	Weighted Average	Aggregate
	Stock	Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding
at December 31, 2006	5,614,455	$8.14	5.70	$1,496
Grants	714,532	$2.995
Forfeited or expired	(222,206)	$6.26
Exercises	(4,166)	$0.93

Outstanding
at March 31, 2007	6,102,615	$7.61	6.15	$708
Grants	560,000	$2.06
Forfeited or expired	(317,821)	$5.66
Exercises	(6,666)	$0.93

Outstanding
At June 30, 2007	6,338,128	$7.22	6.16	$308
Vested and expected to vest in the future at June 30, 2007	6,288,010	$7.25	0.47	$308
Exercisable at June 30, 2007	4,394,840	$7.96	4.90	$308
Available for grant at June 30, 2007	2,964,103
     In March 2007, the Company adopted the 2007 Plan, which was approved by the stockholders at the Company’s 2007 annual meeting of stockholders in May 2007. At June 30, 2007 there were 981,951 options outstanding, and 1,596,246 shares available for grant under the 2007 Plan.
     The weighted average grant date fair value of options granted and total intrinsic value of options exercised during the three and six months ended June 30, 2007, and 2006, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average:
Grant date fair value per option	$1.35	$2.05	$1.70	$4.34
Total intrinsic value of options exercised	$18,000	$41,000	$30,000	$532,000

     The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended June 30, 2007 and 2006 was $3.44 and $3.57, respectively, and during the six months ended June 30, 2007 and 2006 was $3.05 and $8.10, respectively. A summary of the Company’s nonvested shares activity for the six months ended June 30, 2007 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2006	823,675	$8.83
Activity during quarter ended March 31, 2007
Grants	1,762,572	$3.04
Vested	(35,783)	$8.59
Forfeited	(11,537)	$9.17

Nonvested at March 31, 2007	2,538,927	$4.81
Activity during quarter ended June 30, 2007
Grants	63,231	$3.44
Vested	(23,137)	$10.26
Forfeited	(1,231,645)	$4.37

Nonvested at June 30, 2007	1,347,376	$5.05
     The Company began granting phantom units in 2006 to certain of its non-U.S. employees. The fair value of unvested phantom units is determined based on the closing trading price of the common stock on the day before the grant date. A summary of the Company’s unvested phantom unit activity for the six months ended June 30, 2007, was as follows:

		Weighted Average Grant
	Phantom Units	Date Fair Value
Unvested at January 1, 2007	124,682	$4.10
Grants	170,943	3.00
Vested	—	—
Forfeited	(10,504)	4.10

Unvested at March 31, 2007	285,121	3.44
Grants	21,803	3.44
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2007	306,924	$3.44
     At June 30, 2007, there was approximately $11.0 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which approximately $4.3 million relates to stock options expected to be recognized over a weighted-average period of 1.5 years, and approximately $6.7 million relates to nonvested shares expected to be recognized over a weighted average period of 2.1 years.

(11) Accrued expenses
     Accrued expenses consisted of the following items (dollars in thousands):

	June 30, 2007	December 31, 2006
Accrued compensation and benefits	$971	$4,498
Accrued research and development costs	13,093	11,498
Accrued interest on long-term debt	2,667	953
Accrued sales and marketing expenses	3,026	1,676
Reserve for future Argatroban returns	1,322	1,149
Accrued legal and professional fees	553	231
Restructuring	7,942	—
Other accrued expenses	458	2,128

Total	$30,032	$22,133

(12) Commitments and Contingencies
(a) Litigation
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D., the Company’s former President and Chief Executive Officer, Richard A.F. Dixon, the Company’s Senior Vice President, Research and Chief Scientific Officer and Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing putative class action lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits will likewise be consolidated into this action. The Court has also appointed a lead plaintiff and lead counsel in the consolidated action, who have filed a consolidated amended complaint. We have filed a motion to dismiss the consolidated action. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
     On November 22, 2006, John Jadelis, an individual claiming to be a stockholder of the Company, filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint names the Company as a nominal defendant and Bruce D. Given, the Company’s former President and CEO, Richard A.F. Dixon, the Company’s Senior Vice President of Research and Chief Scientific Officer, Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer, Ron Anderson, Director, J. Kevin Buchi, Director, John H. Dillon, II, Director, John M. Pietruski, Director, James A Thomson, Director, Suzanne Oparil, Director, James T. Willerson, Director and Robert J.

Cruikshank, Director, as defendants. The suit asserts claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and seeks contribution and indemnification against the individual defendants. The lawsuit seeks damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants; and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action. We have filed a motion to dismiss the derivative action.
     We anticipate that additional shareholder derivative lawsuits regarding the same subject matter may be filed in federal and/or state court during the upcoming months.
(b) Restructuring
     On June 25, 2007, the Company announced that it is implementing a strategic restructuring in order to focus its resources on its most promising assets. As a result, the Company intends to reduce its U.S. workforce by approximately 70 percent, to about 65 people. Approximately 150 employees, including the U.S. sales force, were terminated immediately, with a smaller group leaving in the coming months. The Company also eliminated the position of Chief Operating Officer.
     The Company is providing cash severance payments to employees directly affected by the workforce reduction. The Company estimates that it will record approximately $15 million in restructuring and severance costs in 2007, of which approximately $7.9 million was recorded in the three months ended June 30, 2007. In July 2007, the Company entered into retention agreements with the approximately 65 members of its U.S. workforce who will remain employed by the Company following the restructuring, including its named executive officers. In July 2007, the Company also entered into retention agreements with selected employees of its non-U.S. operations.
     These agreements provide for the payment of retention bonuses to the selected employees that remain employed by the Company for the applicable retention periods. Subject to certain conditions, including the continued employment of the selected employees by the Company through December 31, 2007 (the “Initial Retention Period”), an initial retention bonus, which will be equal to six months of the employee’s annual base salary, will be payable to the selected employees in two equal installments on each of September 30, 2007 and December 31, 2007. Following the Initial Retention Period, unless the Company provides the selected employees with written notice at least 30 days prior to the end of the Initial Retention Period or any Extension Period (as defined below), the agreements will automatically renew for additional successive two-month periods (each an “Extension Period”). Subject to certain conditions, including continued employment of the selected employees by the Company through the end of each Extension Period, an extra retention bonus, which will be equal to two months of the employee’s annual base salary, will be payable to the selected employees on the next business day immediately following the last day of each Extension Period. The costs related to the retention agreements were included in the estimated restructuring costs for 2007, discussed above.
(c) Subsequent Event
     On July 17, 2007, the Company announced it has retained the investment banking firm of Morgan Stanley to assist in evaluating its strategic alternatives to maximize stockholder value. The Company does not expect to publicly disclose further information regarding the status of the review of strategic alternatives until a definitive transaction is entered into or the process is completed. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or on what terms, or as to the timing of any transaction.

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

Item 2.
ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2007, and June 30, 2006
OVERVIEW
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ''may,’’ ''will,’’ ''should,’’ “target,” “seek,” “project,” ''could,’’ ''plan,’’ ''expect,’’ ''anticipate,’’ ''estimate,’’ ''believe,’’ ''predict,’’ ''intend,’’ ''potential,’’ or ''continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the actual costs incurred in our restructuring; our ability to execute our revised strategic plan and the impact of reducing our workforce on our strategic plan; unexpected delays in regulatory approval of Thelin™ (sitaxsentan sodium) by the United States Food and Drug Administration, or the FDA, in the U.S. and our other products under development; our ability to enter into and consummate a definitive transaction as a result of the evaluation of our strategic alternatives or our ability to maximize stockholder value through the process; the high cost and uncertainty of the research, clinical trials and other development activities involving our products and compounds; timing and outcome of regulatory action on competing products; possible delays in the timelines for initiating clinical trials and obtaining results of clinical trials with respect to our products under development, including TBC3711; decisions by the FDA regarding whether and when to approve our New Drug Application, or NDA, for Thelin™; the unpredictability of the duration and results of the FDA formal dispute resolution process; our estimates of the sufficiency of our existing capital resources; our ability to raise additional capital to fund cash requirements for future operations;; market acceptance of Thelin™ in the European Union, or EU, Canada and Australia, and the actual rate of acceptance; the availability of sufficient funds to continue our research and development efforts and to repay our outstanding indebtedness; the availability of sufficient funds to commercialize Thelin™ in the U.S. should it be approved by the FDA; Thelin™’s orphan drug designation; reduced estimates of patient populations and diagnosis rates of patients with pulmonary arterial hypertension in the EU, Canada and Australia; the impact of reimbursement policies and governmental regulation of prices for Thelin™ in the EU, Canada and Australia; our ability to predict revenues from Thelin™ and expense levels in 2007 and beyond; the impact of existing and future EU and US regulatory provisions on product exclusivity, including orphan drug exclusivity for Thelin™, and the impact of legislation or regulations in countries within the EU, Australia and Canada affecting Thelin™’s pricing, reimbursement or access; the scope of our patents and challenges by others of the scope of our patents; our ability to attract and retain qualified personnel; the impact of competitive products on Thelin™ and Argatroban sales; the ability of our subsidiary to repay the notes secured by royalties on the sales of Argatroban; the impact of strategic relationships among our competitors; the breadth of approved labeling for competitive approved products; the speed with which reimbursement and pricing approvals, and product launches for Thelin™ may be achieved in the EU, Canada, Australia and in other countries where Thelin™ may be approved; difficulties or delays in importing, manufacturing, packaging or distributing Thelin™ in the EU, Canada, Australia and in other countries where Thelin™ may be approved; our ability to earn a profit from sales or licenses of Thelin™ or other drug candidates; our ability to establish future collaborative arrangements or licenses; and the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing us such as those set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and below.
     You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described in “Risk Factors,’’ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.
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
     Encysive Pharmaceuticals Inc. is a global biopharmaceutical company that engages in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. We focus our research and development programs predominantly on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, which is licensed to and marketed by GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist for the treatment of PAH. Thelin™ has received marketing authorization in the EU, Canada and Australia, and we have requested formal dispute resolution with the FDA regarding the Thelin™ NDA. We are a multinational company with revenues from an approved product in the EU, and sales and marketing operations in several EU countries.
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     Thelin™ (sitaxsentan sodium) is a selective oral ETA receptor antagonist dosed once a day for the treatment of PAH. In August 2006, Thelin™ was approved by the European Commission, or EC, for use in patients with pulmonary arterial hypertension classified as World Health Organization, or WHO, functional class III, to improve exercise capacity, as well as in primary pulmonary hypertension and in pulmonary hypertension associated with connective tissue disease. After the EC approved Thelin™ for marketing and sale in the EU, we started to build the necessary commercial infrastructure, including the establishment of country sales organizations and the negotiation of third party distributor relationships, to promote and sell Thelin™ in various countries of the EU. The centralized licensing procedure of the European Agency for the Evaluation of Medicinal Products, or EMEA, permits us to market Thelin™ in all 27 member states of the EU, however in most of the EU countries we must negotiate pricing and reimbursement prior to commercial launch. In the fourth quarter of 2006, we made Thelin™ commercially available in the UK and Germany, and in April 2007 we launched Thelin™ in the Republic of Ireland and in The Netherlands. We anticipate subsequent product launches of Thelin™ in other EU countries, including Spain, France and Italy, as their respective national governments approve pricing and reimbursement.
     On March 7, 2007, we announced that the Australian Therapeutic Goods Administration, or TGA, had granted marketing approval for Thelin™ 100 mg tablets as a once daily oral treatment for patients with PAH. We have subsequently applied for reimbursement in Australia and we are currently reviewing whether or not to add our own commercial infrastructure or commercialize through a third party in Australia.
     On May 30, 2007, the Therapeutic Products Directorate, or TPD, of Health Canada approved Thelin™ for the treatment of primary pulmonary arterial hypertension and pulmonary hypertension secondary to connective tissue disease, in patients with WHO functional class III who have not responded to conventional therapy. Thelin™ is also indicated in patients with WHO functional class II who did not respond to conventional therapy and for whom no appropriate alternative treatment can be identified. In anticipation of receiving approval for Thelin™ in Canada, we began to build a commercial presence in Canada.
     Thelin™ is also under review by the FDA in the U.S. In March 2006, we received an Approvable Letter from the FDA, or the March Approvable Letter, pursuant to which the FDA identified several concerns and observations that were required to be resolved before the drug could be approved, including the option of conducting additional clinical trial work. In May 2006, the FDA accepted for review our complete response to the concerns and observations noted in the March Approvable Letter, and designated the submission as a Class 1 review. The FDA established a new Prescription Drug User Fee Act, or PDUFA, target action date of July 24, 2006, and on such date we received a second Approvable Letter, or the July Approvable Letter, pursuant to which the FDA identified one of the substantive items raised in the March Approvable Letter as remaining unresolved. The FDA again offered the alternative of conducting additional clinical work. Following discussions with the FDA, we submitted a complete response to the July Approvable Letter, which was accepted by the FDA on December 28, 2006. On June 15, 2007, we received a third approvable letter, or Third Approvable Letter, from the FDA. In the Third Approvable Letter, the FDA stated that our development program for Thelin™ did not demonstrate the evidence of effectiveness needed for approval. The FDA encouraged us to conduct an additional study to demonstrate the drug’s effectiveness in exercise capacity as measured by change in six-minute walk distance. In July 2007, we held a formal Class A preliminary dispute resolution meeting with officials from the FDA regarding the Third Approvable Letter and the status of our NDA for Thelin. The meeting complied with the FDA’s guidance on formal dispute resolution requiring that a sponsor meet with the division reviewing its NDA prior to requesting formal dispute resolution. On August 6, 2007 we filed with the FDA a request for formal dispute resolution to contest the Third Approvable Letter. If formal dispute resolution is not successful, we will be required to conduct an additional clinical trial which will be costly and will take approximately two years to complete.
     During 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the EC. Orphan drug designation grants exclusivity to Thelin™ upon product approval for seven years in the U.S. and ten years in the EU. During 2006, the EMEA requested additional information from us to support the orphan drug designation for Thelin™ and we have responded to that request. In May 2007, we met with officials from the EC to discuss the EMEA’s reassessment of the orphan drug status of Thelin™ in the EU, and following that meeting we submitted documents supporting our position that Thelin™’s orphan drug status should be maintained in the EU. At this time, we cannot assure you that Thelin™ will maintain orphan drug designation and its associated exclusivity in the EU for the full 10 year period. We anticipate that patent protection for Thelin™ may extend beyond expiration of orphan drug exclusivity in the U.S. and the EU.
     We have established central EU commercial operations near London, England, with regional sales offices established in Munich, Germany, Paris, France and Milan, Italy. We will evaluate the need to add additional infrastructure and commercial support as reimbursement is obtained in countries within the EU where Thelin™ is approved. We will also evaluate the need for commercial infrastructure and support worldwide if Thelin™ receives regulatory approval and reimbursement in other countries outside of the EU. In some markets, we may choose to use third parties to distribute Thelin™, or to provide other services such as reimbursement and/or sales support. We have added commercial infrastructure in Canada in anticipation of commercial launch later in the year.
     In anticipation of approval of Thelin™ by the FDA, we had hired and trained a U.S. sales force, formed a commercialization infrastructure and initiated other market launch preparation activities in the U.S, On June 25, 2007, the U.S. sales force and commercial infrastructure was terminated as part of our strategic restructuring, discussed below. If Thelin™ is approved in the U.S., we will need to establish a U.S. sales force and rebuild our U.S. commercial infrastructure.
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
     We have also developed expertise in pharmacologically intervening in the intravascular inflammatory cascade, representing a second set of intravascular targets. Bimosiamose, licensed to Revotar Biopharmaceutics A.G. and TBC4746, licensed to Schering-Plough are examples of drug candidates that we designed to target two distinct steps in this cascade, the selectins and VLA-4, respectively. Some of the targets in this cascade are GPCRs. Thus, we believe that our focus on endothelial cell and related vascular biology has opened up a broad range of disease targets with high unmet medical need.
     We have an ongoing study with TBC3711 in resistant hypertension, and are continuing to enroll patients in a Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure. This study is expected to be fully enrolled in the third quarter, with top line results available in mid 2008. Our CCR-9 antagonist is progressing through preclinical development and we expect to be in human testing for inflammatory bowel disease next year.
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

of any pending product recalls or withdrawals, significant price fluctuations or generic competition. Accordingly, we have estimated only the impact of product dating on returns.

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

We have estimated remaining shelf life, which is an important reason for product returns, based upon the fact that Argatroban has an expiration date of two years from manufacture. Common industry practice is that prescription drugs can be returned to the manufacturer at any time; however, product is normally returned when the remaining shelf life is reduced to six months or less. Our reserve is therefore based upon an estimate of the percentage of sales made in the preceding 18-month period that may be returned in future periods. Initially, lacking any historical sales data for Argatroban and based upon management’s experience with other pharmaceutical products in the industry, management estimated that four percent of gross sales of Argatroban would be returned during future periods. Based upon subsequent analysis of historical sales data, we believe that differences between estimated and actual future returns will not have a material effect on our results of operations or financial condition.

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
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At June 30, 2007, remaining deferred revenue was approximately $0.6 million, which we expect to recognize over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Cost of goods sold
     After the EC granted marketing approval in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and in Germany during late 2006, and in the Republic of Ireland and The Netherlands in April 2007. Cost of goods sold is comprised of the direct cost of inventory consumed, value added taxes billed to customers along with the fees associated with third party distributors.
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
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. Inventory balances are determined using the first-in first-out method.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Argatroban Notes and the Convertible Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date to the date that we have the ability to call the debt.
Results of Operations
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to increasing commercialization expenditures, will continue for the next several years. We have been unprofitable to date and expect to make substantial expenditures during the next several years as we invest in launching Thelin™ in Europe, obtaining regulatory approval of Thelin™ in the U.S., and if approval is received, the commercializing of Thelin™ in the U.S.
     We have sustained net losses of approximately $486.1 million from the date of our inception to June 30, 2007. We have primarily financed our operations to date through a series of private placements, including the Azimuth Agreement, and public offerings of our common stock and convertible debt, debt issued by our subsidiary that is secured by royalties on Argatroban and from funds received through our collaborations, research agreements and partnerships. See discussion of “Liquidity and Capital Resources” below.
     On June 25, 2007 we announced that we were implementing a strategic restructuring, to focus our resources on our most promising assets. In July 2007, we retained the investment banking firm of Morgan Stanley to assist in evaluating strategic alternatives to maximize stockholder value. We do not expect to publicly disclose further information regarding the status of the review of strategic alternatives until a definitive transaction is entered into or the process is completed. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or on what terms, or as to the timing of any transaction.
     See also Item IA — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Form 10-Q.
Three and six month periods ended June 30, 2007 and 2006
Sales
     After the EC granted marketing approval in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and in Germany during late 2006, and in the Republic of Ireland and The Netherlands in April 2007. We reported sales of Thelin™ in Europe of $2.3 million and $3.2 million in the three and six months ended June 30, 2007, respectively.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any sales projections or financial forecasts. Even though we have received regulatory approval to market Thelin™

in Europe, Canada and Australia significant uncertainties make it difficult to forecast or predict future sales. Uncertainties which could materially affect our revenue projections include the market acceptance of Thelin™ in each country, pricing and reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals and the breadth of these products’ labeling, and other factors impacting the timing, effectiveness, and speed of our product launches.
Royalties
     Royalties increased $3.0 million and $3.9 million in the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006, respectively. Royalties earned on sales of Argatroban under our agreement with GSK are based upon a tiered structure, which provides for increases in royalty revenue earned, as a percentage of sales, as Argatroban sales increase. The increase in royalties is due to higher sales of Argatroban, and a corresponding higher royalty rate, as a percentage of sales, in the three and six months ended June 30, 2007 as sales reached higher tiers within the agreement. Such sales thresholds are evaluated annually. As a result of the recent sale of the Argatroban Notes by Royalty Sub, all royalty revenues from sales of Argatroban will be used to pay interest and to repay the Argatroban Notes, and are no longer available to fund our operations until the Argatroban Notes are repaid in full.
Total Revenues
     Revenues in the three months ended June 30, 2007 increased $5.3 million, to $8.9 million from $3.7 million in the three months ended June 30, 2006. Revenues in the six months ended June 30, 2007 increased $7.1 million, to $14.3 million from $7.2 million in the six months ended June 30, 2006. These increases are due to sales of Thelin™ in Europe and to higher royalties earned on sales of Argatroban by GSK in 2007.
Cost of Goods Sold
     Cost of goods sold in the three and six months ended June 30, 2007 of approximately $411,000 and $477,000, respectively, was primarily comprised of the cost to manufacture, finish and package quantities of Thelin™ sold in Europe. There was no cost of goods sold in the three or six months ended June 30, 2006 as Thelin™ was not yet commercially available.
Research and Development Expense
     Research and development expense in the three and six months ended June 30, 2007 increased $2.0 million, and $1.1 million compared to the three and six months ended June 30, 2006, respectively. The increases were primarily comprised of the costs of ongoing long-term safety studies of Thelin™, and expenses related to various regulatory submissions for Thelin™, partially offset by a reversal of approximately $0.6 million in compensation expense as a result of the cancellation of unvested stock options and restricted stock due to the Restructuring. As discussed in Liquidity and Capital Resources below, we have restricted research and development activities to those necessary to maintain our existing programs and we expect ongoing research and development expenses to decline over the remainder of 2007 as a result of the Restructuring, discussed below.
Sales and Marketing Expense
     Sales and marketing expenses declined $2.2 million and $1.1 million, respectively in the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006. Sales and marketing expense in the three and six months ended June 30, 2007 included a reversal of compensation expense of approximately $1.9 million, as a result of the cancellation of unvested stock options and restricted stock due to the Restructuring. We have made Thelin™ commercially available in the U.K., Germany, the Republic of Ireland, and The Netherlands and are actively preparing for the commercial launch of Thelin™ in other countries of Europe and in Canada. We have hired a sales force in the U.K. and in Germany and are hiring a sales force in France, Italy and Canada. As a result of the Restructuring, discussed below, we expect sales and marketing expenses in the U.S. to decline significantly over the remainder of 2007, however this decline is expected to be partially offset by increased commercialization activities in Europe and Canada.

General and Administrative Expense
     General and administrative expense increased $0.9 million and $0.8 million, respectively, in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. As a result of the Restructuring, discussed below, we expect General and Administrative expense to decline in the second half of 2007, but expect this expense to be higher than in the comparable prior-year periods. We intend to continue to build the infrastructure necessary to commercially support Thelin™ in Europe and Canada.
Restructuring Expense
     Following the receipt of the third Approvable Letter from the FDA, on June 25, 2007 we announced the implementation of a strategic restructuring in order to focus our resources on our most promising assets. As a result, we intend to reduce our U.S. workforce by approximately 70 percent, to about 65 employees. Approximately 150 employees, including the U.S. sales force, were terminated immediately, with a smaller group leaving over the following months. We also eliminated the position of Chief Operating Officer.
     We are providing cash severance payments to employees directly affected by the workforce reduction, and have entered into retention agreements providing for the payment of retention bonuses to approximately 65 members of our U.S. workforce who will remain with us following the Restructuring. We have also entered into retention agreements with selected employees of our non-U.S. operations. We estimate that the total restructuring charge will approximate $15 million, of which $7.9 million was recorded in the three months ended June 30, 2007.
     As a result of the restructuring, we intend to focus our resources on continued sales and marketing activities of Thelin™ in Europe, Canada and Australia; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711; continuing the Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure; and completing activities to maintain the value of our Chemokine C-motif Receptor 9 and its two late stage pre-clinical programs against an undisclosed target. We also intend to maintain a smaller headquarters in the U.S.
     We have retained the investment banking firm of Morgan Stanley to assist in evaluating strategic alternatives to maximize stockholder value. We do not expect to publicly disclose further information regarding the status of the review of strategic alternatives until a definitive transaction is entered into or the process is completed. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or on what terms, or as to the timing of any transaction.
Total Operating Expenses
     Total operating expenses in the three and six months ended June 30, 2007 increased $9.1 and $9.2 million, respectively, compared to the three and six months ended June 30, 2006, primarily due to the restructuring expense of $7.9 million and increased research and development expenses. We expect our ongoing operating expenses to be approximately $20 million in the quarter ended September 30, 2007, and approximately $15 million in the quarter ended December 31, 2007.
Operating Loss
     Operating loss in the three months ended June 30, 2007, increased $3.8 million compared with the three months ended June 30, 2006, and operating loss in the six months ended June 30, 2007 increased $2.1 million compared with the six months ended June 30, 2006. These increases were due to higher operating expenses, partially offset by sales of Thelin™ and increased royalty revenues during 2007.
Interest Expense
     Interest expense increased $1.8 million and $2.8 million in the three and six months ended June 30, 2007, compared with the three and six months ended June 30, 2006, respectively. The increases are primarily due to interest on the Argatroban Notes, which were issued on February 6, 2007. Since all amounts received for royalties on sales of Argatroban in excess of accrued interest on the Argatroban Notes will be used to redeem Argatroban Notes each quarter, we expect interest expense to decline in the future.
Investment Income
     Investment income in the three and six month periods ended June 30, 2007, decreased approximately $0.2 million and $0.7 million, respectively, due to reduced funds available for investment during 2007.

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
Net Loss
     Net loss increased $5.8 million in each of the three and six month periods ended June 30, 2007, respectively, compared with the three and six month periods ended June 30, 2006. The increased net losses are primarily due to restructuring expense of $7.9 million and higher research and development expenses, partially offset by higher revenues in the 2007 periods.
Liquidity and Capital Resources
     While the Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2006 contained a statement relating to their substantial doubt about our ability to continue as a going concern. At June 30, 2007, we had cash and investments of $65.0 million, of which $4.3 million was used to pay principal and interest on the Argatroban Notes on July 2, 2007. See Note 5 to the consolidated financial statements. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale of our Convertible Notes and the Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban. Although, we have recently received additional funds from our equity financing line with Azimuth described below and as a result of the confirmation of treaty relief from UK withholding obligations pursuant to the terms of the Argatroban Notes, we will require significant additional funding to continue to operate as a going concern, as described in more detail below. During the three months ended June 30, 2007, we completed three draw downs under the Azimuth Agreement, and received gross proceeds of $27.5 million. We have sold the maximum number of shares to Azimuth, and the Azimuth Agreement has terminated pursuant to its terms. We may also issue common stock, debt, or other securities for gross aggregate proceeds of $68.0 million pursuant to our effective shelf registration statement. Because the FDA has issued a third approvable letter, management believes that additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all.
Outlook for the Balance of 2007
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in Europe and Canada. As described below, we expect to continue to expand our commercial organization in Europe and continue to invest in Canadian launch preparations for Thelin™, however as a result of the restructuring, we have terminated our U.S. sales force and significantly reduced our commercial infrastructure in the U.S. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any projections or financial forecasts of sales or operating expenses. We believe, however, that the commercial launch of Thelin™ in Europe and anticipated launch of Thelin™ in Canada will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. Even though we have received regulatory approval to market Thelin™ in Europe, Canada and Australia, significant uncertainties make it difficult to forecast or predict future sales. Uncertainties that could materially affect any revenue projections include the market acceptance of Thelin™ in each country, approved pricing and reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals and the breadth of competitive product labeling, and other factors impacting the timing, effectiveness and speed of our product launches.
          We believe that our existing capital resources are sufficient to fund our operations into the first quarter of 2008. We have implemented a strategic restructuring to reduce our cash requirements and to focus our remaining resources in our most promising assets. As a result of the restructuring, we intend to focus our resources on continued sales and marketing activities of Thelin™ in Europe, Canada and Australia; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711; continuing the Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure; and completing activities to maintain the value of our Chemokine C-motif Receptor 9 and its two late stage pre-clinical programs against an undisclosed target. As discussed herein, we also intend to maintain a smaller headquarters in the U.S. We have retained Morgan Stanley to assist in evaluating strategic alternatives to maximize shareholder value.
          As a result of these decisions, we expect our ongoing expenses to be approximately $20 million and $15 million in the third and fourth quarters of 2007, respectively. We also expect to continue to incur operating losses through 2007 and 2008. Because of this, we will require significant additional funding to continue our operations, even if Thelin™ is not approved by the FDA, and will require additional funding if Thelin™ is approved for commercial launch in the U.S. Working with Morgan Stanley to explore strategic alternatives, we will consider financing alternatives to raise additional capital, including, but not limited to, licensing or sales of our drug candidates, licensing or sales of some or all of our worldwide rights to Thelin™, issuances of common stock or other equity securities, and the sale of senior, convertible, or subordinated debt which may or may not be secured by our assets. Because the FDA has issued the Third Approvable Letter, we believe that additional funding will be significantly more difficult to obtain, and we cannot assure you that such funding will be available on commercially acceptable terms, if at all.
     Cash Used in Operating Activities:
          Cash and cash equivalents, including accrued interest thereon, was $65.0 million at June 30, 2007, compared with $43.8 million at December 31, 2006. We used $57.9 million in cash in continuing operations during the six months ended June 30, 2007, compared to $51.4 million during the six months ended June 30, 2006. The primary operating uses of cash in the 2007 and 2006 periods were to fund our general operating expenses and the ongoing research and development programs, as well as preparations for the commercialization of Thelin, partially offset by cash received from investment income and milestone payments. Cash received from GSK for royalties in the six months ended June 30, 2007 was used to pay interest upon and to partially repay the Argatroban Notes while in the six months ended June 30, 2006 cash received from GSK was available to fund operating activities.
     Cash used in Investing Activities:
          Investing activities are primarily comprised of purchases of equipment and leasehold improvements, and of our investments in debt securities. Cash is generated from investing activities when marketable securities mature and the resulting cash is utilized primarily to fund operating activities. Purchases of equipment and leasehold improvements were $0.2 million and $1.5 million in the six months ended June 30, 2007 and 2006, respectively. There were no purchases or maturities of investments in debt securities during the six months ended June 30, 2007, however in the six months ended June 30, 2006 we purchased short-term investments totaling $10.0 million
     Cash provided by Financing Activities:
          Cash provided by financing activities of $79.8 million during the six months ended June 30, 2007 was primarily comprised of proceeds from the Argatroban Notes and from the three draw downs under the Azimuth Agreement. We incurred $3.4 million in expenses associated with issuing the Argatroban Notes, and after receipt of royalties from GSK we repaid $4.0 million in principal of the Argatroban Notes during the six months ended June 30, 2007. Cash provided by financing activities of $0.4 million during the six months ended June 30, 2006 was comprised of proceeds from employee stock option exercises.

Material Commitments:
     Our material contractual obligations are comprised of (i) amounts borrowed through the issuance of the Convertible Notes, (ii) amounts borrowed through the issuance of the Argatroban Notes and (iii) obligations under our operating lease agreements. In addition, we have signed a long-term purchase agreement for the manufacturing and supply of Thelin™; however, our obligations under the agreement are contingent upon receiving regulatory approval for the marketing of Thelin™ in the U.S.
     As of June 30, 2007, the Company had contractual obligations as follows (dollars in thousands):

		Less
		than 1	1-3	3-5	After 5
	Total	year	Years	Years	years
Contractual Obligations
Long-term debt	$186,038	$—	$—	$—	$186,038
Severance and retention	4,843	4,843
Operating leases	3,872	2,090	1,708	74	—

Total	$194,753	$6,933	$1,708	$74	$186,038
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal accounting officer (the “PAO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and PAO concluded:
     (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure; and
     (ii) that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s former President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing putative class action lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits will likewise be consolidated into this action. The Court has also appointed a lead plaintiff and lead counsel in the consolidated action, who have filed a consolidated amended complaint. We have filed a motion to dismiss the consolidated action. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
     On November 22, 2006, John Jadelis, an individual claiming to be a shareholder of the Company, filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint names the Company as a nominal defendant and Bruce D. Given, the Company’s former President and CEO, Richard A.F. Dixon, the Company’s Senior Vice President of Research and Chief Scientific Officer, Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer, Ron Anderson, Director, J. Kevin Buchi, Director, John H. Dillon, II, Director, John M. Pietruski, Director, James A Thomson, Director, Suzanne Oparil, Director, James T. Willerson, Director and Robert J. Cruikshank, Director, as defendants. The suit asserts claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and seeks contribution and indemnification against the individual defendants. The lawsuit seeks damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants; and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action. We have filed a motion to dismiss the derivative action.
     We anticipate that additional shareholder derivative lawsuits regarding the same subject matter may be filed in federal and/or state court during the upcoming months.

Item 1A. Risk Factors
The following risks should be read in conjunction with other risk factors disclosed under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006.
If we are unable to raise significant additional capital, we will not be able to continue to operate as a going concern.
     While the Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2006 contained a statement relating to their substantial doubt about our ability to continue as a going concern. At June 30, 2007, we had cash and investments of $65.0 million, of which $4.3 million was used to pay principal and interest on the Argatroban Notes on July 2, 2007. See Note 5 to the consolidated financial statements. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale of our Convertible Notes and the Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban. Although, we have recently received additional funds from our equity financing line with Azimuth described below and as a result of the confirmation of treaty relief from UK withholding obligations pursuant to the terms of the Argatroban Notes, we will require significant additional funding to continue to operate as a going concern, as described in more detail below. During the three months ended June 30, 2007, we completed three draw downs under the Azimuth Agreement, and received gross proceeds of $27.5 million. We have sold the maximum number of shares to Azimuth, and the Azimuth Agreement has terminated pursuant to its terms. We may also issue common stock, debt, or other securities for gross aggregate proceeds of $68.0 million pursuant to our effective shelf registration statement. Because the FDA has issued the Third Approvable Letter, we believe that additional funding will be significantly more difficult to obtain, and we cannot assure you that such funding will be available on commercially acceptable terms, if at all.
Our restructuring efforts may have an adverse impact on our current employees and on our ability to retain and attract management and other key personnel.
     On June 25, 2007, we implemented a restructuring plan intended to reduce our operating expenses following our receipt of the Third Approvable Letter from the FDA on June 15, 2007. As a result, we reduced our U.S. workforce by approximately 70 percent to about 65 people. The planning and implementation of our restructuring has placed, and will continue to place a strain on our managerial, operational and other resources. We cannot assure you that our restructuring efforts will enable us to reduce our costs to the extent anticipated.
     Our success depends largely upon the continued service of our senior management and scientific staff and our ability to attract, retain and motivate qualified scientific, senior management, sales and marketing and professional support staff personnel. Our success is also dependent on our retaining and expanding our personnel as needs arise in the areas of sales and marketing, and professional support staff, in order to successfully commercialize Thelin™ in the EU and Canada. Since receiving marketing approval for Thelin™ from the EC in August 2006, we began to establish sales and marketing operations and hire sales representatives in the UK, Germany, France and Italy and other countries of the EU. We may also need to hire additional qualified personnel in management, finance and accounting, human resources, regulatory affairs, legal and other key areas in order to successfully commercialize Thelin™ in the EU and Canada.
     The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We face intense competition for such personnel from other pharmaceutical companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in attracting, hiring or retaining qualified personnel.
     Since receiving the Third Approvable Letter, we have lost several employees and we may lose key employees in the future for reasons discussed above. The loss of any of our key employees could adversely affect our business and cause significant disruption in our operations.

     The workforce reduction could also result in reduced productivity by our remaining employees, which in turn may affect our business and financial results in future quarters. We cannot assure you that future reductions or adjustments to our workforce will not be made or that issues associated with such reductions will not recur.
We have recently experienced significant turnover in senior management.
     Over the past 12 months, we have experienced significant turnover in our senior management team, including the departures of our President and Chief Executive Officer, Chief Financial Officer, Vice President of Clinical Development, Vice President of Finance and Administration, and Executive Director of Business Development. As a result of these changes, we essentially have a new management team. It is not yet possible to assess how effective this management team will be and whether they will be able to accomplish our strategic business objectives. In addition, because we have a relatively small organization, the loss of executive officers or other key employees could adversely affect our operations. Further, changes in senior management are disruptive to the organization and changes may slow our progress toward our strategic goals.
We have a history of losses and we may never become profitable.
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in Europe and Canada. As described below, we expect to continue to expand our commercial organization in Europe and continue to invest in Canadian launch preparations for Thelin™, however as a result of the restructuring, we have terminated our U.S. sales force and significantly reduced our commercial infrastructure in the U.S. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any projections or financial forecasts of sales or operating expenses. We believe, however, that the commercial launch of Thelin™ in Europe and anticipated launch of Thelin™ in Canada will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. Even though we have received regulatory approval to market Thelin™ in Europe, Canada and Australia, significant uncertainties make it difficult to forecast or predict future sales. Uncertainties that could materially affect any revenue projections include the market acceptance of Thelin™ in each country, approved pricing and reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals and the breadth of competitive product labeling, and other factors impacting the timing, effectiveness and speed of our product launches.
     Based upon our current cash position, we believe that our existing capital resources are sufficient to fund our operations into the first quarter of 2008. We have implemented a strategic restructuring to reduce our cash requirements and to focus our remaining resources in our most promising assets. As a result of the restructuring, we intend to focus our resources on continued sales and marketing activities of Thelin™ in Europe, Canada and Australia; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711; continuing the Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure; and completing activities to maintain the value of our Chemokine C-motif Receptor 9 and its two late stage pre-clinical programs against an undisclosed target. As discussed herein, we also intend to maintain a smaller headquarters in the U.S. We have retained Morgan Stanley to assist in evaluating strategic alternatives to maximize shareholder value.
     As a result of these decisions, we expect our ongoing expenses to be approximately $20 million and $15 million in the third and fourth quarters of 2007, respectively. We also expect to continue to incur operating losses through 2007 and 2008. Because of this, we will require significant additional funding to continue our operations, even if Thelin™ is not approved by the FDA, and will require additional funding if Thelin™ is approved for commercial launch in the U.S. Because the FDA has issued the Third Approvable Letter, we believe that additional funding will be more difficult to obtain on commercially acceptable terms, if at all. Working with Morgan Stanley, we will consider financing alternatives to raise additional capital, including, but not limited to, licensing or sales of our drug candidates, licensing or sales of some or all of our worldwide rights to Thelin™, issuances of common stock or other equity securities, and the sale of senior, convertible, or subordinated debt which may or may not be secured by our assets. We cannot assure you that such funding will be available on commercially acceptable terms, if at all.
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
     Even with the Restructuring, we expect to continue to incur substantial research and development expenditures as we develop new drug candidates, and continue to invest in the development and commercialization of Thelin™. We also anticipate that our operating expenses will continue to increase due to the following factors:
•	We have incurred and will continue to incur significant commercialization-related expenses for Thelin™. These costs include:
-	building a commercial infrastructure in Europe, Canada and other key geographic areas;

-	rebuilding a commercial infrastructure in the U.S. if Thelin™ receives FDA approval;

-	investing in market launch and market development activities in Europe, Canada and other key geographic areas;

-	expenses related to reimbursement submissions and approvals;

-	market research;

-	building the necessary infrastructure in our support services functions, such as finance, human resources and legal;

-	building the depth and breadth of our management team;

-	preparing and producing educational and promotional materials; and

-	establishing additional contractual relationships with manufacturing, distribution and logistics services providers to support the commercialization of Thelin™.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™ and TBC3711 and are incurring costs for clinical trials related to an additional drug compound. These costs include:
-	hiring personnel to direct and execute clinical trials;

-	costs incurred by clinical investigators;

-	services of contract research organizations; and

-	purchasing and formulating quantities of drug compound to be used in such clinical trials.
     Notwithstanding revenues that may be produced through potential sales of Thelin™, we will need to secure additional financing to continue our current operations, including the required levels of research and development to reach our long-term goals. Estimates of our future cash requirements will depend on many factors, including:
•	the outcome and timing of reimbursement approvals for Thelin™ in the EU, Canada and Australia, including pricing levels;

•	competitive activity, including the timing of regulatory approvals and approved product labels for products competitive with Thelin™;

•	our success in commercializing Thelin™;

•	scientific progress in our drug discovery programs;

•	the number and magnitude of these research and development programs;

•	progress with preclinical testing and clinical trials of new drug compounds;

•	the costs and our success in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	administrative costs and costs to commercialize Thelin™ as new product markets are developed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	effective and sustained commercialization activities and arrangements.
We make business decisions based on forecasts of future sales of Thelin™ in markets where we have approval that may be inaccurate.
     Our forecasts of future sales of Thelin™ in markets where we have approval are based on many assumptions, including, but not limited to, reliance on external primary and secondary market research, our own internal research, population estimates, estimates of disease diagnostic rates, treatment trends, and sales of similar and competitive products, and market estimates by third parties. Any of these assumptions can materially impact our forecasts and we cannot assure you that the assumptions are accurate. In addition, our sales forecasts include the transition of our current clinical trial patients to Thelin™ commercial supply. We cannot assure you that patients currently receiving Thelin™ in our clinical trials will be prescribed Thelin™ when the clinical trials are terminated.
We are the subject of securities class action and shareholder derivative lawsuits that may result in substantial expenditures, and divert management’s attention.
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D. (the Company’s former President and Chief Executive Officer), Richard A.F. Dixon (the Company’s Senior Vice President, Research and Chief Scientific Officer) and Stephen L. Mueller (the Company’s former Vice President, Finance and Administration, Secretary and Treasurer). The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
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
     It is possible that additional complaints regarding the same subject matter may be filed in the future. The Court has consolidated the four existing lawsuits into a single civil action, and we expect that any future purported class action lawsuits involving the same subject matter as the existing lawsuits, will likewise be consolidated into this action. The Court has also appointed a lead plaintiff and lead counsel in the consolidated action, who have filed a consolidated amended complaint. We have filed a motion to dismiss the consolidated action. Although we believe that the allegations in these cases are without merit and intend to defend all such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
     On November 22, 2006, an individual claiming to be a shareholder of the Company filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint names the Company as a nominal defendant and certain of the Company’s current and former officers and all of the Company’s current directors as defendants. The suit asserts claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and seeks contribution and indemnification against the individual defendants. The lawsuit seeks damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action. We have filed a motion to dismiss the derivative action.
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
     The EC has designated Thelin™ as an orphan drug. Orphan drug status precludes European regulators from approving marketing applications in the EU for medicinal products that are chemically similar to Thelin™ for a period of ten years. We have been requested to provide information to support the designation of Thelin™ as an orphan drug in the EU and have responded to this request. In May 2007, we met with officials of the EC to discuss the EMEA’s reassessment of the orphan drug status of Thelin™ in the EU, and following that meeting, we submitted documents supporting our position that Thelin™’s orphan drug status should be maintained in the EU. If the EC amends its decision designating Thelin™ as an orphan drug, or if the EC decides not to renew the orphan drug designation of Thelin™ after the first five years following marketing approval, Thelin™ will lose its orphan drug status and European regulators may approve medicinal products that are chemically similar to Thelin™. In such case, we would need to rely on our existing patent protection to prevent the commercialization of competing products in the EU. This protection presently extends to 2016, subject to any available extensions, and may be broader or narrower than that offered by orphan drug status, depending on the scope of patent claims applicable to Thelin™. If Thelin™ loses its orphan drug status in the EU, and existing patent claims applicable to Thelin™ cannot prevent commercialization of competing products, Thelin™ will face increased competition, which may decrease the amount of revenue we receive from Thelin™.
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
     We issued $130 million of our Convertible Notes, which are convertible into approximately 9.3 million shares of our common stock. In addition, pursuant to our stock plans, our management, upon approval by our Compensation and Corporate Governance Committee, is authorized to grant stock awards to our employees, directors and consultants. Stockholders will incur dilution upon the conversion of the Convertible Notes, or the exercise of any outstanding stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result and new investors could have rights superior to existing stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On May 9, 2007, we held an annual meeting of our stockholders. The holders of 54,011,014 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of Votes	Number of Votes
Name of Nominee	Voted For	Withheld
Ron J. Anderson, M.D.	48,954,856	5,056,158
J. Kevin Buchi	48,977,479	5,033,535
Robert J. Cruikshank	48,873,124	5,137,890
John H. Dillon II	48,985,721	5,025,293
Richard A. F. Dixon, Ph.D.	48,923,125	5,087,889
Bruce D. Given, M.D.	48,822,633	5,188,381
Suzanne Oparil, M.D.	48,997,359	5,013,655
John M. Pietruski	48,919,354	5,091,660
James A. Thomson, Ph.D.	48,843,136	5,167,878
James T. Willerson, M.D.	48,830,121	5,180,893
     The result of the vote by holders of common stock to adopt the 2007 Incentive Plan, as amended, was as follows:

Number of Votes	Number of Votes	Number of Votes	Number of
Voted For	Voted Against	Abstaining	Broker Non-Votes
15,037,559	6,789,658	340,671	31,843,126
     The result of the vote by holders of common stock to ratify the appointment of KPMG LLP as the Company’s independent auditors for 2007, was as follows:

Number of Votes	Number of Votes	Number of Votes
Voted For	Voted Against	Abstaining
52,204,776	1,622,606	183,632
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Encysive Pharmaceuticals Inc. 2007 Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142764) filed with the Commission on May 9, 2007).

10.2	Letter Agreement dated June 24, 2007, between the Company and George W. Cole (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on June 26, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ENCYSIVE PHARMACEUTICALS INC.
August 8, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of August 2007.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ George Cole
George Cole
President and Chief Executive Officer

By:	/s/ Richard A. Goeggel
Richard A. Goeggel
Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Encysive Pharmaceuticals Inc. 2007 Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142764) filed with the Commission on May 9, 2007).

10.2	Letter Agreement dated June 24, 2007, between the Company and George W. Cole (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on June 26, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.