Form 10-Q
period 2007-09-30
ENCYSIVE PHARMACEUTICALS INC
filed 2007-11-09
CIK 887023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

Class	Outstanding at October 31, 2007
Common stock, $0.005 par value	79,306,943

Certification Pursuant to Rule 13a-14(a) / Rule 15d-14(a)
Certification Pursuant to Rule 13a-14(a) / Rule 15d-14(a)
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$54,097	$43,798
Restricted cash	100	—
Accounts receivable	7,088	5,211
Other current receivables, net of reserve of $0 and $65	1,207	141
Inventory, net of reserve of $860 and $496	3,063	2,343
Prepaids	1,365	1,926

Total current assets	66,920	53,419
Equipment and leasehold improvements, net of accumulated depreciation of $12,498 and $11,892	5,385	5,976
Deferred debt origination costs, net of accumulated amortization of $5,119 and $1,202	4,725	3,461
Intangible assets, net of accumulated amortization of $764 and $685	202	281

Total assets	$77,232	$63,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,639	$3,435
Accrued expenses	19,987	22,133
Deferred revenue	320	1,286

Total current liabilities	21,946	26,854
Long-term debt	191,888	130,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $.005 per share. 5,000,000 Shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. 150,000,000 shares authorized. At Sept. 30, 2007, 79,474,351 shares issued 79,261,351 outstanding; at December 31, 2006, 62,660,802 shares issued, 62,447,802 shares outstanding	397	313
Additional paid-in capital	373,104	329,817
Treasury stock, 213,000 shares at Sept. 30, 2007 and December 31, 2006	(1,602)	(1,602)
Accumulated other comprehensive income	80	33
Accumulated deficit	(508,581)	(422,278)

Total stockholders’ deficit	(136,602)	(93,717)

Total liabilities and stockholders’ deficit	$77,232	$63,137

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Sales	$3,625	$7	$6,834	$7
Royalty income	4,838	6,003	15,330	12,582
License fee and milestones	322	322	966	966

Total Revenues	8,785	6,332	23,130	13,555

Expenses:
Cost of goods sold	798	14	1,275	14
Research and development	7,389	16,271	41,573	49,326
Sales and marketing	6,817	10,039	27,293	31,642
General and administrative	5,572	5,340	17,465	16,446
Restructuring	5,409	—	13,351	—

Total expenses	25,985	31,664	100,957	97,428

Operating loss	(17,200)	(25,332)	(77,827)	(83,873)
Investment income	753	846	2,388	3,230
Interest expense	(6,076)	(988)	(10,864)	(2,946)

Loss before cumulative effect of change in accounting principle	$(22,523)	$(25,474)	(86,303)	(83,589)
Cumulative effect of change in accounting principle	—	—	—	107

Net loss applicable to common Shares	$(22,523)	$(25,474)	$(86,303)	$(83,482)

Other comprehensive income:
Unrealized loss on foreign currency	133	(2)	47	(2)

Comprehensive loss	$(22,390)	$(25,476)	$(86,256)	$(83,484)

Loss per share:
Continuing operations, basic and diluted	$(0.32)	$(0.44)	$(1.28)	$(1.43)

Weighted average common shares used to compute net loss per share basic and diluted	70,649,304	58,477,871	67,680,703	58,404,970

See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(86,303)	$(83,482)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	794	811
Expenses paid with stock	121	97
Share-based compensation expense	2,080	5,973
Amortization of debt issue costs	3,917	497
Loss on disposition of fixed assets	109	33
Changes in operating assets and liabilities:
Restricted cash	(100)	—
Accounts receivable	(1,546)	(714)
Inventory	(1,084)	(586)
Reserve for obsolescence	364	369
Prepaids	570	639
Other current receivables	(1,277)	104
Accounts payable and accrued expenses	(4,134)	633
Deferred revenue	(966)	(966)

Net cash used in operating activities	(87,455)	(76,592)

Cash flows from investing activities:
Proceeds from sale of equipment	27	—
Purchases of equipment and leasehold improvements	(248)	(1,824)

Net cash used in investing activities	(221)	(1,824)

Cash flows from financing activities:
Borrowing of long-term debt	128,000	—
Debt issue costs	(5,181)	—
Repayment of long-term debt	(66,112)	—
Proceeds from sale of common stock in direct public placement	13,967	—
Proceeds from sale of common stock in private offerings	27,142	—
Proceeds from option exercises	61	431

Net cash provided by financing activities	97,877	431

Effect of exchange rate changes on cash	98	—

Net increase (decrease) in cash and cash equivalents	10,299	(77,985)
Cash and cash equivalents at beginning of period	43,798	127,913

Cash and cash equivalents at end of period	$54,097	$49,928

Supplemental schedule of cash flow information:
Interest paid	7,775	3,250
See accompanying notes to consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (unaudited)
(1) Liquidity and Management’s Plans
     The accompanying consolidated financial statements have been prepared assuming that Encysive Pharmaceuticals Inc. (the “Company” or “Encysive”), a Delaware corporation, will continue to operate as a going concern. The Company has sustained losses since its formation, and at September 30, 2007 had a stockholder’s deficit of $136.6 million. At September 30, 2007, the Company had cash and cash equivalents of $54.1 million. Management believes that our existing capital resources will be sufficient to fund the Company’s operations into the third quarter of 2008, taking into consideration the effects of the Restructuring, discussed below. In order to continue as a going concern, the Company will need to receive significant additional funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.
     In order to reduce its ongoing expenses, on June 25, 2007, the Company announced that it was implementing a strategic restructuring (the “Restructuring”), to focus its resources on its most promising assets. For additional information about the Restructuring and the engagement of Morgan Stanley, see Note 12(b), Restructuring, below. In addition, on July 17, 2007, the Company announced that it had retained the investment banking firm of Morgan Stanley to assist in evaluating its strategic alternatives to maximize shareholder value. In this evaluation process, the Company will consider various alternatives to raise additional capital, including, but not limited to, an acquisition of the Company or its assets, licensing or sales of its drug candidates, licensing or sales of some or all of the worldwide rights to Thelin™, issuances of common stock or other equity securities, and the sale of senior, convertible, or subordinated debt which may or may not be secured by the Company’s assets. The Company does not intend to publicly disclose further information regarding the status of the review of strategic alternative until a definitive transaction is entered into or the process is completed. There can be no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms, or as to the timing of any transaction.
     Although the Company entered into four financing arrangements, discussed below, to provide additional liquidity, the Company has received all remaining amounts available under these arrangements in the nine months ended September 30, 2007, and these arrangements will not provide any additional liquidity in the future. On June 15, 2007, the Company received its third approvable letter from the U.S. Food and Drug Administration (the “FDA”) for Thelin™ (sitaxsentan sodium), which is under review for the treatment of pulmonary arterial hypertension (“PAH”). In the third approvable letter, the FDA stated that Encysive’s development program for Thelin™ did not demonstrate the evidence of effectiveness needed for approval. On August 6, 2007, the Company filed with the FDA a request for formal dispute resolution to contest the third approvable letter. On September 5, 2007, the Company received a written response from the FDA that the data in the Thelin™ new drug application did not provide the substantial evidence of effectiveness needed for approval. The Company decided to move forward with plans to conduct an additional Phase III study evaluating Thelin™ for PAH which will require significant additional funds which will be difficult to obtain on commercially acceptable terms, if at all.
     On October 19, 2006, the Company entered into a Common Stock Purchase Agreement (the “Azimuth Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), which provided that, upon the terms and subject to the conditions set forth therein, Azimuth committed to purchase up to $75 million of common stock, or 11,866,851 shares of the Company’s common stock as of October 19, 2006, whichever occurred first, over the 18-month term of the Azimuth Agreement. The Company closed five draw downs under the Azimuth Agreement, and received aggregate gross proceeds of approximately $45.5 million and net proceeds of approximately $44.9 million after deducting estimated offering expenses. The Company has issued to Azimuth the maximum number of shares of the Company’s common stock permitted to be issued under the Azimuth Agreement and the Azimuth Agreement terminated pursuant to its terms.
     On February 6, 2007, the Company’s wholly owned subsidiary, Argatroban Royalty Sub LLC, a Delaware limited liability company (“Royalty Sub”), issued an aggregate principal amount of $60.0 million of its Argatroban PhaRMASM Secured 12% Notes due 2014 (the “Original Argatroban Notes”) to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds from the financing were approximately

$56.6 million after transaction costs, of which $10.0 million was withheld from the Company pending confirmation of treaty relief from U.K withholding tax obligations. The amount withheld, along with earned interest thereon, was released to the Company on June 18, 2007 when tax treaty relief was obtained.
     On September 21, 2007, Royalty Sub issued an aggregate principal amount of $68.0 million of its Argatroban PhaRMASM Secured 18.5% Notes due 2014 (the “Argatroban Notes”) to the holders of the Original Argatroban Notes in consideration for the delivery of the Original Argatroban Notes for contemporaneous redemption and cancellation, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to the Company of approximately $11.2 million. For additional information, refer to Note 9.
     On August 20, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors and qualified institutional buyers relating to the offering and sale (the “Offering”) of 7,692,305 units at a price of $1.95 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (each a “Warrant” and collectively, the “Warrants”). The Offering closed on August 21, 2007 (the “Closing Date”) and, without giving effect to the potential exercise of the Warrants, resulted in gross proceeds of approximately $15 million and net proceeds of approximately $14 million, after placement agent fees and other expenses of the Offering. The Purchase Agreement includes customary representations, warranties and covenants made by the Company and the investors, including the agreement by the Company not to issue any shares of the Company’s common stock or any securities convertible into or exchangeable or exercisable for the Company’s common stock for a period of 75 days after the Closing Date, subject to extension. The Company also agreed not to engage in any financing involving a Variable Rate Transaction (as defined in the Purchase Agreement) for a period of one year from the Closing Date. For additional information, refer to Note 4.
     The Company has an effective shelf registration statement on Form S-3, under which it could issue additional common stock, debt, or other securities for gross aggregate proceeds of up to approximately $38.0 million. The shelf registration statement does not provide any assurance that the Company will be able to sell any securities thereunder on commercially acceptable terms, if at all.
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
     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product approved by the FDA, Argatroban, for which it receives royalty income, began during November 2000. The Argatroban royalty income is used to pay the outstanding Argatroban Notes and is therefore not available to fund our operational requirements. Thelin™ (sitaxsentan sodium), has been approved by the European Medicines Agency (“EMEA”), the Therapeutic Products Directorate (“TPD”) in Canada, and the Australian Therapeutic Goods Administration (“TGA”) and first became commercially available in Germany and the U.K. late in the fourth quarter of 2006.
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
     (d) Debt issue costs
     The Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $1.8 million during the three months ended September 30, 2007 related to the issuance of the Argatroban Notes. The Company incurred costs of approximately $5.2 million during the nine months ended September 30, 2007 of which approximately $3.4 million related to the issuance of the Original Argatroban Notes and $1.8 million related to the issuance of the Argatroban Notes. Debt issue costs are deferred, and recognized from the issuance of the Argatroban Notes through the final maturity date of September 30, 2014. During the three months and nine months ended September 30, 2007, interest expense included approximately $3.3 million and $3.4 million, respectively, in amortized debt issue costs, including approximately $3.2 million in unrecognized costs related to the issuance of the Original Argatroban Notes at the time of their redemption on September 21, 2007. Remaining unamortized debt issue costs related to the Argatroban Notes were approximately $1.8 million at September 30, 2007.
     The Company also incurred costs of approximately $4.7 million related to the issuance of its 2.50% Convertible Senior Notes due 2012 (the “Convertible Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Convertible Notes through the date that the Company has the ability to call the Convertible Notes, March 20, 2010. Interest expense in each of the three months ended September 30, 2007 and 2006, includes approximately $0.2 million in amortized debt issue costs, and interest expense in each of the nine months ended September 30, 2007 and 2006, includes approximately $0.5 million in amortized debt issue costs, respectively. Remaining unamortized debt issue costs were approximately $3.0 million at September 30, 2007. For additional information about the Convertible Notes, see Note 9.
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

     (f) New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 also requires significant additional disclosures. The Company adopted the new standard during the first quarter of 2007 as required. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.
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
(3) Inventory
     Inventory balances are determined using the first-in first-out method. Inventory at September 30, 2007 and December 30, 2006 was as follows ($ in thousands):

	September 30,	December 31,
	2007	2006
Work-in-process	$3,215	$2,448
Finished goods	708	391

	3,923	2,839
Less reserve	(860)	(496)

Net	$3,063	$2,343

(4) Capital Stock
     In March 2005, the Company issued the Convertible Notes in the principal amount of $130 million. As the Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Convertible Notes, see Note 9.
     On August 20, 2007, the Company entered into the Purchase Agreement with certain institutional accredited investors and qualified institutional buyers relating to the Offering and the Warrants. The Warrants will expire five years from the date of issuance, will be exercisable on or after the six-month anniversary of the date of issuance and have an exercise price of $1.95 per share, subject to adjustment. The exercisability of the Warrants may be limited in certain circumstances if, upon exercise, the holder would hold more than 4.99% of the total Company common stock issued and outstanding; provided, however, the holder may increase such limitation to 9.99% upon prior written notice to us. The number of shares deliverable and/or the exercise price of the Warrants are subject to adjustment to reflect stock splits and dividends, subsequent rights offerings, distributions on the Company’s common stock, and similar corporate actions. The holders of the Warrants are entitled to 20 days notice before the record date for certain distributions to holders of the Company’s common stock. In the event of certain “fundamental transactions,” such as a merger, consolidation, sale of substantially all of the Company’s assets, tender offer or exchange offer with respect to the Company’s common stock or reclassification of the Company’s common stock, the holders of the Warrants will be entitled to receive thereafter in lieu of the Company’s common stock, the consideration (if different from common stock), that the holders of the Company’s common stock received due to such “fundamental transaction.” In addition, in the event of certain kinds of fundamental transactions, the holders of the Warrants will be entitled to receive an amount of cash equal to the value of the Warrants as determined in accordance with a formula specified in the Warrants.
     The Company has reserved Common Stock for issuance as of September 30, 2007, as follows:

Stock option plans	9,420,819
Warrants	7,692,305
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	26,435,125
(5) Cash, Cash Equivalents, and Restricted Cash
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. All of the Company’s funds were invested in cash or cash equivalents at September 30, 2007 and December 31, 2006.
     The Company deposited approximately $0.1 million into an account with a bank to secure a letter of credit, which is classified as Restricted Cash on the consolidated balance sheet.
(6) Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended September 30, 2007 and 2006, the weighted average common shares used to compute basic and diluted net loss per common share totaled 70,649,304 and 58,477,871 , respectively. For the nine-month periods ended September 30, 2007 and 2006, the weighted average common shares used to compute basic and diluted net loss per common share totaled 67,680,703 and 58,404,970 shares, respectively. Securities convertible into common stock comprised of stock options, shares of common stock reserved for issuance upon exercise of the Warrants, shares of common stock reserved for issuance upon conversion of the Convertible Notes and unvested shares of restricted common stock totaling 24,052,422 and 15,853,522 shares at September 30, 2007 and 2006, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.
(7) Income Taxes
     The Company did not incur tax expense (benefit) during the three and nine month periods ended September 30, 2007 and 2006, due to operating losses and the related increase in the valuation allowance.

(8) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes sales, research and development of pharmaceutical products. The Company’s revenues are primarily derived from royalties earned on sales of Argatroban by GlaxoSmithKline plc (“GSK”) and the Company’s sales of Thelin™ in Europe. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Entities:
GSK	$4,838	$6,003	$15,330	$12,582
Others	3,947	329	7,800	973

Total	$8,785	$6,332	$23,130	$13,555

     The following table summarizes the Company’s sources of revenues by geographical area (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Geographical Area:
United States	$5,160	$6,325	$16,296	$13,548
Europe	3,625	7	6,834	7

Total	$8,785	$6,332	$23,130	$13,555

     The following table summarizes the Company’s long-lived assets by geographical area (dollars in thousands):

	September 30,	December 31,
	2007	2006
Geographical Area:
United States	$10,049	$9,499
Europe	263	219

Total	$10,312	$9,718

(9) Long-Term Debt
     On February 6, 2007, the Company, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub, the rights of the Company to receive royalties and certain payments (the “Royalty Payments”) from sales of Argatroban in the United States and Canada, in exchange for approximately $56.6 million in cash, of which $10.0 million was deposited into a “Holdback Account” pending receipt of the U.K. Tax Confirmation (defined below), and a capital contribution by the Company to Royalty Sub in an amount equal to the excess of the agreed fair market value of the Royalty Payments over the amount of the cash portion of the purchase price. Also on February 6, 2007, Royalty Sub issued an aggregate principal amount of $60.0 million of Original Argatroban Notes to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act.
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
     The Royalty Payments to Royalty Sub were the sole source of payment of principal of, and interest on, the Original Argatroban Notes. The payment dates for the Original Argatroban Notes were March 30, June 30, September 30 and December 30 of each year. See Item 2.03 of the Company’s Current Report on Form 8-K, the contents of which are incorporated herein by reference, filed with the Securities and Exchange Commission on February 8, 2007 for a more complete description of the terms of the Original Argatroban Notes and the related indenture.
     On September 21, 2007, Royalty Sub issued the Argatroban Notes to the holders of the Original Argatroban Notes in consideration for the delivery of the Original Argatroban Notes for contemporaneous redemption and cancellation, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to the Company of approximately $11.2 million.
          The Argatroban Notes were issued pursuant to an Indenture, dated as of February 6, 2007 (the “Original Indenture”), between Royalty Sub and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of September 21, 2007 (the “Supplemental Indenture” and collectively with the Original Indenture, the “Indenture”), between Royalty Sub and the Trustee. The Indenture provides for $68 million in aggregate principal amount of the Argatroban Notes. Except as described below, the Royalty Payments are the sole source of payment for the Argatroban Notes, and the Company is not an obligor or guarantor of the Argatroban Notes. Principal on the Argatroban Notes must be paid in full by the final legal maturity date of September 30, 2014, unless redeemed earlier. The interest rate applicable to the Argatroban Notes is 18.5% per annum (calculated on the basis of a 360-day year consisting of twelve 30-day months) and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 each year, beginning on September 30, 2007 (each, a “Payment Date”). The calculation date for each such Payment Date will be the fifth business day immediately preceding such Payment Date (the “Calculation Date”). Non-payment of principal will not be an event of default prior to September 30, 2014. See Item 2.03 of the Company’s Current Report on Form 8-K, the contents of which are incorporated herein by reference, filed with the Securities and Exchange Commission on September 21, 2007 for a more complete description of the terms of the Argatroban Notes and the Indenture.
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
     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 100,383 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1992 Plan.
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 377,144 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 352,500 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 5,972,595 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     The 2007 Incentive Plan, as amended (“2007 Plan”), allows for the issuance of incentive and non-qualified options, shares of restricted stock, and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 2,578,197 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     Compensation expense in the nine months ended September 30, 2007 includes a reversal of approximately $2.4 million of compensation expense previously recorded for unvested options and restricted stock that was cancelled as a result of the Restructuring. Compensation expense related to all share-based awards during the three months and nine months ended September 30, 2007 and 2006 was as follows ($ in Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options	$591	$1,169	$1,782	$4,135
Nonvested shares of common stock	451	694	298	1,936

Total	$1,042	$1,863	$2,080	$6,071

     Cash received from stock options exercised during the three and nine months ended September 30, 2007 was $51,000 and $61,000, respectively. Cash received from stock options exercised during the three and nine months ended September 30, 2006 was $1,000 and $431,000, respectively.
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

     The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	4.7%	4.7%
Expected volatility	—	—	77.6%	64.9%
Expected life in years	—	—	5.0	3.9
     A summary of the Company’s stock option activity for the nine months ended September 30, 2007 was as follows:

		Weighted	Weighted Average	Aggregate
	Stock	Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding at December 31, 2006	5,614,455	$8.14	5.70	$1,496
Grants	714,532	$2.995
Forfeited or expired	(222,206)	$6.26
Exercises	(4,166)	$0.93

Outstanding at March 31, 2007	6,102,615	$7.61	6.15	$708
Grants	560,000	$2.06
Forfeited or expired	(317,821)	$5.66
Exercises	(6,666)	$0.93

Outstanding At June 30, 2007	6,338,128	$7.22	6.16	$308
Grants	—
Forfeited or expired	(504,157)	$8.64
Exercises	(53,000)	$0.93

Outstanding At September 30, 2007	5,780,971	$7.16	5.86	$180
Vested and expected to vest in the future at September 30, 2007	5,742,625	$7.18	0.39	$180
Exercisable at September 30, 2007	4,110,778	$7.94	4.59	$180
Available for grant at September 30, 2007	3,639,848
     In March 2007, the Company adopted the 2007 Plan, which was approved by the stockholders at the Company’s 2007 annual meeting of stockholders in May 2007. At September 30, 2007, there were 931,445 options outstanding, and 1,646,752 shares available for grant under the 2007 Plan.
     The weighted average grant date fair value of options granted and total intrinsic value of options exercised during the three and nine months ended September 30, 2007 and 2006, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average:
Grant date fair value per option	$—	$—	$1.70	$4.34
Total intrinsic value of options exercised	$47,000	$6,000	$77,000	$538,000

     The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended September 30, 2007 and 2006 was $1.78 and $4.26, respectively, and during the nine months ended September 30, 2007 and 2006 was $3.03 and $6.92, respectively. A summary of the Company’s nonvested shares activity for the nine months ended September 30, 2007 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2006	823,675	$8.83
Activity during quarter ended March 31, 2007
Grants	1,762,572	$3.04
Vested	(35,783)	$8.59
Forfeited	(11,537)	$9.17

Nonvested at March 31, 2007	2,538,927	$4.81
Activity during quarter ended June 30, 2007
Grants	63,231	$3.44
Vested	(23,137)	$10.26
Forfeited	(1,231,645)	$4.37

Nonvested at June 30, 2007	1,347,376	$5.05
Activity during the quarter ended September 30, 2007
Grants	21,976	$1.78
Vested	(55,533)	$6.86
Forfeited	(342,118)	$4.65

Nonvested at September 30, 2007	971,701	$5.01
     The Company began granting phantom units in 2006 to certain of its non-U.S. employees. The fair value of unvested phantom units is determined based on the closing trading price of the common stock on the day before the grant date. A summary of the Company’s unvested phantom unit activity for the nine months ended September 30, 2007, was as follows:

		Weighted
		Average
	Phantom	Grant Date
	Units	Fair Value
Unvested at January 1, 2007	124,682	$4.10
Grants	170,943	3.00
Vested	—	—
Forfeited	(10,504)	4.10

Unvested at March 31, 2007	285,121	$3.44
Grants	21,803	3.44
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2007	306,924	$3.44
Grants	—	—
Vested	—	—
Forfeited	(21,480)	3.26

Unvested at September 30, 2007	285,444	$3.45
     At September 30, 2007, there was approximately $6.7 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which approximately $2.8 million relates to stock options expected to be recognized over a weighted-average period of 1.4 years, and approximately $3.9 million relates to nonvested shares expected to be recognized over a weighted average period of 1.3 years.

(11) Accrued expenses
     Accrued expenses consisted of the following items (dollars in thousands):

	September 30, 2007	December 31, 2006
Accrued compensation and benefits	$1,549	$4,498
Accrued research and development Costs	8,336	11,498
Accrued interest on long-term debt	134	953
Accrued sales and marketing expenses	4,376	1,676
Reserve for future Argatroban returns	1,359	1,149
Accrued legal and professional fees	140	231
Restructuring	3,342	—
Other accrued expenses	751	2,128

Total	$19,987	$22,133

(12) Commitments and Contingencies
  (a) Litigation
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D., the Company’s former President and Chief Executive Officer, Richard A.F. Dixon, the Company’s Senior Vice President, Research and Chief Scientific Officer and Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer. The complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
     In addition, on October 10, 2006, a second purported class action complaint was filed in the United States District Court for the Southern District of Texas by Gustav R. Bastian, on behalf of himself and all other similarly situated investors against the Company, Dr. Given, Dr. Dixon and Mr. Mueller. The complaint asserted substantially the same factual allegations and legal claims as the Massachusetts Laborers complaint on behalf of the same putative class. A third substantially similar purported class action complaint was filed on October 20, 2006 by Steven O. Scott, and a fourth substantially similar purported class action complaint was filed on November 1, 2006 by Cami Janzen-Guare. These complaints asserted substantially the same factual allegations and legal claims as the Massachusetts Laborers’ complaint and were filed in the same court on behalf of the same putative class.
     The Court consolidated the four existing putative class action lawsuits into a single civil action. The Court appointed a lead plaintiff and lead counsel in the consolidated action, who filed a consolidated amended complaint. We filed a motion to dismiss the consolidated action. On September 19, 2007, the Court dismissed, with prejudice, the consolidated securities class action and the plaintiffs did not file an appeal of the Court’s order.
     On November 22, 2006, John Jadelis, an individual claiming to be a stockholder of the Company, filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint named the Company as a nominal defendant and Bruce D. Given, the Company’s former President and CEO, Richard A.F. Dixon, the Company’s Senior Vice President of Research and Chief Scientific Officer, Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer, Ron Anderson, Director, J. Kevin Buchi, Director, John H. Dillon, II, Director, John M. Pietruski, Director, James A Thomson, Director, Suzanne Oparil, Director, James T. Willerson, Director and Robert J. Cruikshank, Director, as defendants. The suit asserted claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and sought contribution and indemnification against the individual defendants. The lawsuit sought damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants; and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action. We filed a motion to dismiss the derivative action. On October 3, 2007, the Court entered an order dismissing, without prejudice, the shareholder derivative action and the plaintiffs did not file an appeal of the Court’s order.
     As a result of the dismissals of the class and derivative lawsuits, there are no longer any pending shareholder lawsuits against the Company.
     (b) Restructuring
     On June 25, 2007, the Company announced that it is implementing a strategic restructuring in order to focus its resources on its most promising assets. As a result, the Company reduced its U.S. workforce by approximately 70 percent, to about 75 people. Approximately 150 employees, including the U.S. sales force, were terminated immediately, with a smaller group leaving in the following months. The Company also eliminated the position of Chief Operating Officer. As of September 30, 2007, the Restructuring was largely completed.
     The Company is providing cash severance payments to employees directly affected by the workforce reduction. The Company estimates that it will record approximately $15 million in restructuring and severance costs in 2007, of which approximately $5.4 million and $13.4 million was recorded in the three and nine months ended September 30, 2007. In July 2007, the Company entered into retention agreements with the approximately 75 members of its U.S. workforce who will remain employed by the Company following the restructuring, including its named executive officers. In July 2007, the Company also entered into retention agreements with selected employees of its non-U.S. operations.
     These agreements provide for the payment of retention bonuses to the selected employees that remain employed by the Company for the applicable retention periods. Subject to certain conditions, including the continued employment of the selected employees by the Company through December 31, 2007 (the “Initial Retention Period”), an initial retention bonus, which will be equal to six months of the employee’s annual base salary, will be payable to the selected employees in two equal installments on each of September 30, 2007 and December 31, 2007. The Company made the first installment as required by these agreements and the expense is included in the restructuring and severance costs at September 30, 2007. Following the Initial Retention Period, unless the Company provides the selected employees with written notice at least 30 days prior to the end of the Initial Retention Period or any Extension Period (as defined below), the agreements will automatically renew for additional successive two-month periods (each an “Extension Period”). Subject to certain conditions, including continued employment of the selected employees by the Company through the end of each Extension Period, an extra retention bonus, which will be equal to two months of the employee’s annual base salary, will be payable to the selected employees on the next business day immediately following the last day of each Extension Period. The costs related to the retention agreements were included in the estimated restructuring costs for 2007, discussed above.

  (c) Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. Although changes in foreign currency exchange rates have not had a material effect on our financial results to date, management believes changes in foreign currency exchange rates could have a material effect on future financial results.
  (d) Other contingencies
     Like other biopharmaceutical companies, the Company is subject to other contingencies, including legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, environmental matters, securities matters and shareholder claims, contract and employment claims, intellectual property infringement claims and product liability. The Company may be involved in legal actions from time to time. The Company has used various substances in its research and development that have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.

Item 2.
ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007, and September 30, 2006
FORWARD LOOKING STATEMENTS
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and with the consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ “target,” “seek,” “project,” ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the actual costs incurred in our restructuring; our ability to execute our revised strategic plan and the impact of reducing our workforce on our strategic plan; unexpected delays in regulatory approval of Thelin™ (sitaxsentan sodium) by the United States Food and Drug Administration, or the FDA, in the U.S. and our other products under development; our ability to enter into and consummate a definitive transaction as a result of the evaluation of our strategic alternatives or our ability to maximize stockholder value through the process; the high cost and uncertainty of the research, clinical trials and other development activities involving our products and compounds; timing and outcome of regulatory action on competing products; possible delays in the timelines for initiating clinical trials and obtaining results of clinical trials, including the proposed Phase III trial for Thelin™, with respect to our products under development, including Thelin™ and TBC3711; decisions by the FDA regarding whether and when to approve our New Drug Application, or NDA, for Thelin™; our estimates of the sufficiency of our existing capital resources; our ability to raise additional capital to fund cash requirements for future operations; market acceptance of Thelin™ in the European Union, or EU, Canada and Australia, and the actual rate of acceptance; the availability of sufficient funds to continue our research and development efforts and to repay our outstanding indebtedness; the availability of sufficient funds to commercialize Thelin™ in the U.S. should it be approved by the FDA; Thelin™’s orphan drug designation; reduced estimates of patient populations and diagnosis rates of patients with pulmonary arterial hypertension in the EU, Canada and Australia; the impact of reimbursement policies and governmental regulation of prices for Thelin™ in the EU, Canada and Australia; our ability to predict revenues from Thelin™ and expense levels in 2007 and beyond; the impact of existing and future EU, Canadian and US regulatory provisions on product exclusivity, including orphan drug exclusivity for Thelin™, and the impact of legislation or regulations in countries within the EU, Australia and Canada affecting Thelin™’s pricing, reimbursement or access; the scope of our patents and challenges by others of the scope of our patents; our ability to attract and retain qualified personnel; the impact of competitive products on Thelin™ and Argatroban sales; the ability of our subsidiary to repay the notes secured by royalties on the sales of Argatroban; the impact of strategic relationships among our competitors; the breadth of approved labeling for competitive approved products; the speed with which reimbursement and pricing approvals, and product launches for Thelin™ may be achieved in the EU, Canada, Australia and in other countries where Thelin™ may be approved; difficulties or delays in importing, manufacturing, packaging or distributing Thelin™ in the EU, Canada, Australia and in other countries where Thelin™ may be approved; our ability to earn a profit from sales or licenses of Thelin™ or other drug candidates; our ability to establish future collaborative arrangements or licenses; and the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing us such as those set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and below.
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
EXECUTIVE SUMMARY
     Encysive Pharmaceuticals Inc. is a global biopharmaceutical company that engages in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. We focus our research and development programs predominantly on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of heparin-induced thrombocytopenia, or HIT, which is licensed to and marketed by GSK. Our lead drug candidate, Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist for the treatment of PAH. Thelin™ has received marketing authorization in the EU, Canada and Australia, and we are preparing to conduct an additional Phase III clinical trial to seek regulatory approval to market Thelin™ in the U.S. We are a multinational company with revenues from an approved product in the EU and Canada, and sales and marketing operations in several EU countries.
     In order to reduce our ongoing expenses, on June 25, 2007 we announced that we were implementing a strategic restructuring, to focus our resources on our most promising assets. In July 2007, we retained the investment banking firm of Morgan Stanley to assist in evaluating strategic alternatives to maximize stockholder value. In this evaluation process, we will consider various alternatives to raise additional capital, including, but not limited to, an acquisition of the Company or its assets, licensing or sales of our drug candidates, licensing or sales of some or all of our worldwide rights to Thelin™, issuances of common stock or other equity securities, and the sale of senior, convertible, or subordinated debt which may or may not be secured by our assets. We do not expect to publicly disclose further information regarding the status of the review of strategic alternatives until a definitive transaction is entered into or the process is completed. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or on what terms, or as to the timing of any transaction.
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     Thelin™ (sitaxsentan sodium) is a selective oral ETA receptor antagonist dosed once a day for the treatment of PAH. In August 2006, Thelin™ was approved by the European Commission, or EC, for use in patients with pulmonary arterial hypertension classified as World Health Organization, or WHO, functional class III, to improve exercise capacity, as well as in primary pulmonary hypertension and in pulmonary hypertension associated with connective tissue disease. After the EC approved Thelin™ for marketing and sale in the EU, we started to build the necessary commercial infrastructure, including the establishment of country sales organizations and the negotiation of third party distributor relationships, to promote and sell Thelin™ in various countries of the EU. The centralized licensing procedure of the European Agency for the Evaluation of Medicinal Products, or EMEA, permits us to market Thelin™ in all 27 member states of the EU, however in most of the EU countries we must negotiate pricing and reimbursement prior to commercial launch. In the fourth quarter of 2006, we made Thelin™ commercially available in the UK and Germany, and in April 2007 we launched Thelin™ in the Republic of Ireland and in The Netherlands. We recently launched Thelin™ in Spain and France in September 2007 and October 2007, respectively. We expect Thelin™ to be commercially available in Italy in the fourth quarter of 2007. We anticipate subsequent product launches of Thelin™ in other EU countries as their respective national governments approve pricing and reimbursement.
     On March 7, 2007, we announced that the Australian Therapeutic Goods Administration, or TGA, had granted marketing approval for Thelin™ 100 mg tablets as a once daily oral treatment for patients with PAH. We have subsequently applied for reimbursement in Australia and we intend to commercialize Thelin™ through a third party in Australia.
     On May 30, 2007, the Therapeutic Products Directorate, or TPD, of Health Canada approved Thelin™ for the treatment of primary pulmonary arterial hypertension and pulmonary hypertension secondary to connective tissue disease, in patients with WHO functional class III who have not responded to conventional therapy. Thelin™ is also indicated in patients with WHO functional class II who did not respond to conventional therapy and for whom no appropriate alternative treatment can be identified. In anticipation of receiving approval for Thelin™ in Canada, we began to build a commercial presence in Canada. We have begun a limited launch of ThelinTM on a patient by patient basis in Canada. ThelinTM is currently being reimbursed by private insurance and we have applied for reimbursement through Canada’s national Common Drug Review. We expect this process to continue into next year.
     In March 2006, we received an Approvable Letter from the FDA, or the March Approvable Letter, pursuant to which the FDA identified several concerns and observations that were required to be resolved before the drug could be approved, including the option of conducting additional clinical trial work. In May 2006, the FDA accepted for review our complete response to the concerns and observations noted in the March Approvable Letter, and designated the submission as a Class 1 review. The FDA established a new Prescription Drug User Fee Act, or PDUFA, target action date of July 24, 2006, and on such date we received a second Approvable Letter, or the July Approvable Letter, pursuant to which the FDA identified one of the substantive items raised in the March Approvable Letter as remaining unresolved. The FDA again offered the alternative of conducting additional clinical work. Following discussions with the FDA, we submitted a complete response to the July Approvable Letter, which was accepted by the FDA on December 28, 2006. On June 15, 2007, we received a third approvable letter, or Third Approvable Letter, from the FDA. In the Third Approvable Letter, the FDA stated that our development program for Thelin™ did not demonstrate the evidence of effectiveness needed for approval. The FDA encouraged us to conduct an additional study to demonstrate the drug’s effectiveness in exercise capacity as measured by change in six-minute walk distance. In July 2007, we held a formal Class A preliminary dispute resolution meeting with officials from the FDA regarding the Third Approvable Letter and the status of our NDA for Thelin. The meeting complied with the FDA’s guidance on formal dispute resolution requiring that a sponsor meet with the division reviewing its NDA prior to requesting formal dispute resolution. On August 6, 2007 we filed with the FDA a request for formal dispute resolution to contest the Third Approvable Letter. On September 5, 2007, the Company received a written response from the FDA that the data in the NDA did not provide the substantial evidence of effectiveness needed for approval. While additional appeals are possible, we have decided not to appeal and have decided to move forward with plans to conduct an additional Phase III study evaluating Thelin™ in PAH. We are currently working with the FDA to finalize a study protocol. After the Company has concluded its protocol discussions with the FDA, it will announce the details of the study, including timing and the number of patients.
     On September 4, 2007, we completed patient enrollment in the Phase II trial for Thelin™ in diastolic heart failure (“DHF”), a type of congestive heart failure. Thelin™ is being tested in approximately 150 DHF patients at approximately 40 study centers. Results of the trial are expected in the middle of 2008.
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
     We have established central EU commercial operations near London, England, with regional sales offices established in Munich, Germany, Paris, France and Milan, Italy. We will evaluate the need to add additional infrastructure and commercial support as reimbursement is obtained in countries within the EU where Thelin™ is approved. We will also evaluate the need for commercial infrastructure and support worldwide if Thelin™ receives regulatory approval and reimbursement in other countries outside of the EU. In some markets, we may choose to use third parties to distribute Thelin™, or to provide other services such as reimbursement and/or sales support. In Canada, we have invested in a limited commercial infrastructure.
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
     On February 6, 2007, our wholly owned subsidiary, Argatroban Royalty Sub LLC, or Royalty Sub, closed a private placement of $60 million in aggregate principal amount of the Original Argatroban Notes to institutional investors. The Original Argatroban Notes were redeemed and cancelled on September 21, 2007 when Royalty Sub issued the Argatroban Notes in exchange for the Original Argatroban Notes, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to the Company of approximately $11.2 million. The Argatroban Notes are secured by royalties to be paid from sales of Argatroban and by a pledge by us of the stock of Royalty Sub. All interest and principal payments on the Argatroban Notes will be made solely from royalties and other payments payable under the license agreement with GSK, all of which have been transferred to Royalty Sub. The Argatroban Notes are non-recourse and non-convertible and have not been guaranteed by us. Royalty Sub will receive all royalties on the sales of Argatroban until the Argatroban Notes have been repaid in full; therefore, future royalties will not be available to fund our operations. For additional information about the Argatroban Notes, refer to Note 9 to the consolidated financial statements included herein.
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
     We have an ongoing Phase II study with TBC3711 in resistant hypertension, and have completed patient enrollment in a Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure with results expected to be available in mid 2008. Our CCR-9 antagonist is progressing through preclinical development and we expect to be in human testing for inflammatory bowel disease next year.
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
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining. At September 30, 2007, remaining deferred revenue was approximately $0.3 million, which we expect to recognize over the next 12 months. A future change in our estimate of development periods could accelerate or decelerate the timing of future recognition of deferred revenue.
Cost of goods sold
     After the EC granted marketing approval in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and in Germany during late 2006, in the Republic of Ireland and The Netherlands in April 2007 and in Spain and France in September and October 2007, respectively. Cost of goods sold is comprised of the direct cost of inventory consumed, value added taxes billed to customers along with the fees associated with third party distributors.
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
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of the Argatroban Notes and the Convertible Notes, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date to the date that we have the ability to call the debt. All costs incurred in the issuance of the Original Argatroban Notes were included in the interest expense in the three and nine months ended September 30, 2007.
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
     We have sustained net losses of approximately $508.6 million from the date of our inception to September 30, 2007. We have primarily financed our operations to date through a series of private placements, including the Azimuth Agreement, and public offerings of our common stock and convertible debt, debt issued by our subsidiary that is secured by royalties on Argatroban and from funds received through our collaborations, research agreements and partnerships. See discussion of “Liquidity and Capital Resources” below.
Three and Nine month periods ended September 30, 2007 and 2006
Sales
     After the EC granted marketing approval in August 2006, Thelin™ became commercially available through third party distributors in the U.K. and Germany during late 2006, in the Republic of Ireland and The Netherlands in April 2007 and in Spain and France in September and October 2007, respectively. We reported sales of Thelin™ in Europe of $3.6 million and $6.8 million in the three and nine months ended September 30, 2007, respectively.
     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any sales projections or financial forecasts. Even though we have received regulatory approval to market Thelin™ in Europe, Canada and Australia significant uncertainties make it difficult to forecast or predict future sales. Uncertainties which could materially affect our revenue projections include the market acceptance of Thelin™ in each country, pricing and reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals and the breadth of these products’ labeling, market acceptance and other factors impacting the timing, effectiveness, and speed of our product launches.
Royalties
     Royalties increased $2.7 million in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. Royalties earned on sales of Argatroban under our agreement with GSK are based upon a tiered structure, which provides for increases in royalty revenue earned, as a percentage of sales, as Argatroban sales increase. The increase in royalties is due to higher sales of Argatroban, and a corresponding higher royalty rate, as a percentage of sales, in the nine months ended September 30, 2007 as sales reached higher tiers within the agreement. Royalty income on sales of Argatroban was $4.8 million and $6.0 million in the three months ended September 30, 2007 and 2006, respectively. Under our agreement with GSK, a “catch-up” payment in addition to the royalty payments is earned when sales exceed a certain threshold. In 2007, we earned the “catch-up” payment in the second quarter while in 2006 we did not earn the “catch-up” payment until the third quarter. Such sales thresholds are evaluated annually. As a result of the recent sale of the Argatroban Notes by Royalty Sub, all royalty revenues from sales of Argatroban will be used to pay interest and to repay the Argatroban Notes, and are no longer available to fund our operations until the Argatroban Notes are repaid in full.
Total Revenues
     Revenues in the three months ended September 30, 2007 increased $2.5 million, to $8.8 million from $6.3 million in the three months ended September 30, 2006, primarily due to increased sales of Thelin™ in Europe. Revenues in the nine months ended September 30, 2007 increased $9.6 million, to $23.1 million from $13.6 million in the nine months ended September 30, 2006. These increases are due to sales of Thelin™ in Europe and to higher royalties earned on sales of Argatroban by GSK in 2007.
Cost of Goods Sold
     Cost of goods sold in the three and nine months ended September 30, 2007 of approximately $0.8 million and $1.3 million, respectively, was primarily comprised of the cost to manufacture, finish and package quantities of Thelin™ sold in Europe. There was no significant cost of goods sold in the three or nine months ended September 30, 2006 as Thelin™, although commercially available in the U.K. and Germany, had not been commercially launched.

Research and Development Expense
     Research and development expense in the three and nine months ended September 30, 2007 decreased $8.9 million, and $7.8 million compared to the three and nine months ended September 30, 2006, respectively. The decreases primarily resulted from the phasing out of STRIDE-3 in the U.S. and Latin America, a reduction in the number of on-going regulatory submissions and reductions in staff due to the Restructuring.
     As discussed in Liquidity and Capital Resources below, we have restricted research and development activities to those necessary to maintain our existing programs and we expect ongoing research and development expenses to decline over the remainder of 2007 as a result of the Restructuring, discussed below.
Sales and Marketing Expense
     Sales and marketing expenses declined $3.2 million and $4.3 million, respectively in the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006. Sales and marketing expense in the nine months ended September 30, 2007 included a reversal of compensation expense of approximately $1.9 million, as a result of the cancellation of unvested stock options and restricted stock due to the Restructuring. We have made Thelin™ commercially available in the U.K., Germany, the Republic of Ireland, The Netherlands, Spain and France and are actively preparing for the commercial launch of Thelin™ in other countries of Europe and in Canada. We have hired a sales force in the U.K. and in Germany, France, Italy and Canada. As a result of the Restructuring, discussed below, we expect sales and marketing expenses in the U.S. to decline significantly over the remainder of 2007, however this decline is expected to be partially offset by increased commercialization activities in Europe and Canada.
General and Administrative Expense
     General and administrative expense increased $0.2 million and $1.0 million, respectively, in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. As a result of the Restructuring, discussed below, we expect General and Administrative expense to decline in the second half of 2007, but expect this expense to be higher than in the comparable prior-year periods. While we have reduced our general and administrative expenses in the U.S., general and administrative expenses have increased in Europe as we have continued to build the infrastructure necessary to commercially support Thelin™ in Europe and Canada. We believe the commercial infrastructure in Europe is substantially complete, and expect general and administrative expenses in the fourth quarter of 2007 to remain comparable to the third quarter of 2007.
Restructuring Expense
     Following the receipt of the third Approvable Letter from the FDA, on June 25, 2007 we announced the implementation of a strategic restructuring in order to reduce our ongoing expenses and to focus our resources on our most promising assets. As a result, we reduced our U.S. workforce by approximately 70 percent, to about 75 employees. Approximately 150 employees, including the U.S. sales force, were terminated immediately, with a smaller group leaving over the following months. We also eliminated the position of Chief Operating Officer, and intend to maintain a smaller headquarters in the U.S.
     We are providing cash severance payments to employees directly affected by the workforce reduction, and have entered into retention agreements providing for the payment of retention bonuses to approximately 75 members of our U.S. workforce who will remain with us following the Restructuring. We have also entered into retention agreements with selected employees of our non-U.S. operations. We estimate that the total restructuring charge will approximate $15 million, of which $5.4 million and $13.4 million was recorded in the three months and nine months ended September 30, 2007. We expect to incur Restructuring expense of approximately $1.2 million in the fourth quarter of 2007.
     As a result of the restructuring, we intend to focus our resources on continued sales and marketing activities of Thelin™ in Europe and Canada; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711; continuing the Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure; and completing activities to maintain the value of our Chemokine C-motif Receptor 9 and its two late stage pre-clinical programs against an undisclosed target.

Total Operating Expenses
     Total operating expenses in the three months ended September 30, 2007 decreased $5.7 million, compared to the three months ended September 30, 2006, primarily due to the Restructuring. Total operating expenses in the nine months ended September 30, 2007 increased $3.5 million, compared to the nine months ended September 30, 2006, primarily due to the restructuring expense of $13.4 million and increased research and development expenses in the first six months of 2007. We expect our ongoing operating expenses to be approximately $20 million in the quarter ended December 31, 2007.
Operating Loss
     Operating loss in the three and nine months ended September 30, 2007, decreased $8.1 million and $6.0 million, respectively compared with the three and nine months ended September 30, 2006, primarily as a result of higher revenues in the 2007 periods.
Interest Expense
     Interest expense increased $5.1 million and $7.9 million in the three and nine months ended September 30, 2007, compared with the three and nine months ended September 30, 2006, respectively. The increases are primarily due to interest on the Original Argatroban Notes, which were issued on February 6, 2007 and redeemed and cancelled on September 21, 2007 concurrently with the issuance of the Argatroban Notes. Interest expense in the three and nine months ended September 30, 2007 includes approximately $3.2 million in costs incurred in the issuance of the Original Argatroban Notes, Since all amounts received for royalties on sales of Argatroban in excess of accrued interest on the Argatroban Notes will be used to redeem Argatroban Notes each quarter, we expect interest expense to decline in the future.
Investment Income
     Investment income in the three and nine month periods ended September 30, 2007, decreased approximately $0.1 million and $0.8 million, respectively, due to reduced funds available for investment during 2007.
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
Net Loss
     Net loss decreased $3.0 million in the three months ended September 30, 2007, compared with the three months ended September 30, 2006, due to higher revenues and reduced expenses in the 2007 period. Net loss increased $2.8 million in the nine month period ended September 30, 2007, compared with the nine month period ended September 30, 2006. The increased net loss is primarily due to restructuring expense of $13.4 million and higher research and development expenses in the first six months of 2007, partially offset by higher revenues in the 2007 periods.

Liquidity and Capital Resources
     While the Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2006 contained a statement relating to their substantial doubt about our ability to continue as a going concern. At September 30, 2007, we had cash and investments of $54.1 million. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale of our Convertible Notes, the Original Argatroban Notes and the Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban. Although we entered into four financing arrangements to provide additional liquidity, we have received all remaining amounts available under these arrangements in the nine months ended September 30, 2007, and these arrangements will not provide any additional liquidity in the future. On August 6, 2007, the Company filed with the FDA a request for formal dispute resolution to contest the third approvable letter. On September 5, 2007, the Company received a written response from the FDA that the data in the Thelin™ new drug application did not provide the substantial evidence of effectiveness needed for approval. The Company’s decision to move forward with plans to conduct an additional Phase III study evaluating Thelin™ for PAH will require significant additional funds. In order to reduce our ongoing expenses, on June 25, 2007 we announced that we were implementing a strategic restructuring, to focus our resources on our most promising assets. In July 2007, we retained the investment banking firm of Morgan Stanley to assist in evaluating strategic alternatives to maximize stockholder value. The evaluation process may result in additional funding for the Company as we will consider various alternatives to raise additional capital, including, but not limited to, an acquisition of the Company or its assets, licensing or sales of our drug candidates, licensing or sales of some or all of our worldwide rights to Thelin™, issuances of common stock or other equity securities, and the sale of senior, convertible, or subordinated debt which may or may not be secured by our assets. We do not expect to publicly disclose further information regarding the status of the review of strategic alternatives until a definitive transaction is entered into or the process is completed. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or on what terms, or as to the timing of any transaction. We believe that additional funding will be difficult to obtain on commercially acceptable terms, if at all. See Note 1 to the Condensed Consolidated Financial Statements.
Outlook for the Balance of 2007
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in Europe and Canada. As described below, we expect to continue to invest in our commercial organization in Europe and Canadian launch preparations for Thelin™, however as a result of the restructuring, we have terminated our U.S. sales force and significantly reduced our commercial infrastructure in the U.S. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™.
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
     We believe that our existing capital resources are sufficient to fund our operations into the third quarter of 2008. We have implemented a strategic restructuring to reduce our cash requirements and to focus our remaining resources on our most promising assets. As a result of the restructuring, we intend to focus our resources on continued sales and marketing activities of Thelin™ in Europe and Canada; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711; continuing the Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure; and completing activities to maintain the value of our Chemokine C-motif Receptor 9 and its two late stage pre-clinical programs against an undisclosed target.
     As a result of these decisions, we expect our ongoing expenses to be approximately $20 million in the fourth quarter of 2007. We also expect to continue to incur operating losses through 2007 and 2008. Because of this, we will require significant additional funding to continue our operations. We are working with Morgan Stanley to evaluate strategic alternatives and we will consider various alternatives to raise additional capital, including, but not limited to, an acquisition of the Company or its assets, licensing or sales of our drug candidates, licensing or sales of some or all of our worldwide rights to Thelin™, issuances of common stock or other equity securities, and the sale of senior, convertible, or subordinated debt which may or may not be secured by our assets. We believe that additional funding will be difficult to obtain, and we cannot assure you that such funding will be available on commercially acceptable terms, if at all. See Note 1 to the Condensed Consolidated Financial Statements.
Cash Used in Operating Activities:
     Cash and cash equivalents, including accrued interest thereon, was $54.1 million at September 30, 2007, compared with $43.8 million at December 31, 2006. We used $87.5 million in cash in continuing operations during the nine months ended September 30, 2007, compared to $76.6 million during the nine months ended September 30, 2006. The primary operating uses of cash in the 2007 and 2006 periods were to fund our general operating expenses and the ongoing research and development programs, as well as preparations for the commercialization of Thelin, partially offset by cash received from revenues and investment income. Cash received from GSK for royalties in the nine months ended September 30, 2007 was used to pay interest upon and to partially repay the Original Argatroban Notes and the Argatroban Notes while in the nine months ended September 30, 2006 cash received from GSK was available to fund operating activities.
Cash used in Investing Activities:
     Investing activities are primarily comprised of purchases of equipment and leasehold improvements, and of our investments in debt securities. Cash is generated from investing activities when marketable securities mature and the resulting cash is utilized primarily to fund operating activities. Purchases of equipment and leasehold improvements were $0.2 million and $1.8 million in the nine months ended September 30, 2007 and 2006, respectively. There were no purchases or maturities of investments in debt securities during the nine months ended September 30, 2007 or 2006.
Cash provided by Financing Activities:
     Cash provided by financing activities of $97.9 million during the nine months ended September 30, 2007 was primarily comprised of proceeds from the Original Argatroban Notes, the Argatroban Notes, the sale of common stock in a registered direct offering and from the three draw downs under the Azimuth Agreement. We incurred $5.2 million in expenses associated with issuing the Argatroban Notes and the Original Argatroban Notes, and after receipt of royalties from GSK we repaid $6.1 million in principal of the Argatroban Notes and the Original Argatroban Notes during the nine months ended September 30, 2007. Cash provided by financing activities of $0.4 million during the nine months ended September 30, 2006 was comprised of proceeds from employee stock option exercises.
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
     As of September 30, 2007, the Company had contractual obligations as follows (dollars in thousands):

		Less
Contractual		than 1	1-3	3-5	After 5
Obligations	Total	year	Years	Years	years
Long-term debt	$191,888	$—	$—	$—	$191,888
Severance and retention	3,342	3,342
Operating leases	3,295	2,090	1,175	30	—

Total	$198,525	$5,432	$1,175	$30	$191,888
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. To date, changes in foreign currency exchange rates have not had a material impact on our financial results, although future changes in foreign currency exchange rates could have a material impact on our future financial results.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 26, 2006, a purported class action complaint (the “Massachusetts Laborers complaint”) was filed in the United States District Court for the Southern District of Texas by Massachusetts Laborers’ Annuity Fund, on behalf of itself and all other similarly situated investors against the Company, Bruce D. Given, M.D., the Company’s former President and Chief Executive Officer, Richard A.F. Dixon, the Company’s Senior Vice President, Research and Chief Scientific Officer and Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer. The complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding our drug sitaxsentan sodium. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of our securities during the period from February 19, 2004 through March 24, 2006.
     In addition, on October 10, 2006, a second purported class action complaint was filed in the United States District Court for the Southern District of Texas by Gustav R. Bastian, on behalf of himself and all other similarly situated investors against the Company, Dr. Given, Mr. Dixon and Mr. Mueller. The complaint asserted substantially the same factual allegations and legal claims as the Massachusetts Laborers complaint on behalf of the same putative class. A third substantially similar purported class action complaint was filed on October 20, 2006 by Steven O. Scott, and a fourth substantially similar purported class action complaint was filed on November 1, 2006 by Cami Janzen-Guare. These complaints asserted substantially the same factual allegations and legal claims as the Massachusetts Laborers’ complaint and were filed in the same court on behalf of the same putative class.
     The Court consolidated the four existing putative class action lawsuits into a single civil action. The Court appointed a lead plaintiff and lead counsel in the consolidated action, who filed a consolidated amended complaint. We filed a motion to dismiss the consolidated action. On September 19, 2007, the Court dismissed, with prejudice, the consolidated securities class action and the plaintiffs did not file an appeal of the Court’s order.
     On November 22, 2006, John Jadelis, an individual claiming to be a stockholder of the Company, filed a purported shareholder derivative complaint in the United States District Court for the Southern District of Texas. The complaint named the Company as a nominal defendant and Bruce D. Given, the Company’s former President and CEO, Richard A.F. Dixon, the Company’s Senior Vice President of Research and Chief Scientific Officer, Stephen L. Mueller, the Company’s former Vice President, Finance and Administration, Secretary and Treasurer, Ron Anderson, Director, J. Kevin Buchi, Director, John H. Dillon, II, Director, John M. Pietruski, Director, James A Thomson, Director, Suzanne Oparil, Director, James T. Willerson, Director and Robert J. Cruikshank, Director, as defendants. The suit asserted claims for breach of fiduciary duty, abuse of control, insider selling, misappropriation of information, gross mismanagement, and waste of corporate assets, and sought contribution and indemnification against the individual defendants. The lawsuit sought damages on behalf of the Company against the individual defendants, as well as a constructive trust over the individual defendants’ assets or trading activities; restitution and disgorgement of all profits, benefits, and compensation obtained by the individual defendants; and the costs of attorneys’ fees expended by the plaintiff in litigating the derivative action. We filed a motion to dismiss the derivative action. On October 3, 2007, the Court entered an order dismissing, without prejudice, the shareholder derivative action and the plaintiffs did not file an appeal of the Court’s order.
     As a result of the dismissals of the class and derivative lawsuits, there are no longer any pending shareholder lawsuits against the Company.

Item 1A. Risk Factors
The following risks should be read in conjunction with other risk factors disclosed under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006.
If we are unable to raise significant additional capital, we will not be able to continue to operate as a going concern.
     While the Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2006 contained a statement relating to their substantial doubt about our ability to continue as a going concern. At September 30, 2007, we had cash and investments of $54.1 million. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth; proceeds from the issuance and sale of our Convertible Notes, the Original Argatroban Notes and the Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban. We may issue common stock, debt, or other securities for gross aggregate proceeds of $38.0 million pursuant to our effective shelf registration statement. Because the FDA has issued the Third Approvable Letter and we have decided to conduct an additional Phase III trial to evaluate Thelin™ in PAH, we believe that additional funding will be significantly more difficult to obtain, and we cannot assure you that such funding will be available on commercially acceptable terms, if at all.
Our restructuring efforts may have an adverse impact on our current employees and on our ability to retain and attract management and other key personnel.
     On June 25, 2007, we implemented a restructuring plan intended to reduce our operating expenses following our receipt of the Third Approvable Letter from the FDA on June 15, 2007. As a result, we reduced our U.S. workforce by approximately 70 percent to about 75 people. The planning and implementation of our restructuring has placed, and will continue to place a strain on our managerial, operational and other resources. We cannot assure you that our restructuring efforts will enable us to reduce our costs to the extent anticipated.
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

We cannot guarantee our ability to enter into and consummate a definitive transaction as a result of the evaluation of our strategic alternatives with Morgan Stanley or our ability to maximize stockholder value through this process.
On July 17, 2007 we retained the investment banking firm of Morgan Stanley to assist us in evaluating our strategic alternatives to maximize stockholder value. As this evaluation is in its early stages, we are uncertain as to what strategic alternatives may be available to us, if any, whether we will elect to pursue any such strategic alternatives, whether we will be able to consummate a definitive transaction, what impact any particular strategic alternative will have on our stock price if pursued, and whether we will maximize stockholder value through this evaluation process. There are various uncertainties and risks relating to our evaluation of strategic alternatives and our ability to consummate a definitive transaction, including:
•	exploration of strategic alternatives may distract management from focusing our resources on our most promising assets and disrupt day-to-day operations, which could have a material adverse effect on our operating results;

•	the process of evaluating strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities and business partners;

•	perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly senior management;

•	numerous factors, some of which are outside our control, including factors affecting the availability of financing for transactions or the financial markets in general; and

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.
If the evaluation of strategic alternatives does result in a transaction, we are unable to predict what the market price of our common stock would be after the announcement of such a transaction. In addition, the market price of our common stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when a transaction is announced or we announce that we are no longer evaluating strategic alternatives.
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
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in Europe and Canada. As described below, we expect to continue to invest in our commercial organization in Europe and Canadian launch preparations for Thelin™, however as a result of the Restructuring, we have terminated our U.S. sales force and significantly reduced our commercial infrastructure in the U.S. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™. We also intend to maintain a smaller headquarters in the U.S.

     We have just started to commercialize Thelin™ in Europe, and as such, cannot make any projections or financial forecasts of sales or operating expenses. We believe, however, that the commercial launch of Thelin™ in Europe and anticipated launch of Thelin™ in Canada will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. Even though we have received regulatory approval to market Thelin™ in Europe, Canada and Australia, significant uncertainties make it difficult to forecast or predict future sales. Uncertainties that could materially affect any revenue projections include the market acceptance of Thelin™ in each country, approved pricing and reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals and the breadth of competitive product labeling, market acceptance and other factors impacting the timing, effectiveness and speed of our product launches.
     Based upon our current cash position, we believe that our existing capital resources are sufficient to fund our operations into the third quarter of 2008. We have implemented a strategic restructuring to reduce our cash requirements and to focus our remaining resources in our most promising assets. As a result of the restructuring, we intend to focus our resources on continued sales and marketing activities of Thelin™ in Europe and Canada; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711; continuing the Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure; and completing activities to maintain the value of our Chemokine C-motif Receptor 9 and its two late stage pre-clinical programs against an undisclosed target.
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

     Notwithstanding revenues that may be produced through potential sales of Thelin™, we will need to secure additional financing to continue our current operations, including the required levels of research and development to reach our long-term goals. Estimates of our future cash requirements will depend on many factors, including:
•	the outcome and timing of reimbursement approvals for Thelin™ in the various countries in the EU, Canada and Australia, including pricing levels;

•	competitive activity, including the timing of regulatory approvals and approved product labels for products competitive with Thelin™;

•	our success in commercializing Thelin™;

•	scientific progress in our drug discovery programs;

•	the number and magnitude of these research and development programs;

•	progress with preclinical testing and clinical trials of new drug compounds;

•	the costs and our success in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	administrative costs and costs to commercialize Thelin™ as new product markets are developed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements;

•	effective and sustained commercialization activities and arrangements; and

•	the result of our evaluation of strategic alternatives with Morgan Stanley.
We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per-share minimum price requirement for continued listing on Nasdaq or that our stock will not be de-listed by Nasdaq.
As of November 7, 2007, the price for our shares of common stock had closed below $1.00 per share for two consecutive trading days. Under Nasdaq’s continued listing standards, companies listed on the Nasdaq Global Market are required to have, among other criteria, a minimum per-share price of at least $1.00. A company may be de-listed from the Nasdaq Global Market if its common stock trades below $1.00 per share for 30 consecutive trading days and, after receiving a deficiency notice from Nasdaq, does not maintain a minimum bid price of at least $1.00 for 10 consecutive trading days within a period of 180 days from the date of such notice.
If our common stock is de-listed from Nasdaq, there will be a significant reduction in the liquidity of our common stock and a material reduction in the per-share price of our common stock. In addition, any such de-listing could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If our securities are de-listed from the Nasdaq Global Market, we may face a lengthy process to re-list our securities, if we are able to re-list them at all, and the liquidity that Nasdaq provides will no longer be available to investors. Also, if our common stock is de-listed from Nasdaq, we may become subject to the SEC’s “penny stock” rules.
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

Legislative changes or regulatory decisions in Europe may adversely impact our orphan drug status which may result reduced revenues in the European Union.
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
     We issued approximately 7.7 million shares of our common stock, and warrants to purchase an additional 7.7 million shares of common stock at a price of $1.95 per share in a registered direct offering in August 2007.
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
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 23, 2007).

4.2	First Supplemental Indenture, dated as of September 21, 2007, between Royalty Sub and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 18.5% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on September 21, 2007).

10.1	Form of Retention Agreement for Remaining Employees, including Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 9, 2007).

10.2	Separation Agreement and Release dated July 12, 2007, between the Company and Bruce D. Given, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 16, 2007).

10.3	Securities Purchase Agreement dated August 20, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 23, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ENCYSIVE PHARMACEUTICALS INC.
November 9, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November 2007.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ George Cole
George Cole
President and Chief Executive Officer

By:	/s/ Richard A. Goeggel
Richard A. Goeggel
Vice President, Finance and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 23, 2007).

4.2	First Supplemental Indenture, dated as of September 21, 2007, between Royalty Sub and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 18.5% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on September 21, 2007).

10.1	Form of Retention Agreement for Remaining Employees, including Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 9, 2007).

10.2	Separation Agreement and Release dated July 12, 2007, between the Company and Bruce D. Given, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 16, 2007).

10.3	Securities Purchase Agreement dated August 20, 2007, between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 23, 2007).

31.1	Certification pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.