Form 10-K
period 2007-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2008-03-17
CIK 887023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $127,868,415 as of June 30, 2007.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2008:

Title of Class	Number of Shares
Common Stock, $.005 par value	80,962,765
Documents incorporated by reference:

Document	Form 10-K Parts
Definitive Proxy Statement or an amendment to this Form 10-K, to be filed within 120 days of December 31, 2007 (specified portions)	III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ''may,’’ ''will,’’ ''should,’’ “target,” “seek,” “project,” ''could,’’ ''plan,’’ ''expect,’’ ''anticipate,’’ ''estimate,’’ ''believe,’’ ''predict,’’ ''intend,’’ ''potential,’’ or ''continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: statements regarding the expected completion of the proposed acquisition of us by Pfizer Inc., a Delaware corporation (“Pfizer”), including the Offer, Merger and Merger Agreement (as those terms are defined in Item 1 — Business — “Acquisition by Pfizer Inc.”) and related conditions to the Offer, including satisfaction of the Minimum Tender Condition (as defined in the Merger Agreement), satisfaction of the regulatory conditions of the Offer, including the expiration or termination of all statutory waiting periods applicable to Pfizer’s purchase of our shares, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and any applicable foreign antitrust, competition or merger control laws including those of Germany and Italy, and there not having occurred any event, change or development of a state of facts that individually or in the aggregate has had or would be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement); the availability of sufficient funds to continue our operations and to repay our outstanding indebtedness; our ability to raise additional capital to fund cash requirements for future operations; our ability to earn a profit from sales or licenses of Thelin™ or other drug candidates; unexpected delays in commencing and completing an additional Phase III clinical trial for Thelin™ (sitaxsentan sodium) in pulmonary arterial hypertension (“PAH”) to address concerns regarding efficacy raised in the third approvable letter, dated June 15, 2007, received from the United States (“U.S.”) Food and Drug Administration (the “FDA”); regulatory approval of Thelin™ and our other products under development by the FDA; the unpredictability of the duration and results of regulatory review of our New Drug Application(s) (“NDA”) and Investigational New Drug Application(s) (“IND”) by the FDA and national regulatory authorities in Australia, Canada, the European Union (“EU”) and other countries; the high cost and uncertainty of the research, clinical trials and other development activities involving our products and compounds; possible delays in the timelines for initiating clinical trials and obtaining results of clinical trials with respect to our products under development, including Thelin™ and TBC3711; market acceptance of Thelin™ in the EU, Australia and Canada and the actual rate of acceptance; the speed with which reimbursement and pricing approvals, and product launches for Thelin™ may be achieved in the EU, Australia, Canada and in other countries where Thelin™ may be approved; difficulties or delays in importing, manufacturing, packaging or distributing Thelin™ in the EU, Australia and Canada and in other countries where Thelin™ may be approved; the impact of competitive products on Thelin™ and Argatroban sales; the availability of sufficient funds to continue to commercialize Thelin™ in the EU and Canada; reduced estimates of patient populations and diagnosis rates of patients with PAH; the impact of national, provincial and local reimbursement policies and governmental regulation of prices for Thelin™ in the EU, Australia and Canada; our ability to predict revenues from Thelin™ and expense levels in 2008 and beyond; the impact of existing and future EU regulatory provisions on product exclusivity, including orphan drug exclusivity for Thelin™; the impact of legislation or regulations in the U.S., and countries within the EU, Australia and in Canada affecting Thelin™’s pricing, reimbursement or access; the scope of our patents and challenges by others of the scope of our patents; our ability to attract and retain qualified personnel; the ability of our subsidiary to repay the notes secured by royalties on the sales of Argatroban; our ability to prevail in the Argatroban abbreviated new drug application (“ANDA”) patent litigation and the costs of such litigation; the breadth of approved labeling for our approved product and our competitors’ products; our ability to establish future collaborative arrangements or licenses; and the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing us such as those set forth in “Item 1A — Risk Factors” below.
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

PART I
ITEM 1 — BUSINESS
Overview
General Information
     Encysive Pharmaceuticals Inc. is a global biopharmaceutical company engaged in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. We focus our research and development programs predominantly on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed two approved drugs. Argatroban was our first approved drug which was approved by the FDA for the treatment of heparin-induced thrombocytopenia (“HIT”), and is licensed to and marketed by GlaxoSmithKline plc (“GSK”) in the U.S. and Canada. Thelin™ (sitaxsentan sodium) is an endothelin receptor antagonist we developed for the treatment of PAH and has been approved by the European Agency for the Evaluation of Medicinal Products (the “EMEA”) in the EU, Health Canada’s Therapeutic Products Directorate in Canada (the “TPD”) and the Australian Therapeutic Goods Administration (the “TGA”) in Australia for the treatment of PAH. We are marketing and distributing Thelin™ in the EU and Canada either directly or through third parties and expect to commence distribution of Thelin™ in Australia through a third party in the second quarter of 2008. In addition, Thelin™ is under review by the FDA in the U.S. We have received three approvable letters from the FDA and plan to commence an additional Thelin™ Phase III clinical trial in patients with PAH during the second quarter of 2008 to address the concerns of the FDA regarding efficacy outlined in the FDA’s approvable letter dated June 15, 2007 (the “Third Approvable Letter”).
     We have four additional compounds in clinical development: a next generation endothelin receptor antagonist, TBC3711; TBC4746, a very late antigen-4 (“VLA-4”) antagonist licensed to Schering Corporation and Schering-Plough Ltd. (collectively, “Schering-Plough”); ENC8003, a G protein-coupled receptor (“GPCR”); and bimosiamose, a selectin antagonist licensed to Revotar Biopharmaceuticals AG (“Revotar”), our former majority-owned German subsidiary.
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
     Our executive offices are located at 4848 Loop Central Drive, Suite 700, Houston, Texas 77081. Our telephone number is (713) 796-8822.
Acquisition by Pfizer Inc.
     On July 16, 2007, we retained Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to serve as our financial advisor to assist us in evaluating our strategic alternatives to maximize stockholder value. As a result of that evaluation, on February 20, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pfizer and Explorer Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Pfizer (“Merger Sub”). Pursuant to the Merger Agreement, and subject to its terms and conditions, on March 4, 2008, Merger Sub commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of our common stock at a purchase price of $2.35 per share (the “Offer Price”) net to the seller in cash, without interest thereon and less any required withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 4, 2008 and in the related Letter of Transmittal, all in accordance with the Merger Agreement.
     The Merger Agreement provides that the Offer will remain open for at least 20 business days which may be extended by Pfizer. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the “Merger”) and we will become a wholly-owned subsidiary of Pfizer. At the effective time of the Merger, each issued and outstanding share of our common stock (other than shares of our common stock owned by Encysive, Pfizer or Merger Sub, or held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive the Offer Price, without interest and less any required withholding taxes, as set forth above.
     The Merger Agreement includes customary representations, warranties and covenants of us, Pfizer and Merger Sub and is subject to customary closing conditions including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the acquisition by Pfizer of a majority of our shares in the tender offer. We have agreed to operate our business in the ordinary course until the Merger is consummated. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and to certain other restrictions on our ability to respond to such proposals. The Merger Agreement also includes customary termination provisions for both us and Pfizer and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay to Pfizer a termination fee of

$7.7 million. For a description of the risks associated with our proposed acquisition by Pfizer and a more complete description of the terms of the Merger Agreement, Offer and Merger, see “Item 1A — Risk Factors — Risks Related To Our Proposed Acquisition by Pfizer” and the following documents filed with the U.S. Securities and Exchange Commission (the “SEC”): Form 8-K filed on February 25, 2008, the Tender Offer Statement on Schedule TO filed on March 4, 2008 and the Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 4, 2008.
Restructuring
     On June 25, 2007, following receipt of the Third Approvable Letter from the FDA, we began implementing a strategic restructuring of our organization (the “Restructuring”) to focus our resources on our most promising assets. As a result, we reduced our U.S. workforce by approximately 70 percent, to about 65 people. Approximately 150 employees, including our U.S. sales force, were terminated immediately. We also eliminated the position of Chief Operating Officer. As of March 1, 2008, we employed 145 individuals worldwide, including 72 in the U.S., 69 in the EU and 4 in Canada.
     We provided cash severance payments to employees directly affected by the workforce reduction. In July 2007, we entered into retention agreements with our U.S. employees who remained employed by us following the Restructuring, including our named executive officers. In July 2007, we also entered into retention agreements with employees of our non-U.S. operations. These retention agreements expired on December 31, 2007.
Marketed Products
Thelin™ (sitaxsentan sodium)
Pulmonary Arterial Hypertension
     PAH is a chronic, life-threatening disease characterized by vasoconstriction (narrowing) of blood vessels leading to the lungs, which results in very high blood pressure in the pulmonary arteries as the heart struggles to pump blood to the lungs. PAH patients suffer from a variety of symptoms, including shortness of breath and fatigue and, as the disease progresses, are less able to perform simple activities of living such as walking short distances or up a flight of stairs. In addition, the long-term chronic increase in pulmonary blood pressure often leads to an inability of the heart to pump blood adequately throughout the lungs and body, frequently resulting in death. PAH may be a primary condition, perhaps caused by genetic factors or unknown causes, or secondary to other diseases like autoimmune diseases (such as scleroderma or lupus), congenital heart disease, HIV infection or cirrhosis of the liver. Based on both industry research and our internal market research, we estimate that PAH afflicts approximately 100,000 to 200,000 individuals, mostly women, in the U.S., Canada and the EU.
The Role of Endothelin Antagonists in PAH
     Endothelin is a substance produced in humans that is believed to play a critical role in the control of blood flow. The action of endothelin can be explained by its interactions on cell surfaces with two distinct receptor subtypes, the endothelin-A (“ETA”) and endothelin-B (“ETB”) receptors. In general, ETA receptors are associated with vasoconstriction, while ETB receptors are primarily associated with vasodilation (widening of blood vessels). There is substantial evidence that endothelin is involved in a variety of other diseases where blood flow is important. These include diseases that result from severe vasoconstriction, congestive heart failure and certain types of hypertension.
     Our research program has developed small molecules that inhibit the binding of endothelin to its cell surface receptors. Our scientists believe that agents which specifically block ETA receptors may provide the best clinical utility and safety versus those non-specific agents which block both ETA and ETB receptors. Thelin™ is a selective oral ETA receptor antagonist dosed once a day for the treatment of PAH.
Commercialization of Thelin™
     In anticipation of approval of Thelin™ by the FDA in March 2006, we had hired and trained a U.S. sales force, formed a commercialization infrastructure and initiated other market launch preparation activities in the U.S. As a result of the Restructuring, we terminated our U.S. commercial operations, including our sales force.
     In August 2006, Thelin™ was approved by the European Commission (the “EC”) for use in patients with PAH classified as World Health Organization (the “WHO”) functional class III, to improve exercise capacity, as well as in primary pulmonary hypertension and in pulmonary hypertension associated with connective tissue disease. After the EC approved Thelin™ for marketing and sale in the EU, we started to build the necessary commercial infrastructure to promote and sell Thelin™ in various countries of the EU, including establishing country sales organizations and negotiating third party distributor relationships. The centralized licensing procedure of the EMEA permits us to market Thelin™ in all 27 member states of the EU. However, in most of these EU countries we must negotiate pricing and reimbursement prior to commercial launch. During the period beginning with the fourth quarter of 2006 and continuing through February 2008, we made Thelin™ commercially available through direct marketing in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Sweden and the United Kingdom (the “U.K.”). In addition, Thelin™ is commercially available through third parties in Greece and Spain. We anticipate subsequent product launches of Thelin™ in other EU countries as their respective national governments approve pricing and reimbursement. We have established central EU commercial operations near London, England with regional sales offices established in Munich, Germany; Paris, France; and Milan, Italy. We will evaluate the need to add additional infrastructure and commercial support or whether to use the services of a third party as Thelin™ receives additional regulatory and reimbursement approvals.
     On March 7, 2007, we announced that the TGA had granted marketing approval for Thelin™ 100 mg tablets as a once daily oral treatment for patients in Australia with PAH. Thelin is indicated for the treatment of PAH in patients with New York Heart Association (“NYHA”) and with WHO functional Class III symptoms to improve exercise ability. We have granted an exclusive license to CSL Limited, ABN (“CSL”) to market, sell and distribute Thelin™ in Australia and we plan to launch Thelin™ in Australia in the second quarter of 2008.
     On May 30, 2007, the TPD approved Thelin™ 100 mg tablets for the treatment of primary PAH and pulmonary hypertension secondary to connective tissue disease, in patients with WHO functional class III who have not responded to conventional therapy. Thelin™ is also indicated in patients with WHO functional class II who did not respond to conventional therapy and for whom no appropriate alternative treatment can be identified. ThelinTM is commercially available in Canada and is being reimbursed by private insurance and the province of Quebec and we are applying for reimbursement with the remaining provincial governments in Canada. We currently have a limited commercial presence in Canada.
     Pfizer has stated that it expects that initially following the Merger, the business and operations of Encysive will be continued substantially as they are currently being conducted. Pfizer will continue to evaluate the business and operations of Encysive during the pendancy of the Offer and after the consummation of the Offer and the Merger and will take such actions as it deems appropriate under the circumstances then existing. Thereafter, Pfizer intends to review such information as part of a comprehensive review of Encysive’s business, operations, capitalization and management with a view to optimizing development of Encysive’s potential in conjunction with Pfizer’s existing business.
Regulatory status of Thelin™
     In March 2006, we received an approvable letter from the FDA (the “March Approvable Letter”), pursuant to which the FDA identified several concerns and observations that were required to be resolved before ThelinTM could be approved, including the option of conducting additional clinical trial work. In May 2006, the FDA accepted for review our complete response to the concerns and observations noted in the March Approvable Letter, and designated the submission as a Class 1 review. The FDA established a new Prescription Drug User Fee Act (“PDUFA”) target action date of July 24, 2006, and on such date we received a second approvable letter (the “July Approvable Letter”), pursuant to which the FDA identified one substantive item raised in the March Approvable Letter as remaining unresolved. The FDA again offered us the alternative of conducting additional clinical work. Following discussions with the FDA, we submitted a complete response to the July Approvable Letter, which was accepted by the FDA on December 28, 2006. The FDA designated the submission a Class 2 review and established a new PDUFA date of June 15, 2007. On June 15, 2007, we received the Third Approvable Letter from the FDA. In the Third Approvable Letter, the FDA stated that our development program for Thelin™ did not demonstrate the evidence of effectiveness needed for approval. The FDA encouraged us to conduct an additional study to demonstrate Thelin™’s effectiveness in exercise capacity as measured by change in six-minute walk distance (“6MWD”). In July 2007, we held a formal Class A preliminary dispute resolution meeting with officials from the FDA regarding the Third Approvable Letter and the status of our NDA for Thelin™. The meeting complied with the FDA’s guidance on formal dispute resolution requiring that a sponsor meet with the division reviewing its NDA prior to requesting formal dispute resolution. After consulting with outside experts, on August 6, 2007, we filed with the FDA a request for formal dispute resolution to contest the Third Approvable Letter. On September 5, 2007, the Company received a written response from the FDA that the data in the Thelin™ NDA did not provide the substantial evidence of effectiveness needed for approval. The FDA encouraged us to conduct an additional study to demonstrate Thelin™’s effectiveness in exercise capacity as measured by change in 6MWD. After consulting with outside experts, we decided not to appeal and to move forward with plans to conduct an additional Phase III study evaluating Thelin™ in patients with PAH. We are currently working with the FDA to finalize a study protocol. We believe the additional Phase III study (“STRIDE-5”) trial design will include a 2-arm randomized, double-blinded, 12 week study of 100 mg once daily Thelin™ versus placebo, a primary efficacy endpoint of change in 6MWD from baseline, and an estimated sample size of approximately 270 patients. Enrollment is expected to begin in the second quarter of 2008 after the study protocol is finalized.

     During 2004, we obtained orphan drug designation for Thelin™ from both the FDA and the EC. Orphan drug designation grants exclusivity to Thelin™ upon product approval for seven years in the U.S. and ten years in the EU. During 2006, the EMEA requested additional information from us to support the orphan drug designation for Thelin™ and we responded to that request. In May 2007, we met with officials from the EC to discuss the EMEA’s reassessment of the orphan drug status of Thelin™ in the EU, and following that meeting we submitted documents supporting our position that Thelin™’s orphan drug status should be maintained in the EU. Following that meeting, the EC confirmed it had completed its reassessment and the orphan drug status of Thelin™ was not changed. We anticipate that patent protection for Thelin™ may extend beyond expiration of orphan drug exclusivity in the EU.
Argatroban
     Argatroban, licensed from Mitsubishi Pharma Corporation (“Mitsubishi”) and developed in North America by us, is a synthetic direct thrombin inhibitor that was approved by the FDA in 2000. It is indicated as an anticoagulant for prophylaxis or treatment of thrombosis in patients with HIT, and as an anticoagulant in patients with or at risk for HIT undergoing percutaneous coronary intervention (“PCI”). Argatroban was approved in Canada in 2001 for use as an anticoagulant therapy in patients with HIT syndrome. We have licenses to Mitsubishi’s formulation patent which expires in 2014, and a manufacturing process patent that expires in 2017. The composition of matter patent has expired. On November 19, 2007, we received a Paragraph IV Certification Notice from Barr Laboratories, Inc. (“Barr”) advising us of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of 100 mg/mL Argatroban injections. We received the notification as the holder of the NDA for Argatroban. On December 28, 2007, we announced that we, together with Mitsubishi Chemical Corporation, the patent holder for Argatroban injections, Mitsubishi Tanabe Pharma Corporation, and GlaxoSmithKline (“GSK”) filed a patent infringement lawsuit in the U.S. District Court for the Southern District of New York against Barr related to Argatroban injections. We are responsible for sharing equally with Mitsubishi in the costs of this patent infringement lawsuit. See “Item 3 —Legal Proceedings.”
     Argatroban is marketed and sold by GSK in the U.S. and Canada under a sublicense agreement which was amended to assign to our special purpose subsidiary the right to receive royalties on sales. In 2007, we earned royalties from the sales of Argatroban totaling $21.7 million. See “Collaborations and License Agreements — GlaxoSmithKline.”
     On February 6, 2007, we sold, assigned and contributed to Argatroban Royalty Sub LLC, a Delaware limited liability company and newly formed wholly-owned special purpose subsidiary of the Company (“Royalty Sub”), the rights of the Company to receive royalties and certain other payments (the “Royalty Payments”) from GSK’s sales of Argatroban in the U.S. (including Puerto Rico and its other territories and possessions) and Canada, in exchange for approximately $56.6 million in cash, net of expenses, and a capital contribution by the Company to Royalty Sub in an amount equal to the excess of the agreed fair market value of the Royalty Payments over the amount of the cash portion of the purchase price. Also on February 6, 2007, Royalty Sub issued an aggregate principal amount of $60.0 million of its Argatroban PhaRMASM Secured 12% Notes due 2014 (the “Original Argatroban Notes”) to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act.
     On September 21, 2007, Royalty Sub issued an aggregate principal amount of $68.0 million of its Argatroban PhaRMASM Secured 18.5% Notes due 2014 (the “Argatroban Notes”) to the holders of the Original Argatroban Notes in consideration for the delivery of the Original Argatroban Notes for contemporaneous redemption, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to us of approximately $11.2 million.
     The Argatroban Notes were issued pursuant to an Indenture, dated as of February 6, 2007 (the “Original Indenture”), between Royalty Sub and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of September 21, 2007 (the “Supplemental Indenture” and collectively with the Original Indenture, the “Indenture”), between Royalty Sub and the Trustee. The Royalty Payments are the sole source of payment for the Argatroban Notes, and the Company is not an obligor or guarantor of the Argatroban Notes. Future royalty revenues from sales of Argatroban will be used to repay the Argatroban Notes, and will not be available to fund our operations until the Argatroban Notes are repaid in full. For additional information, see Note 7 to our Consolidated Financial Statements included herein.

Research and Development
Clinical Development Programs
     To date, we have conducted clinical studies with Thelin™ in three diseases — congestive heart failure, essential hypertension and PAH. Our current clinical development programs for Thelin™ include plans to develop oral Thelin™ more broadly in PAH and to explore other indications for both intravenous and oral Thelin™. We continue to study oral Thelin™ in PAH in the STRIDE-3 continuation safety trial in countries other than the U.S. and Latin America, where we have discontinued STRIDE-3. In March 2006, we initiated a Phase II clinical trial to study oral Thelin™ as a treatment for diastolic heart failure (“DHF”), a type of congestive heart failure. Thelin™ is being tested in approximately 150 DHF patients at approximately 40 study centers. On September 4, 2007, we completed patient enrollment in this Phase II trial and the results of the trial are expected in the middle of 2008.
     We will also be conducting additional clinical trials with oral Thelin™ as part of our post approval commitments to the EMEA. These trials will include a study of PAH combination therapy involving Thelin™ and sildenafil, and a pediatric clinical trial for Thelin™ in PAH. In November 2006, we presented data for an intravenous formulation of Thelin™ being studied in patients undergoing cardiac bypass procedures (“CABG”). The trial demonstrated that intravenous Thelin™ prevented the post-operative increase in pulmonary arterial pressure that is believed to be associated with increased morbidity and mortality in patients shortly after cardiac bypass surgery. We are conducting a second clinical trial to optimize the dosing regimen. We are also conducting a Phase II clinical trial with Thelin™ in patients with chronic renal disease (“CRD”).
     TBC3711 is our second-generation endothelin antagonist and next clinical candidate. We believe TBC3711 is more selective and more potent than Thelin™, with the potential to treat PAH and other diseases. TBC3711 has completed two Phase I clinical studies. In January 2006, we announced the initiation of a 12-week, multi-center, randomized, double-blind, placebo controlled Phase II dose ranging study to evaluate four once-daily, oral doses of TBC3711 in patients with diagnosed resistant hypertension. On March 23, 2006, the FDA placed the study on clinical hold and all clinical trials for TBC3711 were suspended. The clinical hold resulted from a finding in an earlier animal study involving dosing with intravenous TBC3711. The finding occurred in a single rat that displayed abnormalities at baseline. On December 7, 2006, we received clearance from the FDA to resume clinical testing with TBC3711, including its oral and intravenous formulations. On March 21, 2007, we announced that the first patient had been enrolled in our resistant hypertension trial since receiving clearance from the FDA. We are evaluating the study of TBC3711 in several other potential indications.
     In 2000, we entered into a worldwide research collaboration and license agreement with Schering-Plough to discover, develop and commercialize VLA-4 antagonists. Schering-Plough has completed pre-clinical development with TBC4746, an oral VLA-4 antagonist, and has initiated studies in human volunteers. VLA-4 is a potential target in the inflammatory cascade taking place within the vasculature. TBC4746 has the potential to address a number of diseases, including asthma and multiple sclerosis. We could receive development milestone payments if this compound progresses through the clinical trial phases and will receive royalties on product sales should TBC4746 reach the market. In March 2005, the initiation of clinical studies of TBC4746 by Schering-Plough triggered a milestone payment to us that together with previously received upfront license fees and milestone payments aggregate to $6 million. See “Collaborations and License Agreements — Schering-Plough.”
     We have licensed to Revotar all rights to bimosiamose, a selectin antagonist discovered by us. Bimosiamose is designed to block inflammatory cells from leaving the vascular space to travel to tissue sites of inflammation. In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization and purchased all of our shares of Revotar common stock. We have no remaining ownership interest in Revotar and we are no longer funding any drug development activities at Revotar. For additional information about Revotar and its restructuring, See Note 14 to our Consolidated Financial Statements included herein.
Research Programs
     As a result of the Restructuring, we have a limited amount of ongoing research activity because the majority of our research personnel were terminated. Our research efforts are concentrated on targets within the vasculature, and the potential indications of our drug candidates include cardiovascular diseases and a potentially wide variety of inflammatory diseases involving two complementary sets of targets. The first set of targets relate to GPCRs. Historically, GPCRs have been some of the most amenable targets for developing commercially successful pharmaceuticals, such as beta-blockers, antihistamines, and most anti-psychotics and antidepressants. Endothelin receptors, targeted by Thelin™ and TBC3711, are examples of GPCRs.
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

     During 2007, we studied three new compounds in oral microdosing studies in humans to assess pharmacokinetics. Of the three compounds, one was selected for further development, ENC8003. Additionally, we are conducting final preclinical toxicology testing of our Chemokine C-motif Receptor 9 receptor antagonist (“CCR9”) and anticipate the submission to the FDA of an IND application in 2008.
Collaborations and Licensing Agreements
     We have established collaborations with a number of corporations, research institutions and scientists to further our research and development objectives and expedite the commercialization of our products. Our major licensing and collaboration agreements are summarized below.
Mitsubishi Pharma Corporation
     We entered into an agreement in 1993 to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. The agreement provides us an exclusive license to use and sell Argatroban in the U.S. and Canada for all cardiovascular, renal, neurological and immunological purposes other than use for the coating of stents. We are required to pay Mitsubishi specified royalties on net sales of Argatroban by us and our sublicensees after its commercial introduction in the U.S. and Canada. GSK (our sublicensee — see GlaxoSmithKline below) is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2007, we had paid Mitsubishi approximately $3.4 million in royalty payments under the agreement. No additional milestone payments are payable to Mitsubishi under the agreement. We agreed to pay a consultant involved in the negotiation of this agreement a royalty based on net sales of Argatroban. During 1997, we signed an additional agreement with Mitsubishi that provides us with royalties on sales of Argatroban in certain European countries and in 2006 we began receiving royalties from Mitsubishi based on European sales. Either party may terminate the agreement if the other party defaults in its material obligations under the agreement, and such default is not cured in 60 days. Unless terminated sooner, the agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we and Royalty Sub would lose all rights to Argatroban, including the right to receive revenues from the sale of Argatroban. The Mitsubishi composition of matter patent on Argatroban has expired. Under the agreement, we have access to a Mitsubishi formulation patent granted in the U.S. in 1993, which has been extended and now expires in 2014 and a process patent that expires in 2017. Argatroban received FDA approval on June 30, 2000, and enjoyed market exclusivity under the Hatch-Waxman Act until June 30, 2005. On November 19, 2007, we received a Paragraph IV Certification Notice from Barr Laboratories, Inc. (“Barr”) advising us of the filing of an ANDA with the FDA for a generic version of 100 mg/mL Argatroban injections. We received the notification as the holder of the NDA for Argatroban. On December 28, 2007, we announced that we, together with Mitsubishi Chemical Corporation, the patent holder for Argatroban injections, Mitsubishi Tanabe Pharma Corporation, and GSK filed a patent infringement lawsuit in the U.S. District Court for the Southern District of New York against Barr related to Argatroban injections. We are responsible for sharing equally with Mitsubishi in the costs of this patent infringement lawsuit. See “Item 3 — Legal Proceedings” for a description of the Barr filing of an ANDA with the FDA for generic Argatroban injections and our related patent infringement lawsuit against Barr.
GlaxoSmithKline
     In connection with our development and commercialization of Argatroban, in August 1997, we entered into an exclusive sublicense agreement with GSK for the U.S. and Canada for the indications of Argatroban that we have licensed from Mitsubishi. GSK paid $8.5 million in upfront license fees and $12.5 million in milestone payments, all of which were reported as revenues in the years prior to and including 2000. No additional license fees or milestone payments are payable to us by GSK under the agreement. As of December 31, 2007, we had received approximately $68.8 million in royalty payments from GSK.
     The agreement with GSK provides for the formation of a joint development committee to analyze the development of additional Argatroban indications (such as PCI) covered by our license from Mitsubishi. The joint development is to be funded 60% by GSK, except that costs of Phase IV trials are paid 100% by GSK. Except as discussed below, GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to us and our rights to co-promote these products through our own sales force in certain circumstances. We will retain the rights to any indications that GSK determines it does not wish to pursue, provided that we do not grant marketing rights to any third parties, and that we use our own sales force to commercialize any such indications. Any indications that GSK and Encysive elect not to develop will be returned to Mitsubishi, subject to the rights of GSK and Encysive to commercialize these indications at Encysive’s election, with GSK having the first opportunity to commercialize. Mitsubishi may also request the joint development committee to develop new indications inside or outside the licensed field of use and, if the joint development committee determines that it does not want to proceed with any such indication, all rights under the agreement with Mitsubishi regarding such indication will revert to Mitsubishi subject to our and GSK’s rights to commercialize the indication, with GSK having the first opportunity to commercialize. In connection with the issuance of the Argatroban Notes, we agreed not to submit any proposals to the joint development committee for additional indications or exercise any of our co-promotion rights under the agreement with GSK.

     The agreement with GSK terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country-by-country basis by giving us at least three months written notice that the commercial profile of the product in question would not justify continued development or marketing in that country. In addition, either party may terminate the agreement on 60 days notice if the other party defaults in its obligations under the agreement. If our agreement with GSK is terminated, Royalty Sub would no longer receive royalties from GSK’s sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban.
     At present, Mitsubishi is the only manufacturer of Argatroban’s active pharmaceutical ingredient (“API”), and has entered into an agreement with GSK to supply Argatroban API in bulk to meet GSK’s needs in the production of the Argatroban finished product. GSK has informed us that they have begun supplying Argatroban finished product from their manufacturing facility in the United Kingdom. Should Mitsubishi fail during any consecutive nine-month period to supply GSK at least 80% of its requirements, and such requirements cannot be satisfied by existing inventories, the agreement provides for the nonexclusive transfer of the production technology for API to GSK.
Schering-Plough
     In June 2000, we and Schering-Plough entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA-4 antagonists. In addition to funding research costs, Schering-Plough paid us an aggregate of $6 million in upfront license fees and milestone payments, and may pay us additional development milestones of $37 million for the development of VLA-4 antagonists. Schering-Plough will also pay us royalties if product sales result from the agreement. We have received approximately $13.3 million in research payments from Schering-Plough under the agreement. Subsequently, on June 30, 2004, the research phase of the collaboration was completed and a VLA-4 antagonist, TBC4746, moved into clinical development. See Note 13 to the Consolidated Financial Statements included herein for a discussion of this transaction. Under the terms of the agreement, Schering-Plough is responsible for further development of VLA-4 antagonists, and in 2005 initiated a study of TBC4746 in human volunteers, for which we received a milestone payment in 2005. If this agreement is terminated, we will lose Schering-Plough’s funding for development milestones and royalties on product sales, if any, resulting from the agreement.
Revotar Biopharmaceuticals, AG
     During September 2000, Revotar was formed and we transferred to Revotar certain development and commercialization rights to our bimosiamose selectin antagonist program as well as rights to other proprietary technology. In April 2005, the stockholders of Revotar agreed to a restructuring of Revotar and the other stockholders purchased all of our shares of Revotar common stock. As a result, we no longer have an ownership interest in Revotar and are no longer funding any drug development activities at Revotar. Revotar will likely need to obtain additional capital resources or enter into a collaboration to complete development of bimosiamose. For additional information about the restructuring of the Revotar relationship, see Note 14 to the Consolidated Financial Statements included herein.
Patents and Proprietary Rights
     Because of the substantial length of time and expense associated with developing new pharmaceutical products, we place considerable importance on intellectual property protection for new technologies, compounds, products and processes. Our policy is to actively seek patent protection both in the U.S. and internationally and to file additional patent applications, when appropriate, to protect improvements to our compounds, products and processes. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position and to develop our business.
     We in-licensed from Mitsubishi the U.S. and Canadian rights to Argatroban in 1993, which included a formulation patent granted in 1993 that has been extended and now expires in 2014, and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired. Argatroban received FDA approval on June 30, 2000, and enjoyed market exclusivity under the Hatch-Waxman Act until June 30, 2005. On November 19, 2007, we received a Paragraph IV Certification Notice from Barr advising us of the filing of an ANDA with the FDA for a generic version of 100 mg/mL Argatroban injections. We received the notification as the holder of the NDA for Argatroban. On December 28, 2007, we announced that we, together with Mitsubishi Chemical Corporation, the patent holder for Argatroban injections, Mitsubishi Tanabe Pharma Corporation, and GlaxoSmithKline filed a patent infringement lawsuit in the U.S. District Court for the Southern District of New York against Barr related to Argatroban injections. We are responsible for sharing equally with Mitsubishi in the costs of the patent infringement lawsuit.
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
     The patent positions of biopharmaceutical firms, including ours, are uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of our applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated or held unenforceable. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office (the “PTO”), to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us, or in the loss of patent rights. We also cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction.
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
     It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or commercializing products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license, we could be adversely affected. Because patent applications are confidential for at least some period of time until a patent issues, we may not know if our competitors filed patent applications for technology covered by our pending applications, or used by us in our commercialization efforts, or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block us from developing or commercializing our technology or compete with our patents. If competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. These litigation and interference proceedings are expensive even if we are ultimately successful.
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
Government Regulation
Domestic Regulation of Drug Companies
     The research, testing, manufacturing, distribution and marketing of pharmaceutical drug products are extensively regulated by numerous governmental authorities in the U.S. and other countries. For example, pharmaceutical drugs are subject to rigorous regulation by the FDA in the U.S., the EMEA and local regulators in the EU, the TGA in Australia and the TPD in Canada. In the U.S., the Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions.
     Clinical trials involve the administration of an investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practice guidelines, and under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.
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
     After completion of successful clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing may begin in the U.S. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product’s chemistry, pharmacology and manufacture. The cost of an NDA is substantial.
     We also rely on FDA regulated third parties to study, manufacture, package and test our clinical and commercial products. If the FDA evaluation of our NDA submissions, including the information provided by these other FDA regulated entities, is favorable, the FDA may issue either an approvable letter or an approval letter. The approvable letter may contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific labeled indications in the U.S. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions, commonly referred to as Phase IV commitments. In June 2007, we received our Third Approvable Letter from the FDA for ThelinTM.

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
     As described above, the associated third parties must pass a pre-approval inspection of their facilities by the FDA before obtaining marketing approval of any products. To supply products for use in countries where Thelin™ is approved for marketing, our manufacturers must comply with current Good Manufacturing Practices (“cGMP”) and are subject to periodic inspection by the FDA or other corresponding regulatory agencies in countries under reciprocal agreements with the FDA. We use and intend to use third parties to produce and test our products in clinical and commercial quantities. There can be no guarantee that future FDA inspections, or inspections by other corresponding regulatory agencies in other countries, will proceed without any compliance issues requiring the expenditure of money or other resources, or resulting in product supply deficiencies.
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
     In Europe, an application for marketing authorization may be submitted as a centralized procedure providing for the grant of a single marketing authorization, which is valid in all 27 member states of the EU. A mutual recognition procedure is also available, at the request of the applicant for all medicinal products, which are not subject to the centralized procedure. Thelin™’s Marketing Authorization Application (“MAA”) was granted by the EC in August 2006 through the centralized procedure. The EC’s approval for Thelin™ included a requirement that we conduct certain additional clinical work post approval. We are moving forward to complete the European Phase IV commitments, which include a combination clinical trial involving Thelin™ and sildenafil, and a pediatric clinical trial with Thelin™. Failure to complete these European Phase IV commitments can lead to negative regulatory action, which can include withdrawal of the approval of our MAA for Thelin™.
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
Competition
     The development and sale of new pharmaceutical drugs for the treatment of vascular and inflammatory diseases is highly competitive and we will face intense competition from global pharmaceutical companies and biotechnology companies. Competition is likely to increase as a result of advances made in the commercial application of new therapy technologies and heightened interest in the commercial potential of treating PAH and other diseases. Companies that successfully complete clinical trials, obtain required regulatory approvals in a timely manner, initiate commercial sales of their products before their competitors and can demonstrate significant differentiation in terms of safety and efficacy and product labeling may achieve a significant competitive advantage. In addition, significant research in biotechnology and vascular medicine may occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting talented scientists and business professionals.

     We believe that our ability to compete successfully will depend on our ability to create, develop and commercialize scientifically advanced and differentiated medical products, attract and retain qualified scientific, medical, operational and commercial talent, obtain patent or other legal protection for our compounds, products and processes, obtain required regulatory approvals in a timely manner and successfully commercialize our products. Many of our competitors have substantially greater research, development, financial, marketing, sales and human resources than we do. As such, we expect to encounter significant competition in commercializing our products. See Item 1A — Risk Factors — “We face substantial competition that may result in other companies developing and commercializing products more successfully than we do.”
Manufacturing
     We rely on third-party manufacturers to produce drug compounds for preclinical and clinical development, as well as for commercial sale. Currently, we have no internal manufacturing facilities for either the production of compounds or the manufacture of final dosage forms. We believe that our existing compounds can be produced using established manufacturing methods, including traditional pharmaceutical synthesis.
     We have established supply arrangements with experienced third-party manufacturers for producing drug compounds for clinical trials, and have established manufacturing and supply agreements for the commercial manufacture of Thelin™. For the foreseeable future, we plan to outsource all such manufacturing. The primary factors we considered in making this decision were the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume.
     We have contracted with a single supplier for the supply of Thelin™ API. Although the supplier has two manufacturing sites (one in the U.S., one in Europe) capable of producing API for Thelin™, we cannot assure you that this will be adequate to assure uninterrupted supply to satisfy our needs for commercialization. Any disruption in supply could adversely affect our ability to meet the needs of our customers and achieve our financial goals. We have one supplier that provides tableting and packaging of bulk Thelin™ API for clinical and commercial supply and injectible formulations for clinical use. This supplier has recently been notified by regulatory authorities of cGMP deficiencies at its facilities. If this supplier is not able to correct the deficiencies on a timely basis, our supply of tableted and injectible drug for clinical use could be disrupted. Additionally, this supplier is the sole supplier for commercial tableted Thelin™ product for Canada. We have a second supplier that provides tableting and packaging of Thelin™ for commercial use in the EU and Australia and we are applying for approval to utilize this second supplier for commercial Thelin™ product in Canada as well. Although we believe that we have an adequate supply of Thelin™ in bulk API form and an adequate supply of tableted and packaged Thelin™ product for commercial use in the EU and Australia, we cannot assure you that there will not be a disruption in our tableted product for clinical use or for commercial use in Canada. Any disruption in supply could adversely affect our ability to conduct clinical trials or meet commercialization needs in Canada.
     Pursuant to our agreement with GSK, GSK entered into an agreement with Mitsubishi regarding the manufacture and supply of Argatroban API, and we do not, therefore, have any direct responsibility regarding the manufacture and supply of Argatroban API or Argatroban finished product as it relates to our agreement with GSK.
Employees
     As of December 31, 2007, we employed 148 individuals worldwide, including 77 in the U.S., 66 in Europe and 5 in Canada. A number of our executives in the U.S. and all of our employees in Europe and Canada are covered by written employment contracts. We have experienced no work stoppages and believe that relations with our employees are good.
Financial Information About Geographic Areas
     A summary of our long-lived assets and revenues in different geographical locations and our sources of revenues are described in Note 12 to our Consolidated Financial Statements, which is incorporated herein by reference.
Available Information
     Our Internet website can be found at www.encysive.com. We make available free of charge, or through the “Investor Relations” section of our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC.

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
Risks Related To Our Proposed Acquisition by Pfizer
We and Pfizer may not meet the closing conditions which could result in failure of the acquisition of us by Pfizer.
     Pfizer’s Offer is conditioned upon, among other things, (1) the satisfaction of the Minimum Tender Condition which requires that the number of shares validly tendered and not withdrawn before the Offer expires must represent more than 50% of our issued and outstanding shares of our common stock, (2) the expiration or termination of all statutory waiting periods applicable to the purchase of our shares in the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and any applicable foreign antitrust, competition or merger control laws, and (3) since February 20, 2008, there not having occurred any event, change or development of a state of facts that individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement). We and Pfizer cannot predict whether and when these conditions will be satisfied. If for any reason the conditions in items (1), (2) or (3) above are not satisfied, Pfizer will not be obligated to complete its acquisition of us.
If the proposed acquisition by Pfizer is delayed or is not completed, we may not have sufficient liquidity to continue to operate.
     At February 29, 2008, we had approximately $20.8 million in cash and cash equivalents, which we estimate is sufficient to support our operations into the third quarter of 2008. While we operate under the Merger Agreement with Pfizer, we are not permitted to seek additional financing through the sale of equity or debt securities without Pfizer’s consent. If the proposed acquisition by Pfizer is delayed into the third quarter of 2008, we may not have sufficient funds to complete the transaction. If the Merger is ultimately not completed, we could have little or no cash available and would require immediate additional financing to continue to operate. There can be no assurance that such additional financing will be available at that time on commercially acceptable terms if at all.
If the proposed acquisition by Pfizer is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock or the price of our other securities.
     If the proposed acquisition by Pfizer is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the proposed acquisition by Pfizer will be completed. In addition, we have incurred and will incur substantial transaction costs and expenses in connection with the proposed acquisition by Pfizer. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, we have diverted significant management resources in an effort to complete the proposed acquisition by Pfizer and are subject to certain restrictions contained in the Merger Agreement on the conduct of our business. If the proposed acquisition by Pfizer is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Also, if the proposed acquisition by Pfizer is not completed under certain circumstances specified in the Merger Agreement, we may be required to pay to Pfizer a termination fee of $7.7 million.
     In addition, if the proposed acquisition by Pfizer is not completed, we may experience negative reactions from the financial markets and our customers, stockholders, prescribing physicians, suppliers and employees. Each of these factors may also adversely affect the trading price of our common stock and our financial results and operations.
The proposed acquisition by Pfizer is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on Encysive and could cause abandonment of the acquisition.
     Completion of the Merger is conditioned upon, among other things, the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any applicable foreign antitrust, competition, or merger laws applicable to the Merger, including those of Germany and Italy. The reviewing foreign authorities may not permit the Merger at all or may impose restrictions or conditions on the Merger that may seriously harm the surviving company if the Merger is completed. These conditions could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses, and could delay the completion of the acquisition of us by Pfizer. Any delay in the completion of the Merger could diminish the anticipated benefits of the Merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction.

     In addition, during the statutory waiting periods or after their expirations, and even after completion of the proposed acquisition of us by Pfizer governmental authorities could seek to block or challenge the proposed acquisition of us by Pfizer as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the proposed acquisition by Pfizer before or after it is completed. We or Pfizer may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.
The announcement of or performance of the transactions described in the Merger Agreement may have a negative impact on our relationships with our employees.
     As a result of the announcement of the Offer and the other transactions contemplated by the Merger Agreement, we may lose a substantial number of our employees, including our key employees, during the Merger pre-closing period which would have an adverse impact on our operations and sales revenues. The loss of any of our key employees could adversely affect our business and cause significant disruption in our operations. Additionally, the pending acquisition of us by Pfizer may have an adverse effect on retaining existing personnel or on our ability to hire replacement personnel.
Certain of our directors and executive officers may have interests in the proposed acquisition by Pfizer that may be different from, or in addition to, the interests of our stockholders.
     Our executive officers negotiated the terms of the Merger Agreement under the direction of our board of directors. Our board of directors unanimously adopted, approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement, declared it in the best interest of our stockholders for us to enter into the Merger Agreement and consummate the transactions contemplated by the Merger Agreement, declared the terms of the Offer and the Merger fair to our stockholders and recommended that our stockholders tender their shares into the Offer and, if required, vote in favor of adoption of the Merger Agreement. These directors and executive officers may have interests in the Merger that are different from or in addition to or may be deemed to conflict with those of our stockholders or our other securities holders. These interests may include the indemnification of our former directors and officers by the surviving company. With respect to our directors and executive officers, these interests also include the treatment in the Merger of employment agreements, severance policies, restricted common stock, stock options and other rights held by these directors and executive officers. For a description of these potential conflicting interests, see Item 3 of the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 4, 2008.
Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact the stock price of Encysive or the price of other Encysive securities if the Merger Agreement is terminated in certain circumstances.
     The Merger Agreement prohibits us from soliciting, initiating, encouraging or facilitating certain alternative takeover proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee of $7.7 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third party from pursuing an alternative acquisition proposal. If the proposed acquisition by Pfizer is terminated and we determine to seek another business combination, we cannot assure our stockholders or other securities holders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.
Patient and physician uncertainties related to the proposed acquisition by Pfizer could adversely affect the business, revenues and gross margins of Encysive.
     In response to the announcement of the proposed acquisition by Pfizer or due to possible uncertainty about the proposed acquisition by Pfizer, physicians or prescribers may delay or defer prescribing decisions or elect to switch to other therapies. This could also be the case in any of the ongoing or contemplated clinical trials for our other compounds or for our contemplated additional Phase III clinical trial for Thelin™. In particular, prospective patients could be reluctant to accept our products or enroll in our clinical trials due to uncertainty about the direction of the surviving company and its willingness to support existing products and development. To the extent that the proposed acquisition by Pfizer creates uncertainty among a large group of patients and physicians or organizations contemplating use of our products or enrollment in our studies, our results of operations would be adversely affected. Accordingly, our quarterly revenues and net earnings or losses could be substantially below expectations of market analysts and a decline in our stock price could result.

Risks Related to Our Business, Industry and Strategy
If we are unable to raise significant additional capital immediately, we will not be able to continue to operate as a going concern.
     At December 31, 2007, we had an accumulated deficit of approximately $523.0 million, and for the fiscal years ended December 31, 2007, 2006 and 2005, we have incurred net losses of approximately $100.7 million, $109.3 million and $74.9 million, respectively. As a result, the amount of our cash and cash equivalents was approximately $20.8 million at February 29, 2008. While our Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on the Consolidated Financial Statements contains a statement relating to their substantial doubt about our ability to continue as a going concern. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth and a registered direct offering of common stock and warrants; proceeds from the issuance and sale of our Convertible Notes, the Original Argatroban Notes and the currently outstanding Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban and revenues from sales of Thelin™ in the EU and Canada. We could issue common stock, debt, or other securities for gross aggregate proceeds of $38.0 million pursuant to our effective shelf registration statement; however, because the FDA issued the Third Approvable Letter, we believe that additional funding will be significantly more difficult to obtain, and we cannot assure you that such funding will be available on commercially acceptable terms, if at all. In addition, the Merger Agreement prohibits us from selling additional equity or debt securities without Pfizer’s consent. If the acquisition by Pfizer is not completed and we are unable to raise significant additional capital immediately, we will not be able to continue to operate as a going concern. Based upon our current cash position, we believe that our existing capital resources are sufficient to fund our operations into the third quarter of 2008.
If we are unable to raise additional capital immediately, we will be unable to conduct our operations and develop our potential products.
     As of February 29, 2008, we had cash and cash equivalents of approximately $20.8 million. Even with the Restructuring, we expect to continue to incur substantial operating expenses, including research and development expenditures, investing in the development and commercialization of Thelin™ and general and administrative expenses to support EU, Canadian and U.S. operations. Our research and development expenditures will include conducting our Thelin™ Phase III clinical study in PAH, our Thelin™ Phase II studies in DHF, CRD and CABG, our Thelin™ EMEA post-approval studies and our Phase II study of TBC3711 in diagnosed resistant hypertension. We also anticipate that our operating expenses will continue to increase due to the following factors:
•	We have incurred and will continue to incur significant commercialization-related expenses for Thelin™. These costs include:
–	maintaining a commercial infrastructure and marketing and sales force in the EU, Canada and other key geographic areas;

–	investing in market launch and market development activities in the EU, Canada and other key geographic areas;

–	expenses related to reimbursement submissions and approvals;

–	market research;

–	building the necessary infrastructure in our support services functions, such as finance, human resources and legal;

–	preparing and producing educational and promotional materials; and

–	establishing additional contractual relationships with manufacturing and distribution providers to ensure the successful commercialization of Thelin™.
•	We expect to incur significant expenses in conjunction with additional clinical trial costs for Thelin™, including an additional Thelin™ Phase III clinical trial in the U.S., and are incurring costs for clinical trials related to TBC3711 and additional early stage drug compounds. These costs include:
–	hiring personnel to direct and execute clinical trials;

–	costs incurred by clinical investigators;

–	services of contract research organizations and laboratories; and

–	purchasing and formulating quantities of drug compound to be used in such clinical trials.

     Notwithstanding revenues that may be produced through sales of Thelin™ in the EU, Canada and Australia, we will need to secure additional financing to continue our current operations, including the required levels of research and development to reach our long-term goals. Estimates of our future cash requirements will depend on many factors, including:
•	expenses related to the evaluation of strategic alternatives, including the completion of the Offer and the Merger Agreement;

•	the outcome and timing of reimbursement approvals for Thelin™ in the various countries in the EU, Canada and Australia, including pricing levels;

•	competitive activity, including the timing of regulatory approvals and approved product labels for products competitive with Thelin™;

•	our success in commercializing Thelin™;

•	scientific progress in our drug discovery programs;

•	the number and magnitude of these research and development programs;

•	progress with preclinical testing and clinical trials of new drug compounds;

•	the costs and our success in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments and changes in our existing research relationships;

•	administrative costs and costs to commercialize Thelin™ as new product markets are developed;

•	working capital requirements to support inventory and accounts receivable;

•	our ability to maintain and establish additional collaborative arrangements; and

•	the timing and closing of the acquisition by Pfizer.
The Restructuring may have an adverse impact on our current employees and on our ability to retain and attract management and other key personnel.
     On June 25, 2007, we implemented the Restructuring which was intended to reduce our operating expenses following our receipt of the Third Approvable Letter from the FDA on June 15, 2007. As a result, we reduced our U.S. workforce by approximately 70% to about 65 people. The planning and implementation of our Restructuring has placed, and will continue to place, a strain on our managerial, operational and other resources. We cannot assure you that the Restructuring will enable us to reduce our costs to the extent anticipated. The workforce reduction could also result in reduced productivity by our remaining employees, which in turn may affect our business and financial results in future quarters. We cannot assure you that future reductions or adjustments to our workforce will not be made or that productivity issues associated with such reductions will not recur.
     Our success depends largely upon the continued service of our senior management and scientific staff and our ability to retain and motivate qualified scientific, senior management, sales and marketing and professional support staff personnel. Our success is also dependent on our retaining our personnel as needs arise in order to successfully commercialize Thelin™ directly or through third parties in countries where Thelin™ is approved. Since receiving marketing approval for Thelin™ from the EC in August 2006, we established sales and marketing and support operations and hired sales representatives in various countries of the EU. Should we experience the loss of key personnel, we may need to hire qualified replacements in management, finance and accounting, human resources, regulatory affairs, legal and other key areas. Additionally, we may need to hire additional personnel in order to successfully commercialize Thelin™ in the EU and Canada and to support third party commercialization in Australia, Greece and Spain. Because of the situation of the Company, this may be difficult to accomplish.
     The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We face intense competition for such personnel from other pharmaceutical companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in attracting, hiring or retaining qualified personnel. Since receiving the Third Approvable Letter, we have lost several employees and we may lose key employees in the future for reasons discussed above. The loss of any of our key employees could adversely affect our business and cause significant disruption in our operations. Additionally, the pending acquisition of us by Pfizer, may have an affect on retaining existing personnel or on our ability to hire additional or replacement personnel.
We have a history of losses and we may never become profitable.
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent a large percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in the EU and Canada. As described below, we expect to continue to invest in our commercial organization in the EU and Canada. Also, while we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™ in the EU, Canada and Australia.

     We believe that the ongoing commercialization of Thelin™ in the EU and commercialization of Thelin™ in Canada will require additional funding due to high levels of sales and marketing expenditures, particularly in the EU. Uncertainties that could materially affect any revenue projections include the market acceptance of Thelin™ in each country in which it is approved, approved pricing and reimbursement policies of governmental entities and other third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, failure to complete the Pfizer acquisition, the timing of competitive product approvals and the breadth of competitive product labeling, currency exchange rate fluctuations and other factors impacting the timing, effectiveness and speed of our commercialization of Thelin™.
     We cannot assure you that we will be able to develop, produce at reasonable cost, obtain regulatory approvals, or market successfully, any of our product candidates, including Thelin™. All of our products require regulatory approval before they may be commercialized. Products, if any, resulting from our research and development programs other than Argatroban and Thelin™, or the use of our approved products in new indications, may not be commercially available for a number of years, if at all, and we cannot assure you that any successfully developed products will generate substantial revenues or that we will ever be profitable.
We may experience significant fluctuations in our operating results.
     We have historically experienced, and expect to continue to experience for the foreseeable future, significant fluctuations in our operating results. These fluctuations are due to a number of factors, many of which are outside of our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:
•	demand for our products and Thelin™ revenues;

•	cost of product sales;

•	achievement and timing of research and development milestones;

•	cost and timing of clinical trials and regulatory approvals for our products;

•	marketing and other expenses;

•	manufacturing or supply disruptions;

•	the timing and completion of our acquisition by Pfizer;

•	the timing of the introduction and market acceptance of new products by us or competing companies;

•	the timing and magnitude of certain research and development expenses; and

•	fluctuations in currency exchange rates.
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
     Our competition for Thelin™ includes prostacyclin analogues as well as other endothelin antagonists. In earlier years, the standard treatment for PAH consisted of intravenous systemic prostacyclin. Today prostacyclin can be administered intravenously, subcutaneously or via inhalation. Epoprostenol, sold under the trade name Flolan® is marketed by Gilead in the U.S. and GSK outside the U.S. Flolan® is administered intravenously via continuous infusion through a central venous catheter and special infusion pump. As a competitive therapy, it is costly and typically reserved by clinicians for patients with the most severe symptoms, WHO or NYHA functional class IV status. Treprostinil, sold under the trade name Remodulin®, is marketed worldwide by Lung Rx, a division of United Therapeutics. Remodulin® is a prostaglandin analog that is required to be administered subcutaneously or intravenously through an infusion pump. It is also being studied for potential use through inhalation. Iloprost, sold under the trade name Ventavis®, is marketed in the U.S. by Actelion. Ventavis® is a synthetic analogue of prostacyclin and is delivered via inhalation for the treatment of PAH in patients classified as WHO Group I with NYHA Class III or IV symptoms. During clinical trials, Ventavis® was administered six to nine times a day.
     In terms of endothelin receptor antagonists (“ETRAs”), bosentan, sold under the trade name Tracleer®, is marketed worldwide by Actelion Ltd. Tracleer® is a twice daily, orally administered, non-selective ET-1 receptor antagonist. It was the first oral agent approved for the treatment of PAH and is indicated in patients with moderate to severe NYHA/WHO functional class III and IV symptoms. Ambrisentan is a once daily orally administered endothelin antagonist. Ambrisentan, sold under the trade name Letairis™, is marketed by Gilead Sciences, Inc. in the U.S. and licensed to GSK in geographies outside the U.S. On February 21, 2008, GSK announced that Volibris® (ambrisentan) had received a positive opinion from the European Committee for Human Medicinal Products (the “CHMP”) for the treatment of PAH in patients classified as WHO Functional Class II and III, to improve exercise capacity. Additionally, GSK stated that it expects approval to be granted by the EC by the end of April 2008.
     Another category of treatment options are Phosphodiesterase Type-5 (“PDE5”) inhibitors. These include sildenafil citrate, sold under the trade name Revatio®, which is marketed worldwide by Pfizer. Revatio® is a specific PDE5 inhibitor indicated for the treatment of PAH (WHO Group I). Sildenafil is also the active ingredient in Viagra®, Pfizer’s erectile dysfunction medication. Sildenafil is an oral agent that is administered three times daily in the treatment of PAH. We believe that PDE5 inhibitors such as sildenafil may be used as first-line and as additive therapy with endothelin antagonists. Tadalafil, sold under the trade name Cialis®, is marketed worldwide by Eli Lilly and Company. Cialis® is another PDE5 inhibitor approved for erectile dysfunction that is also being studied in PAH. Its development status in PAH is unknown at this time.
     We may have competition for TBC3711 in PAH as well as in other indications. A number of companies, including Abbott Laboratories, Astra Zeneca, Gilead and Speedel, have ETRA compounds that have begun clinical trials in areas other than PAH. Abbott is studying atrasentan in studies of several types of prostate cancer. Gilead announced positive Phase IIb trial results of darusentan in resistant hypertension patients and Speedel started Phase III clinical development for SPP301 in diabetic nephropathy.
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
     Our market estimates are based on many assumptions, including, but not limited to, reliance on external primary and secondary market research, our own internal research, publications of our competitors, population estimates, estimates of disease diagnostic rates, treatment trends, sales of similar products and market estimates by third parties. Any of these assumptions can materially impact our forecasts and we cannot assure you that the assumptions are accurate. In addition, our commercial forecasts in some countries include the transition of our current clinical trial patients to Thelin™ commercial supply. We cannot assure you that patients currently receiving Thelin™ in our clinical trials will be prescribed Thelin™ when the clinical trials are terminated, or will remain in the clinical trials until they are terminated.
Historically, we have been dependent on third parties to fund, market and develop our products.
     Historically, we relied on strategic relationships with our corporate partners to provide the financing, marketing and technical support and, in certain cases, the technology necessary to develop and commercialize certain of our product candidates. We have entered into an agreement with Mitsubishi to license rights and technology relating to Argatroban in the U.S. and Canada for specified therapeutic indications. Either party may terminate the Mitsubishi agreement on 60 days notice if the other party defaults on its material obligations under the agreement. Unless terminated sooner due to these termination provisions, the agreement with Mitsubishi expires on the later of the termination of patent rights in a particular country or 20 years after the first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we and Royalty Sub will lose all rights to Argatroban, including the right to receive revenues from the sale of Argatroban.
     We also entered into an agreement with GSK in 1997 whereby we granted an exclusive sublicense to GSK relating to the continued development and commercialization of Argatroban. This agreement provides for the payment of royalties and certain milestone payments upon the completion of various regulatory filings and receipt of regulatory approvals. The agreement generally terminates on a country-by-country basis upon the earlier of the termination of our rights under the agreement with Mitsubishi, the expiration of applicable patent rights, or in the case of certain royalty payments, the introduction of a substantial competitor for Argatroban by another pharmaceutical company. GSK also has the right to terminate the agreement on a country-by-country basis by giving us at least three months written notice based on a reasonable determination by GSK that the commercial profile of the therapeutic indication in question would not justify continued development or marketing in that country. In addition, either we or GSK may terminate our agreement if the other party defaults on its obligations under the agreement, and such default is not cured in 60 days. If our agreement with GSK is terminated, Royalty Sub will no longer receive royalties from GSK’s sales of Argatroban and we may experience delays and incur expenses in attempting to commercialize Argatroban. See “Item 3 — Legal Proceedings” for a discussion of the ANDA filing by Barr with the FDA for generic Argatroban injections and our related patent infringement lawsuit against Barr.
     In 2000, we entered into a worldwide research collaboration and license agreement to discover, develop and commercialize VLA4 antagonists with Schering-Plough. Under the terms of the agreement, Schering-Plough obtained the exclusive worldwide rights to develop, manufacture and market all compounds from our library of VLA-4 antagonists, as well as the rights to a second integrin antagonist. We were responsible for optimizing a lead compound and additional follow-on compounds. Schering-Plough supported our research and reimburses us for costs associated with the worldwide product development program and commercialization of the compound. On June 30, 2004, the research program being conducted by us was completed and Schering-Plough ended their funding of our research on a follow-on compound pursuant to the research agreement. Under the terms of the agreement, Schering-Plough is responsible for further development of VLA-4 antagonists, and in 2005 initiated a Phase I study of TBC4746. In addition to reimbursing research costs, Schering-Plough paid an upfront license fee, paid us development milestones and could pay additional development milestones and royalties on product sales resulting from the agreement. If this agreement is terminated, or if Schering-Plough elects not to further develop TBC4746 or our other compounds, we will lose the rights to receive Schering-Plough’s funding for development milestones and royalties on product sales resulting from the agreement.
     We cannot assure you that we will satisfy the conditions required to obtain additional milestone payments under the existing agreements or that we can prevent the termination of these agreements. We also cannot assure you that we will be able to enter into future strategic alliances or other research collaborations on acceptable terms with Schering-Plough or any pharmaceutical, biotech or other organization, or that we will choose to do so.
Use of our net operating losses for reducing our income tax expenses may be limited.
     At December 31, 2007, we had net operating loss carry forwards for federal income tax purposes of approximately $468.9 million, all of which are currently subject to a valuation allowance such that no deferred tax asset is reflected on our balance sheet with respect to such amounts. Such net operating losses expire during the years 2008 through 2027, of which approximately $7.9 million will expire in 2008.
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
     We would expect that future operating profits earned on sales of Thelin™ in the EU, Canada and Australia, as well as potential future profits realized on U.S. sales of Thelin™ if it is approved in the U.S., may allow us to utilize this net operating loss carry forward in future periods.
     Even if our net operating losses are not subject to the limitations discussed above, we may be subject to the alternative minimum tax due to statutory limitations on the use of such net operating losses in computing this tax.
We may not be able to pay principal or interest on our outstanding Convertible Notes.
     As of December 31, 2007, we had $130 million of our Convertible Notes outstanding, with stated conversion prices considerably higher than our current stock price. The terms of our Convertible Notes do not restrict our use of existing cash, cash equivalents or investments; however we cannot assure you that funds will be available or sufficient in the future to allow payment of interest on our Convertible Notes. Interest is payable on the Convertible Notes semi-annually totaling approximately $3.2 million per year. Currently, our cash, cash equivalents and investments are not sufficient to repay the principal amount of the debt. There are a number of factors that could prevent us from making future interest payments or debt repayment obligations. Some of these factors include, but are not limited to, the following:
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
     On September 21, 2007, Royalty Sub issued an aggregate principal amount of $68 million of its Argatroban Notes to the holders of the Original Argatroban Notes which are secured by, among other things, royalty payments from future sales of Argatroban and by a pledge by us of the equity interest of Royalty Sub. If the royalty payments are insufficient to repay the Argatroban Notes and an event of default occurs under the Indenture governing the Argatroban Notes, in certain circumstances, the royalty payments and the equity interest of Royalty Sub may be foreclosed upon and we could lose the potential to receive future royalty payments after the Argatroban Notes are repaid in full. In addition, in connection with the issuance of the Argatroban Notes, we have made certain covenants to Royalty Sub. If we breach an applicable covenant, we have agreed to pay liquidated damages to the holders of the Argatroban Notes equal to the then outstanding balance of the Argatroban Notes plus accrued unpaid interest thereon. See Note 7 to the Consolidated Financial Statements included herein for a more complete description of the terms of the Argatroban Notes.
Risks Relating To Clinical and Regulatory Matters
The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.
     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S. and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. The process of obtaining and maintaining regulatory approvals is lengthy, expensive and uncertain. It can also vary substantially, based on the type, complexity and novelty of the product. It is not possible to predict how long clinical trials, regulatory filings and the approval processes of the FDA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take, or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval. For example, we licensed rights to Argatroban in 1993, and incurred costs, including preclinical research studies and clinical trials costs of approximately $43 million prior to its approval by the FDA in June 2000 for the treatment of thrombosis in patients with HIT. We are still incurring costs for the development of Thelin™ to achieve U.S. approval, and our costs have already significantly exceeded the cost of developing Argatroban. To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product candidate is safe and effective for the applicable disease. We have failed to obtain FDA regulatory approvals for Thelin™ because the FDA was not satisfied with the efficacy data from our Phase III trials. Similar problems could delay or prevent us from obtaining FDA approvals in the future. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.
     Delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product to meet a regulatory agency’s requirements for safety, efficacy and quality may jeopardize the commercial launch of Thelin™ in the U.S. or other future products of ours, which would have a materially adverse impact on our ability to generate revenue and our ability to secure additional funding. Additionally, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.
     In addition, we, or the FDA or other applicable regulatory agencies, might delay or halt our clinical trials for various reasons, including but not limited to:
•	we or our investigators and clinical trial sites may fail to comply with extensive FDA or other applicable regulatory agency regulations;

•	a product candidate may not appear to be more effective than current therapies;

•	a product candidate may have unforeseen or significant adverse side effects or other safety issues;

•	the time required to determine whether a product candidate is effective may be longer than expected;

•	we may be unable to adequately follow or evaluate patients after treatment with a product candidate;

•	patients may die or experience other significant adverse effects during a clinical trial because their disease is too advanced or because they experience medical problems that may not be related to the product candidate;

•	sufficient numbers of patients may not enroll in our clinical trials; or

•	we may be unable to produce sufficient quantities of a product candidate to complete the trial.
     Any delays or difficulties in obtaining regulatory approvals or clearances for our product candidates may:
•	adversely affect the marketing of any products we develop;

•	impose significant additional costs on us;

•	diminish any competitive advantages that we may attain; or

•	limit our ability to receive royalties and generate revenue and profits.
Legislative or regulatory changes could harm our business.
     The FDA has designated ThelinTM as an orphan drug under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to at least a seven-year exclusive marketing period in the U.S. for that product. In recent years, Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, ThelinTM could face increased competition, which may result in lower sales.
     In addition, the U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of therapeutic products and medical devices; and the amount of reimbursement available from governmental agencies or other third-party payers.
     New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, which relate to health care availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and necessitate revision of our research and development programs.
We depend on third parties to conduct our clinical trials for our product candidates and any failure of those parties to fulfill their obligations could adversely affect our development plans.
     We depend on independent clinical investigators, contract research organizations, hospitals, laboratories and other third party service providers and our collaborators in the conduct of our clinical trials for our product candidates. We rely on these parties for successful execution of our clinical trials in accordance with an agreed protocol but do not control many aspects of their activities. For example, the investigators are not our employees. However, as the sponsor of these trials we are responsible for ensuring that each of our clinical trials is conducted in accordance with the clinical investigational plan, protocols for each clinical trial, good clinical practices and other regulatory requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our agreed protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.
Our clinical trials could take longer to complete and cost more than we expect, which may result in our development plans being significantly delayed.
     We will need to conduct clinical studies of all of our product candidates including an additional Phase III clinical trial for Thelin™ in patients with PAH to address the concerns of the FDA regarding efficacy in the Third Approvable Letter. These Phase III clinical studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in any of our clinical studies could cause us to expend substantial additional funds or to delay or modify our plans significantly, which would harm our business, financial condition and results of operations. The factors that could contribute to such cost, delays or modifications include:
•	the order and timing of clinical indications pursued and the development and financial support from corporate partners; and

•	intense competition in the pharmaceutical market, which may make it difficult for us to obtain enrollment of sufficient patient populations or clinician support to conduct our clinical trials as planned.
     Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials in PAH and other indications that we are targeting and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and other specialists who treat PAH and the geographic concentration of major clinical centers. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate.
Even if we obtain marketing approval, our products will be subject to ongoing regulatory oversight, which may affect the success of our products.
     Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed, or may contain requirements for potentially costly follow-up Phase IV clinical studies. The EMEA has required us to study Thelin in pediatric patients and in combination with sildenafil. These Phase IV requirements are expensive and will require several months to complete. Failure to complete Phase IV requirements can lead to negative regulatory action at the EMEA which can include withdrawal of regulatory approval. After we obtain marketing approval for any product, the manufacturer and the manufacturing and testing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements. The subsequent discovery of previously unknown problems with the product or with the manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. We have not incurred any material expenses related to the post-marketing review of Argatroban; however, post-marketing review and surveillance expenses for Thelin™ will be more significant than those incurred with Argatroban.
     If we or our third party service providers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, withdrawal of product, product recalls, seizure of products, operating restrictions and criminal prosecution.

Risks Related To Ongoing Operations
We may not be able to retain our personnel.
     Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate qualified scientific, management, sales and marketing and professional support staff personnel. The loss of the services of the principal members of our management and scientific staff may impede our ability to bring products to market. Certain members of our management team and scientific staff have employment agreements with us, which provide for initial one-year terms that renew automatically for successive additional one-year periods, unless either party provides notice at least 60 days before the scheduled expiration. We do not maintain key person insurance on any members of our management team and scientific staff. Our success is also dependent on our maintaining and expanding our personnel as needs arise in the areas of research, clinical trial management, manufacturing, sales and marketing, and professional support staff, in order to commercialize our products. In anticipation of receiving regulatory approval to market Thelin™ in the U.S., we hired marketing personnel, a U.S. field sales force, and related management and conducted training in preparation to launch Thelin™ in the U.S. A large number of our commercial and research personnel, including the U.S. field sales force, were terminated as part of the Restructuring implemented after received the Third Approvable Letter from the FDA for Thelin™. See Note 1 to our Consolidated Financial Statements for additional information regarding the Restructuring.
     After we received marketing approval for Thelin™ from the EC, we established sales operations and hired sales representatives in certain countries of the EU. We have had to hire and train other qualified personnel in order to commercialize Thelin™ in the various EU countries and in Canada. We face competition for such personnel from other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel could pose significant risks to our development and progress in achieving our goals.
     We also rely on consultants and advisors to assist us in formulating our research and development strategy. All our consultants and advisors are either self-employed or employed by other organizations and they may have other commitments, such as consulting or advisory contracts with other organizations that may affect their ability to contribute to us.
We have recently experienced significant turnover in senior management.
     Over the past 19 months, we have experienced significant turnover in our senior management team, including the departures of our President and Chief Executive Officer, Chief Financial Officer, Vice President of Clinical Development, Vice President of Finance and Administration, Executive Director of Business Development and Vice President of Sales. We have also eliminated the Chief Operating Officer position. As a result of these changes, we essentially have a new management team. It is not yet possible to assess how effective this management team will be and whether they will be able to accomplish our strategic business objectives. In addition, because we have a relatively small organization, the loss of executive officers or other key employees could adversely affect our operations. Further, changes in senior management are disruptive to the organization and these changes may slow our progress toward our strategic goals.
We may be sued for product liability, which may prevent or interfere with the development or commercialization of our products.
     Because our products and product candidates are new treatments, with limited, if any, past use on humans, serious undesirable and unintended side effects, including death, may arise. We may be subject to product liability claims that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products and seriously impair our financial position. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Under the agreements with Mitsubishi and GSK, we also maintain product liability insurance to cover claims that may arise from the sale of Argatroban. Our existing coverage has policy limits of up to $20 million for claims arising from clinical trials or from the sale of Argatroban or Thelin™. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. If we receive regulatory approval to sell Thelin™ in the U.S., we will need additional product liability insurance coverage, which may not be available on commercially reasonable terms. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for liability arising from the use or sale of our other products, including Thelin™, in the future. Also, this insurance coverage and our cash resources may not be sufficient to satisfy any loss related to product liability claims.
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
     Because of potential liver injury and in an effort to minimize the possibility of fetal exposure, the distribution of Thelin™ in the EU and Canada has been restricted, and it is likely that Thelin™ distribution will be restricted in the U.S., if approved, to physicians, patients and caregivers who have been provided education on these risks. If we are unable to clearly demonstrate that Thelin™

provides an acceptable risk-benefit profile as compared to currently approved therapies, we are not likely to receive regulatory approval to market Thelin™ in the U.S., which would have a material adverse affect on our ability to generate meaningful revenue or achieve profitability.
     Bosentan and ambrisentan also belong to the ETRA class of drugs. The FDA, as a condition for the approval of bosentan and ambrisentan required that these products be distributed via limited access programs. A limited access program or risk minimization access program is a distribution system that seeks to manage the post-marketing risk of an approved medication through: (i) limited distribution of the medication through a number of specialty pharmacy distributors; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; and (vi) an ongoing comprehensive program to monitor, collect, track and report adverse event and other safety related information from patients receiving the medication. We believe that since Thelin™ belongs to the same class of drug as bosentan and ambrisentan, the FDA will require that if Thelin™ is approved, Thelin™ be distributed though a limited access program that may make physician acceptance, patient access and product reimbursement more difficult or delayed.
     As a condition for marketing Thelin™ in the EU, the EMEA imposed conditions regarding the supply and the safe and effective use of Thelin™ in the EU. These conditions include:
•	establishment of a surveillance program and safety database to collect information on patient demographics, adverse reaction and treatment discontinuations; and

•	a controlled distribution system that ensures physicians are trained and are provided with information stating that Thelin™: (i) is teratogenic, therefore pregnancy should be avoided; (ii) requires monitoring of liver function and other blood parameters, and (iii) interacts with other medications, specifically vitamin K antagonists (warfarin) and cyclosporin A.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
     The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. As a publicly traded company we are subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.
Risks Relating to Product Manufacturing, Distribution and Sales
We have limited manufacturing, marketing and sales experience.
     We have limited manufacturing, marketing and product sales experience. If we develop commercially marketable products, and receive regulatory approval for those products, we cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel, as well as significant additional financial resources. The manufacture of pharmaceutical products, both inside and outside the U.S., is highly regulated and complex, and manufacturing, finishing and packaging facilities are subject to oversight and inspections by various governmental authorities. The process of changing or adding a manufacturer or changing a formulation requires prior approval from regulatory authorities and is very time-consuming. If we are unable to manage this process effectively or if an unforeseen event occurs at any facility, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage commercial prospects for our products and adversely affect operating results.
     We are commercializing Thelin™ in most countries of the EU and in Canada through our own specialty sales force and through third parties in Australia, Greece and Spain. As a result, we face a number of additional risks, including:
•	we may not be able to attract, and retain an experienced marketing or sales force;

•	the costs of establishing and maintaining a sales force, and the associated direct and indirect commercial infrastructure costs, may not be justifiable in light of product revenues;

•	our direct sales and marketing efforts may not be successful; and

•	our third party marketing efforts may not be successful.

We cannot assure you that the raw materials necessary for the manufacture of our products will be available in sufficient quantities or at a reasonable cost.
     Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval, the initiation of new development programs or the availability of a sufficient commercial supply of our products to meet demand, each of which could materially impair our competitive position and potential profitability. We cannot assure you that we will be able to enter into any other supply arrangements on acceptable terms, if at all.
Our sublicensee is dependent on a single supplier of Argatroban.
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
We are dependent on a single supplier of Thelin™ API.
     We have contracted with a single supplier for the supply of Thelin™ API. Although the supplier has two manufacturing sites (one in the U.S., one in Europe) capable of producing API for Thelin™, we cannot assure you that this will be adequate to assure uninterrupted supply to satisfy our needs clinical supplies or commercialization. Any disruption in supply could adversely affect our ability to meet the needs of our customers and achieve our financial goals.
We are dependent on a single supplier for tableting of bulk Thelin™ for Canada.
     We have one supplier that provides tableting of bulk Thelin™ API for clinical and commercial supply and injectible formulations for clinical use. Additionally, this supplier is the sole supplier for commercial tableted product for Canada. We have a second supplier that provides tableting and packaging of Thelin™ for commercial use in the EU and Australia. We are applying for approval to utilize this second supplier for commercial product in Canada as well. Any disruption in supply from either supplier could adversely affect our ability to meet the needs of our customers and achieve our financial goals.
We are dependent on third parties to distribute Thelin™ in the EU, Australia and Canada.
     In the EU and other markets where we are commercializing Thelin™, we rely on third parties for importation, warehousing, distribution and other distribution related services. Additionally, we are relying on third parties to market and sell Thelin™ in Australia, Greece and Spain. Failure to successfully establish and maintain our contracts with these third parties, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us could harm our business. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. Any failure by these third parties to pay us for purchases of Thelin™ on a timely basis or at all could have a material adverse effect on our financial position, results of operations and cash flows. Our sales could fluctuate from quarter to quarter based on the buying patterns of these third parties.
     We would be unable to replace some or all of these third parties in a timely manner in the event of a natural disaster, failure to meet regulatory requirements, business failure, strike or other distribution failure. If any of these third parties did not perform for any reason under their respective contracts with us, the distribution of Thelin™ could be interrupted, damaging our results of operations and market position. Since we are also dependent on these third parties for information regarding Thelin™ sales, shipments and inventory, failure of their financial and other reporting systems could also harm our ability to accurately report and forecast product sales and fulfill our regulatory obligations.
Failure of us or our third party contractors, suppliers or service providers to comply with ongoing operational regulations could subject us to regulatory action.
     Our manufacturing, warehousing and distribution operations are subject to ongoing oversight by various regulatory agencies including the FDA, EMEA, local EU governments, the TGA and the TPD. Facilities utilized for manufacturing bulk API, drug tableting, packaging, warehousing and distributing Thelin™ and our other products are subject to FDA, EMEA, local EU governmental, TGA and TPD rules and regulations regarding their procedures and operations and may be inspected or audited for adherence to these rules and regulations. Failure to adhere to cGMPs, and Good Laboratory Practices and other rules and regulations or failure to correct any deficiencies discovered may result in interruption of our supply of product. Third parties are also subject to these rules and regulations and deficiencies discovered that are related to our product or to another company’s product could cause an interruption or our supply of product. The following examples of cGMP regulation is indicative of the oversight and actions that could be taken by regulatory authorities pursuant to which our products are subject.

Regulation by FDA.
     All pharmaceutical manufacturers in the U.S. are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers, over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:
•	initiate court action to seize unapproved or non-complying products;

•	enjoin non-complying activities;

•	halt manufacturing operations that are not in compliance with cGMPs prescribed by regulatory authorities;

•	recall products which present a health risk; and

•	seek civil monetary and criminal penalties.
     Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, would have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our revenue and cash flow.
Regulation by foreign regulatory agencies.
     Regulatory agencies in other countries such as the EMEA, countries of the EU, the TPD and the TGA have similar regulatory authority as the FDA. Since we have operations in other countries outside the jurisdiction of the FDA, we are subject to the oversight of these various other regulatory agencies to assure compliance with their rules and regulations.
Inspection of our contract supplier.
     One of our suppliers of services for tableting and packaging of bulk Thelin™ and of formulated Thelin ™ for injectible use in clinical trials recently received notice of cGMP deficiencies as a result of inspections by the FDA and a foreign regulatory agency. If this supplier is not able to correct the deficiencies on a timely basis, our clinical supply of tableted and injectible drug for clinical use could be disrupted. Additionally, this supplier is the sole supplier for commercial tableted product for Canada. We have a second supplier that provides tableting and packaging of Thelin™ for commercial use in the EU and Australia and we are applying for approval to utilize this second supplier for commercial product in Canada as well. Although we believe that we have an adequate supply of tableted and packaged Thelin™ for commercial use in Canada and an adequate supply for clinical use, we cannot assure you that there will not be a disruption in our supply of clinical product, or commercial product in Canada. Any disruption in supply related to the inability to correct the cGMP deficiencies to the satisfaction of the regulatory agencies could adversely affect our ability to conduct clinical trials or meet commercialization needs in Canada.
Our products, even if approved by the FDA or foreign regulatory agencies, may not be accepted by health care providers, insurers or patients.
     If any of our products, including Thelin™, after receiving marketing approval, fail to achieve or maintain market acceptance, our ability to become profitable or maintain profitability in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide and maintain acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement by government and private third-party payers for our products.
Changes in the health care systems of the U.S. and foreign countries could have a material adverse effect on our business.
     Significant changes in the health care system in the U.S. and in other countries in which we operate could have a material adverse effect on our business and financial performance. In recent years, there have been numerous proposals to change the health care system in many of the countries in which we sell Thelin™. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or limit the pricing or quantity of pharmaceuticals sold. In addition, in many countries government and private third-party payers are increasingly attempting to contain health care costs by limiting both the coverage and the level of reimbursement of drug products. Consequently, the reimbursement status of newly approved health care products is highly uncertain and we cannot assure you that third-party coverage will be available, or that available third-party coverage will enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Our long-term ability to market products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available. Third-party payers are increasingly challenging the prices of medical products and services. Furthermore, inadequate third-party coverage may reduce market acceptance of our products.
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
     We could also incur substantial costs in filing and prosecuting patent claims, in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. See “Item 3 — Legal Proceedings” for a description of the Barr filing of an ANDA with the FDA for generic Argatroban injections and our related patent infringement lawsuit against Barr.
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
     We entered into an agreement in 1993 to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban. Under the agreement, Mitsubishi has the right to bring any suit or action for infringement of the patent rights granted thereunder; provided, however, if Mitsubishi fails to take action with respect to any infringement, we have the right the bring any appropriate suit or action against the infringer based upon any patent with the patent rights granted thereunder that has a claim that specifically covers a licensed product. Either party may terminate the agreement with Mitsubishi on 60 days notice if the other party defaults in its material obligations under the agreement. We are currently in compliance with respect to the material obligations under the agreement. Unless terminated sooner, the agreement with Mitsubishi expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products in a particular country. If our agreement with Mitsubishi is terminated, we and Royalty Sub will lose the rights to Argatroban, including the right to receive revenues from the sale of Argatroban, which would have a material adverse effect on our business and financial condition.
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

Risks Related to Our Common Stock
Our stock price is volatile.
     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may be highly volatile. During the period from January 1, 2005, to December 31, 2007, our stock price has ranged from a low of $0.59 per share (on November 15, 2007) to a high of $13.29 per share (on September 7, 2005). Further information regarding the trading price of our common stock is included herein in Item 5. The following factors, among others, may affect the price of the common stock:
•	governmental regulations and regulatory developments in both the U.S. and foreign countries affecting us or our competitors;

•	fluctuations in our financial results;

•	announcements of technological innovations, clinical trial results, regulatory filings, regulatory approvals, expanded product indications, or the launch of new commercial products by us or our competitors;

•	announcements of actual or potential medical results or risks relating to products either under development or being commercialized by us or our competitors;

•	disputes relating to patents or other proprietary rights affecting us or our competitors;

•	public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

•	general market conditions;

•	fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance;

•	issuances of securities in equity, debt or other financings;

•	trading and possible arbitrage activity related to our outstanding Convertible Notes;

•	sales of common stock by existing stockholders;

•	the perception that such issuances or sales could occur; and

•	the failure to complete the acquisition of us by Pfizer.
Issuance of shares in connection with financing transactions or under stock plans will dilute current stockholders.
     We issued approximately 7.7 million shares of our common stock, and warrants to purchase an additional 7.7 million shares of common stock at a price of $1.95 per share in a registered direct offering in August 2007. We also issued $130 million of our Convertible Notes, which are convertible into approximately 9.3 million shares of our common stock at $13.95 per share. In addition, pursuant to our stock plans, our management, upon approval by our Compensation and Corporate Governance Committee, grants stock awards to our employees, directors and consultants. Stockholders will incur dilution if the Convertible Notes are converted or upon the exercise of any outstanding stock awards or warrants. In addition, if the acquisition of us by Pfizer is not completed and we are permitted to raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will occur.
The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.
     As of February 29, 2008, we have reserved approximately 7.9 million shares of common stock for issuance under our stock incentive plans, approximately 7.7 million shares issuable upon exercise of outstanding warrants and approximately 9.3 million shares issuable upon conversion of our Convertible Notes. The issuance of a significant number of shares of common stock upon the exercise of stock options or the sale of a substantial number of shares of common stock under Rule 144 or otherwise could adversely affect the market price of the common stock.
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
     In connection with the acquisition of us by Pfizer, we have amended the rights plan to provide that Pfizer will not be considered an “acquiring person” under the plan and that the rights plan would otherwise have no effect on the acquisition of us by Pfizer.
     In addition, the severance provisions of employment agreements with certain members of management and certain other key employees could impede an attempted change of control by a third party and result in the entrenchment of management. These provisions include:
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
     In the event of the termination by us without “cause” or by the management team member for “good reason” of all of these members of management within two years of a “change in control” of us, we would be responsible for paying a multiple of such employee’s annual base salary and annual cash bonus and to provide certain benefits for a period of time of up to three years.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     None.
ITEM 2 — PROPERTIES
     In November 2004, we leased 40,730 square feet of office space in Houston, Texas, for our administrative, marketing, clinical development and regulatory departments. The lease expires on December 31, 2008 and has not been renewed.
     We also lease 31,359 square feet of office and laboratory space in a building in Houston, Texas, for our research department, including a 21,621 square foot laboratory facility. The remaining area is being used for clinical development, computer modeling, storage space and additional offices for scientists. This lease expires in December 2008, and can be extended at our option to December 31, 2009.
     We license or lease office space for our European operations in Uxbridge, U.K.; Munich, Germany; Milan, Italy; and Paris, France. The agreements are of varying terms, and may be extended at our option upon prior written notice.
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
     As a result of the dismissals of the foregoing class and derivative lawsuits, there are no longer any pending shareholder lawsuits against the Company.
     On November 19, 2007, we received a Paragraph IV Certification Notice from Barr advising us of the filing of an ANDA with the FDA for a generic version of 100 mg/mL Argatroban injections. We received the notification as the holder of the NDA for Argatroban. Barr’s ANDA seeks approval to market a generic version of Argatroban injections prior to the expiration of the patent covering the drug, U.S. patent no. 5,214,052, which is listed in the Orange Book with an expiration date of June 30, 2014. Barr contends that U.S. Patent No. 5,214,052, is invalid, unenforceable, and/or will not be infringed by Barr’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. Barr has lodged a contention with respect to obviousness, but provided no grounds for alleged unenforceability or noninfringement. On December 28, 2007, we announced that Mitsubishi Chemical Corporation, the patent holder for Argatroban injections, Mitsubishi Tanabe Pharma Corporation, the Company and GSK filed a patent infringement lawsuit in the U.S. District Court for the Southern District of New York against Barr related to Argatroban injections. The commencement of this lawsuit against Barr will automatically stay, or bar, the FDA from approving Barr’s ANDA for 30 months (unless modified by the Court), or until a final district court decision finding the patent invalid, unenforceable, or not infringed, whichever is earlier. We are responsible for sharing equally with Mitsubishi in the costs of this patent infringement lawsuit.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2007.

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

	Year Ending
	2002	2003	2004	2005	2006	2007
Encysive Pharmaceuticals Inc.	100.00	639.29	709.29	563.57	300.71	60.71
NASDAQ Biotechnology Index	100.00	145.96	160.02	187.88	185.11	181.70
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

     Our common stock trades on The NASDAQ Global Market under the symbol “ENCY.” The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by the consolidated transaction reporting system.

	Common Stock
	High	Low
Year ended December 31, 2006
First Quarter	10.00	4.53
Second Quarter	7.24	3.29
Third Quarter	7.21	3.43
Fourth Quarter	7.10	4.12
Year ended December 31, 2007
First Quarter	4.25	2.56
Second Quarter	5.02	1.62
Third Quarter	2.15	1.46
Fourth Quarter	1.68	0.59
     As of March 13, 2008, there were approximately 390 holders of record of our common stock.

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
REPURCHASES OF EQUITY SECURITIES
     None.

ITEM 6 — SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
     The selected financial data set forth below for each of the years in the five-year period ended December 31, 2007, are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our 2007, 2006 and 2005 financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenues	$35,922	$18,995	$14,006	$12,830	$10,951
Expenses:
Cost of sales	2,017	94	—	—	—
Research and development	48,588	64,440	63,496	56,449	26,975
Sales and Marketing	34,422	41,417	15,953	3,171	725
General and administrative	23,957	22,325	12,341	8,378	7,542
Restructuring	15,754	—	—	—	—
Charge for purchase of in-process research and development	—	—	—	—	8,363
Equity in loss of affiliate	—	—	—	—	2,386

Total expenses	124,738	128,276	91,790	67,998	45,991

Operating loss	(88,816)	(109,281)	(77,784)	(55,168)	(35,040)
Investment income, net	2,980	3,811	4,683	1,479	1,379
Interest expense	14,841	3,920	3,111	40	123

Loss from continuing operations	(100,677)	(109,390)	(76,212)	(53,729)	(33,784)

Gain (loss) from discontinued operations	—	—	1,335	(931)	(1,509)

Loss before cumulative effect of change in accounting principle	(100,677)	(109,390)	(74,877)	(54,660)	(35,293)
Cumulative effect of change in accounting principle	—	107	—	—	—

Net loss applicable to common shares	$(100,677)	$(109,283)	$(74,877)	$(54,660)	$(35,293)

Loss from continuing operations per share, basic and diluted	(1.43)	(1.86)	$(1.31)	$(1.00)	$(0.77)

Weighted average common shares used to compute basic and diluted net loss per share	70,375	58,630	57,959	53,942	44,072

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$33,153	$43,798	$127,913	$69,101	$85,488
Working capital	29,358	26,565	111,098	59,356	71,935
Total assets	58,698	63,137	146,702	80,772	94,398
Long-term obligations	189,696	130,000	130,000	1,730	7,610
Stockholders’ equity (deficit)	(150,538)	(93,717)	(10,735)	61,537	74,856

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under the “Cautionary Note Regarding Forward-Looking Statements” herein. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should also consider the items discussed in Item 1A — Risk Factors, included in this Form 10-K. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this discussion after the date of this report.
Executive Summary
     Encysive Pharmaceuticals Inc. is a global biopharmaceutical company that engages in the discovery, development and commercialization of novel, synthetic, small molecule compounds to address unmet medical needs. We focus our research and development programs predominantly on the treatment and prevention of interrelated diseases of the vascular endothelium and exploit our expertise in the area of the intravascular inflammatory process, referred to as the inflammatory cascade, and vascular diseases. We have successfully developed one FDA approved drug, Argatroban, for the treatment of HIT, which is licensed to and marketed by GSK. Our lead drug candidate, Thelin™, for the treatment of PAH, has received marketing authorization in the EU, Canada and Australia. Thelin™ is not approved for marketing in the U.S. We have received three approvable letters from the FDA, and are preparing to conduct an additional Phase III clinical trial in patients with PAH to seek regulatory approval to market Thelin™ in the U.S. We are a multinational company with revenues from an approved product in the EU and Canada, and sales and marketing operations in several EU countries and Canada. We have established central EU commercial operations near London, England with regional sales offices established in Germany, France and Italy. In some markets, we have chosen to use third parties to market and distribute Thelin™ and may use third parties in some markets to provide other services such as reimbursement and/or sales support.
     Following the receipt of the Third Approvable Letter, on June 25, 2007 we announced that we were implementing the Restructuring, to focus our resources on our most promising assets. In the Restructuring, our U.S. sales force and commercial infrastructure and substantially all of our research personnel were terminated. In July 2007, we retained the investment banking firm of Morgan Stanley & Co. Incorporated to assist us in evaluating our strategic alternatives to maximize stockholder value.
     As a result of this evaluation, on February 20, 2008, we entered into the Merger Agreement with Pfizer and Merger Sub. Pursuant to the Merger Agreement, Merger Sub has commenced the Offer on March 4, 2008, to acquire all of the outstanding shares of our common stock at the Offer Price, net to the seller in cash, without interest thereon and less any required withholding taxes, upon the terms and subject to the conditions set forth in the Merger Agreement.
     The Merger Agreement provides that the Offer will remain open for at least 20 business days which may be extended by Pfizer. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us and we will become a wholly-owned subsidiary of Pfizer. At the effective time of the Merger, each issued and outstanding share of our common stock (other than shares of our common stock owned by Encysive, Pfizer or Merger Sub, or held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive the Offer Price, without interest and less any required withholding taxes. The Merger Agreement includes, among other things, customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and applicable foreign antitrust, competition or merger control laws, including those of Germany and Italy, and the satisfaction of a minimum tender condition which requires that more than 50% of the issued and outstanding shares of common stock of Encysive must be tendered to Merger Sub.
     The Merger Agreement also includes customary representations, warranties and covenants of Encysive, Pfizer and Merger Sub. Encysive has agreed to operate its business in the ordinary course until the Merger is consummated. Encysive has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and to certain other restrictions on our ability to respond to such proposals. The Merger Agreement also includes customary termination provisions for both Encysive and Pfizer and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay to Pfizer a termination fee of $7.7 million. For a description of the risks associated with our proposed acquisition by Pfizer and a more complete description of the terms of the Merger Agreement, Offer and Merger, see “Item 1A — Risk Factors — Risks Related to Our Proposed Acquisition by Pfizer” and the following documents filed with the SEC: Form 8-K filed on February 25, 2008, Tender Offer Statement on Schedule TO filed on March 4, 2008, and the Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 4, 2008.

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
•	Revenue from collaborative research and development activities is recognized as services are performed.

•	We defer the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether we continue to have obligations under the terms of the arrangement.

•	License fees received under the terms of licensing agreements for our intellectual property are deferred and amortized into income over the estimated development period of the licensed item or items.

•	Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred.

•	Revenue from sales of Thelin™ is recognized when product is shipped and title transfers to the customer. Sales revenue is reported net of discounts, allowances, and returns, but includes value added tax (“VAT”) charged to customers.
     Amounts received in advance of services being performed under contracts are recorded as deferred revenue, and recognized as services are performed. We periodically evaluate our estimates of remaining development periods, and adjust the recognition of remaining deferred revenues over the adjusted development period remaining.
Share-Based Payments
     At December 31, 2007, we had six stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during year 2006, included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to

January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of FAS 123R resulted in a reduction of net earnings of $2.0 million, or $0.03 per share basic and diluted and $5.3 million, or $0.09 per share basic and diluted, in years 2007 and 2006, respectively, arising from unvested stock options. See Note 9 to the Consolidated Financial Statements included herein for further detail on the impact of FAS 123R on the Company’s Consolidated Financial Statements.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. We capitalize inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or additional delays of approval by regulatory bodies, additional delays in commercialization, or other potential factors. At December 31, 2007 and 2006, we determined, based upon inventory production plans, expiration dates of product on hand and projected future sales, that we should record a reserve for inventory obsolescence of approximately $1.0 million and $0.5 million, respectively. At December 31, 2007 and 2006, we had $3.5 million and $2.3 million, respectively, of capitalized inventory costs, net of the reserve for obsolescence.
Costs Related to Issue of Long-Term Debt
     Costs incurred in the issuance of long-term debt, primarily comprised of initial purchasers’ discounts, legal and other professional fees have been deferred, and will be amortized and reported as a component of interest expense during the periods beginning with the issuance date of the debt securities to the date that we have the ability to call the debt. See Note 7 to the Consolidated Financial Statements for additional information about our long-term debt.
Results of Operations
     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operating results have fluctuated significantly during each quarter and year, and we anticipate that such fluctuations, which are largely attributable to increasing commercialization expenditures, will continue for the next several years. We have been unprofitable to date, and do not expect to become profitable in the near future. We believe additional investment will be necessary to realize the potential of Thelin™ in the EU and Canada, and to conduct an additional Phase III clinical trial with Thelin™ in patients with PAH (“STRIDE-5”) to obtain approval in the U.S. Under the terms of the Merger Agreement with Pfizer, we are obligated to continue to operate our business in the ordinary course until the Merger is consummated.
     We have sustained net losses of approximately $523.0 million from the date of our inception to December 31, 2007. We have primarily financed our operations to date through a series of private placements and public offerings of our common stock, warrants and convertible debt, debt issued by our subsidiary that is secured by royalties on Argatroban and from funds received through our collaborations, research agreements and partnerships. Since late in 2006, our operating expenses have been partially offset by revenues from sales of Thelin™. Royalties on sales of Argatroban are committed to the repayment of the outstanding Argatroban Notes and interest thereon, and are not available to fund our operations.
     We will need additional capital to continue to operate. However, the Merger Agreement prohibits us from selling additional equity or debt securities without Pfizer’s consent. If the acquisition of us by Pfizer is not completed, or if it is delayed into the third quarter of 2008, and if we are unable to raise additional capital immediately, we will not be able to continue to operate as a going concern. See discussion of “Liquidity and Capital Resources” below.
     In April 2005, the stockholders of Revotar, our former majority-owned German subsidiary, agreed to restructure Revotar’s capitalization. Following the completion of the restructuring of Revotar, we no longer have any ownership interest in Revotar and our Consolidated Financial Statements no longer include the results of Revotar. We recorded a gain of approximately $1.7 million upon disposal of our interest in Revotar, which is included in the amount reported under the caption “Gain (loss) from Discontinued Operations” in our financial statements for year 2005. For additional information about Revotar, see Note 14 to the Consolidated Financial Statements included herein.
Year ended December 31, 2007, Compared with Year ended December 31, 2006
Revenues
     Revenues in year 2007 increased $16.9 million, to $35.9 million from $19.0 million in year 2006. Sales of Thelin™ were $12.9 million in 2007 compared with $0.3 million in 2006, as Thelin™ became commercially available in the U.K. and Germany in late 2006 and in France, Ireland, Italy, the Netherlands and Spain throughout 2007. Royalties on sales of

Argatroban by GSK increased $4.3 million, to $21.7 million in 2007 compared with $17.4 million in 2006. Since February 2007, royalties on sales of Argatroban by GSK are used to repay the Argatroban Notes and interest thereon, and are not available to fund our operations until the Argatroban Notes are repaid in full. For additional information about the Argatroban Notes, see Note 7 to the Consolidated Financial Statements.
Cost of goods sold
     Cost of goods sold in year 2007 increased $1.9 million, to $2.0 million from $0.1 million in year 2006 due to higher sales of Thelin™ in 2007. Cost of goods sold is comprised of the costs of manufacturing and distribution of Thelin to customers, and related VAT.
Research and development
     Research and development expenses declined $15.8 million, to $48.6 million in 2007 compared with $64.4 million in 2006. The decreases primarily resulted from the phasing out of the STRIDE-3 safety extension trial in the U.S. and Latin America, a reduction in our on-going regulatory submissions and reductions in U.S. research and development staff due to the Restructuring. While we operate under the Merger Agreement with Pfizer, our research and development activities will be limited to preparing to begin STRIDE-5 and continuing our currently ongoing programs.
Sales and Marketing
     Sales and marketing expenses declined $7.0 million in 2007 compared with 2006. Sales and marketing expenses in 2007 included a reversal of compensation expense of approximately $1.9 million, as a result of the cancellation of unvested stock options and restricted stock due to the Restructuring. We made Thelin™ commercially available in the U.K., Germany, Ireland, the Netherlands, Austria, Luxembourg, France, Italy, Belgium, Sweden, Greece and Spain, and in Canada, and are actively preparing for the commercial launch of Thelin™ in other countries of the EU and in Australia. We have hired a sales force in the U.K., Germany, France, Italy and Canada. While we are operating under the Merger Agreement with Pfizer, we do not intend to make significant changes to our commercial infrastructure, including hiring additional personnel.
General and administrative
     General and administrative expense increased $1.6 million in 2007 compared to 2006. While we have reduced our general and administrative expenses in the U.S., general and administrative expenses have increased outside the U.S. as we have continued to build the infrastructure necessary to commercially support Thelin™ in the EU and Canada. General and administrative expense also includes the costs related to the evaluation of our strategic alternatives by Morgan Stanley and the acquisition of us by Pfizer. We believe the commercial infrastructure in the EU and Canada is substantially complete, and expect general and administrative expenses to remain relatively constant in the near future. While we are operating under the Merger Agreement with Pfizer, we do not intend to make any significant changes to our administrative infrastructure.
Restructuring Expense
     Following the receipt of the Third Approvable Letter from the FDA, on June 25, 2007 we announced the implementation of a strategic restructuring in order to reduce our ongoing expenses and to focus our resources on our most promising assets. As a result, we reduced our U.S. workforce by approximately 70 percent, to about 65 employees. Approximately 150 employees, including the U.S. sales force, were terminated immediately, with a smaller group leaving over the following months. We also eliminated the position of Chief Operating Officer, and have subsequently maintained a smaller workforce in the U.S.
     We provided cash severance payments to employees directly affected by the workforce reduction, and entered into retention agreements providing for the payment of retention bonuses to our U.S. employees who remained with us following the Restructuring. We also entered into retention agreements with employees of our non-U.S. operations. Our retention program was terminated at December 31, 2007, however, and we have no continuing payment obligations under the retention agreements.
     As a result of the Restructuring, we have focused our resources on continued sales and marketing activities of Thelin™ in the EU and Canada; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711 in diagnosed resistant hypertension; continuing the Phase II proof of concept study of Thelin™ as a treatment for DHF, CRD and CABG; and completing activities to maintain the value of our CCR9 compound and our two late stage pre-clinical programs against an undisclosed target.
Total expenses
     Total expenses declined $3.5 million in 2007, compared with 2006. The decrease in total expenses is primarily due to substantially lower U.S. research and development and sales and marketing expenses in 2007, primarily as a result of the Restructuring, partially offset by the costs of the Restructuring, and smaller increases in general and administrative expenses and cost of sales. While we are operating under the Merger Agreement with Pfizer, we anticipate that total operating expenses will remain relatively consistent with those incurred in the fourth quarter of 2007.

Operating loss
     Operating loss in 2007 decreased $20.4 million, due to higher Thelin™ sales and lower expenses compared to 2006. We expect to continue to incur substantial operating losses in the near future.
Investment income
     Investment income in 2007 declined $0.8 million, primarily due to reduced levels of funds available for investment compared with 2006. We expect investment income to substantially decline in 2008 as market rates have declined and our cash resources are substantially lower than in 2007.
Interest expense
     Interest expense increased in 2007 by $10.9 million, to $14.8 million, as a result of the issuance of the Argatroban Notes.
Loss from continuing operations
     Loss from continuing operations decreased $8.7 million in 2007, compared with 2006, due to reduced operating losses, however the reduction in operating losses in 2007 was partially offset by higher interest expense as a result of the issuance of the Argatroban Notes.
Year ended December 31, 2006, Compared with Year ended December 31, 2005
Revenues
     Revenues in year 2006 increased $5.0 million, to $19.0 million from $14.0 million in year 2005. The increase was primarily due to higher royalties earned on higher sales of Argatroban by GSK in year 2006. Royalties increased to $17.4 million, from $12.9 million in 2005. Future royalty revenues from sales of Argatroban will be used to repay the Argatroban Notes, and will not be available to fund our operations until the Argatroban Notes are repaid in full.
     We began pre-license sales of Thelin™ in the U.K. in July 2006 utilizing the services of a third party. After receipt of marketing approval from the EC in August 2006, Thelin™ became commercially available in the U.K. and in Germany during late 2006. We reported sales of Thelin™ in the EU of approximately $0.3 million in 2006.
Cost of Goods Sold
     Cost of goods sold in 2006 of approximately $0.1 million was primarily comprised of the cost to manufacture, tablet and package Thelin™ sold in the EU.
Research and Development Expenses
     Research and development expense in 2006 was comparable to 2005, and was primarily comprised of the costs of STRIDE-3, our ongoing long-term safety study of Thelin™, and with expenses related to various regulatory submissions for Thelin™.
Sales and Marketing Expenses
     Sales and marketing expenses increased to $41.4 million in 2006 from $16.0 million in 2005. The increase was primarily due to costs associated with preparation for the commercial launch in the EU and the anticipated commercial launch of Thelin™ in the U.S. This included the addition of a vice president of European sales and marketing, a European headquarters staff, a sales force in the U.K. and Germany, and a U.S. sales force and related sales launch preparation activities in the EU and U.S.
General and Administrative Expense
     General and administrative expense increased to $22.3 million in 2006, from $12.3 million in 2005. The increase was primarily due to costs associated with the anticipated commercial launch of Thelin™, including increases in staff, in the U.S. and the EU, travel, consulting, legal, patent and other professional services.
Total Operating Expenses
     Total operating expenses increased $36.5 million in 2006, compared with 2005. The increase was primarily due to preparations for the commercial launch of Thelin™ in the EU and the anticipated commercial launch of Thelin™ in the U.S. in 2006.
Operating loss
     Operating loss increased by $31.5 million in 2006 compared with 2005, primarily due to increased operating expenses in 2006.
Investment Income
     Investment income in 2006 declined $0.9 million in 2006 compared with 2005, primarily due to reduced levels of funds available for investment.

Interest Expense
     Interest expense was primarily comprised of interest on the Convertible Notes. Interest expense increased $0.8 million in 2006 compared with 2005, as the Convertible Notes were outstanding for the entire year of 2006 and for nine months in 2005.
Loss from Continuing Operations
     Loss from continuing operations increased $33.2 million in 2006 compared with 2005, primarily due to expenses incurred in 2006 for the commercial launch of Thelin™ in the EU and the anticipated commercial launch of Thelin™ in the U.S.
Gain from Discontinued Operations
     We recorded a gain from discontinued operations in 2005 due to the restructuring of Revotar. For additional information on the restructuring of Revotar, see Note 14 to the Consolidated Financial Statements included herein. In 2005 and 2004, Revotar lost, net of minority interest, $0.4 million and $0.9 million, respectively.
Net Loss Before Cumulative Effect of Accounting Principle
     Net loss before cumulative effect of accounting principle increased $34.5 million compared with 2005, primarily due to expenses incurred in 2006 for the commercial launch of Thelin™ in the EU and the anticipated commercial launch of Thelin™ in the U.S.
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
Net Loss
     As discussed above, in late 2005 we began to build a commercial infrastructure in the U.S. in anticipation of receiving approval to market Thelin™ in 2006. Net loss increased $34.4 million compared with 2005, primarily due to expenses incurred in 2006 for the commercial launch of Thelin™ in the EU and the anticipated commercial launch of Thelin™ in the U.S.
Liquidity and Capital Resources
     While the Consolidated Financial Statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our Consolidated Financial Statements contains a statement relating to their substantial doubt about our ability to continue as a going concern. At December 31, 2007, we had cash and cash equivalents of $33.1 million, and at February 29, 2008, we had cash and cash equivalents of approximately $20.8 million. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, including an equity financing line with Azimuth and a registered direct offering of common stock and warrants; proceeds from the issuance and sale of our Convertible Notes, the Original Argatroban Notes and the currently outstanding Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban and revenues from sales of Thelin™ in the EU and Canada. We could issue common stock, debt, or other securities for gross aggregate proceeds of $38.0 million pursuant to our effective shelf registration statement; however, because the FDA issued the Third Approvable Letter, we believe that additional funding will be significantly more difficult to obtain, and we cannot assure you that such funding will be available on commercially acceptable terms, if at all. In addition, the Merger Agreement prohibits us from selling additional equity or debt securities without Pfizer’s consent. If the proposed acquisition of us by Pfizer is not completed or if the completion of the acquisition is delayed into the third quarter of 2008, and if we are unable to raise significant additional capital immediately, we will not be able to continue to operate as a going concern.
Outlook for 2008
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., which has not occurred, and more recently, in launching Thelin™ in the EU and Canada. When we received the Third Approvable Letter in June 2007, we terminated our U.S. sales force and commercial infrastructure, and substantially all of our research personnel in order to focus our remaining capital resources on the EU, Canada and Australia and on the development of our most promising assets. We currently do not have any drug candidates that are likely to be commercialized in the near future other than Thelin™. We expect to record sales of Thelin™ for 2008 in the range of approximately $40 million to $50 million.
     While the Merger Agreement with Pfizer is pending, we do not intend to initiate any new research and development initiatives, and intend to maintain our commercial and administrative infrastructure. The Merger Agreement with Pfizer prohibits us from selling additional equity or debt securities without Pfizer’s consent. Upon Pfizer’s acquisition of us, Pfizer will assume our change of control repurchase obligations under our Convertible Notes and Pfizer will comply with any payment obligations under the Warrants. For more information about the Warrants, see Note 1 to the Consolidated Financial Statements included herein.
     If the acquisition of us by Pfizer is not completed or if the completion of the acquisition by Pfizer is delayed until the third quarter of 2008, and if we are unable to raise additional capital immediately, we will not be able to continue to operate as a going concern.
Year Ended December 31, 2007 Compared to December 31, 2006
Cash Flows from Operating Activities
     At December 31, 2007, we had cash and cash equivalents of $33.2 million, compared with $43.8 million at December 31, 2006. We used $106.1 million in cash in operating activities in year 2007, compared with $100.5 million in 2006. The primary uses of cash in 2007 were to fund the commercial launch of Thelin™ in the EU and Canada, prepare for the anticipated launch of Thelin™ in the U.S., pay the expenses incurred in the Restructuring, pay the interest on the Convertible Notes and Argatroban Notes, and fund the ongoing working capital requirements necessary to support the commercial sale of Thelin™ in the EU and Canada, fund STRIDE-3, and conduct our development programs for Thelin™, TBC 3711 and our other compounds. The primary operating uses of cash in 2006 were to fund the building of a corporate infrastructure to support the anticipated commercial launch of Thelin™, pay interest on the Convertible Notes, fund our general operating expenses and ongoing research and development programs, reduced by cash received from investment income.
Cash Flows from Investing Activities
     Investing activities in 2007 were limited to the purchase of equipment of approximately $0.3 million, compared to approximately $2.1 million in 2006.
Cash Flows from Financing Activities
     Cash provided by financing activities in year 2007 was $95.7 million, compared with $18.4 million in 2006. On February 6, 2007, Royalty Sub issued an aggregate principal amount of $60.0 million in Original Argatroban Notes for net proceeds of $56.6 million, of which $6.5 million was repaid prior to September 21, 2007, when Royalty Sub issued an aggregate principal amount of $68.0 million of the Argatroban Notes to the holders of the Original Argatroban Notes in consideration for the delivery of the Original Argatroban Notes for contemporaneous redemption and cancellation, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to us of approximately $11.2 million. Approximately $8.6 million of the Argatroban Notes were repaid prior to December 31, 2007. In summary, aggregate gross proceeds from the issuance of the Original Argatroban Notes and the Argatroban Notes was $128 million, of which approximately $68.3 million was redeemed or repaid during 2007. Total expenses associated with the issuance of the Original Argatroban Notes and the Argatroban Notes was approximately $5.2 million.
     Financing activities in 2007 also included net proceeds of approximately $27.1 million from the sale of common stock in a series of draw-downs under the equity financing line with Azimuth, and net proceeds of approximately $14.0 million in a registered direct offering. Financing activities in 2006 consisted of net proceeds from two draw-downs under our equity financing line with Azimuth described below totaling approximately $17.8 million, and approximately $0.6 million proceeds from the exercise of employee stock options.
Contractual Obligations
     At December 31, 2007, our material contractual obligations were comprised of (i) $130 million in 2.5% Convertible Senior Notes, (ii) obligations under our operating lease agreements (see Note 17 to the Consolidated Financial Statements included herein), and (iii) approximately $59.7 million in Argatroban Notes. In addition, we are obligated to make semi-annual interest payments on the Convertible Notes totaling approximately $3.2 million per year.
     As of December 31, 2007, the Company had contractual obligations as follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$189,696	$—	$—	$—	$189,696
Operating leases	2,749	2,233	516	—	—

Total	$192,445	$2,233	$516	$—	$189,696

     Royalty Sub is obligated to repay $59.7 million in Argatroban Notes remaining outstanding at December 31, 2007. See Note 7 to the Consolidated Financial Statements included herein for a more complete description of the terms of the Argatroban Notes.
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
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
     We are exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities in areas outside the U.S. that are denominated in a foreign currency. Most of our assets are located within the U.S., and are not subject to changes in foreign currency exchange rates. Our royalty revenues are denominated in U.S. dollars, however all of our sales revenue and a substantial portion of our operating expense is denominated in foreign currencies, primarily pounds sterling, euros or Canadian dollars. While the effect of changes in foreign currency exchange rates has not had a material effect on our financial results or financial condition to date, we cannot assure you that fluctuations in foreign currency exchange rates will not have a material effect on our future results.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements we are required to include in this Item 8 are set forth in Item 15 of this Form 10-K and are incorporated by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A — CONTROLS AND PROCEDURES
Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “PFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and PFO believe:
          (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure; and
          (ii) that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, our management believes that as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting that is included herein at page F-2.

     Our management, including our CEO and PFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Encysive have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2007.
ITEM 11 — EXECUTIVE COMPENSATION
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2007.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2007.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2007.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated herein by reference to Encysive’s definitive Proxy Statement for the Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2007.

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
     (b) Exhibits
          See Item 15(a)(3) above.
     (c) Financial Statement Schedules
          None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 17th day of March, 2008.

ENCYSIVE PHARMACEUTICALS INC.

By: /s/ George W. Cole
George W. Cole
President, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on the 17th day of March, 2008.

Signature	Title

/s/ John M. Pietruski John M. Pietruski	Chairman of the Board of Directors

/s/ George W. Cole	Director, President and Chief Executive Officer
George W. Cole	(Principal Executive Officer)

/s/ Richard A.F. Dixon Richard A.F. Dixon, Ph.D.	Director and Senior Vice President, Research and Chief Scientific Officer

/s/ Richard A. Goeggel Richard A. Goeggel	Vice President, Finance (Principal Financial and Accounting Officer)

/s/ Ron J. Anderson Ron J. Anderson, M.D.	Director

/s/ J. Kevin Buchi J. Kevin Buchi	Director

/s/ Robert J. Cruikshank Robert J. Cruikshank	Director

/s/ John H. Dillon II John H. Dillon II	Director

/s/ Suzanne Oparil, M.D. Suzanne Oparil, M.D.	Director

/s/ James A. Thomson James A. Thomson, Ph.D.	Director

/s/ James T. Willerson James T. Willerson, M.D.	Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Encysive Pharmaceuticals Inc.:
We have audited the accompanying consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encysive Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Notes 3 and 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair-value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.
/s/ KPMG LLP
KPMG LLP
Houston, Texas
March 17, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Encysive Pharmaceuticals Inc.:
We have audited Encysive Pharmaceuticals Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Encysive Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encysive Pharmaceuticals Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
Houston, Texas
March 17, 2008

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$33,153	$43,798
Restricted cash	244	—
Accounts receivable	9,647	5,211
Other current receivables	1,612	141
Inventory, net of reserve of $1,046 and $496	3,503	2,343
Prepaids	704	1,926

Total current assets	48,863	53,419
Equipment and leasehold improvements, net	5,166	5,976
Deferred debt origination costs, net of accumulated amortization of $5,350 and $1,202	4,493	3,461
Intangible and other assets, net of accumulated amortization of $790 and $685	176	281

Total assets	$58,698	$63,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,872	$3,435
Accrued expenses	16,668	22,133
Deferred revenue	—	1,286

Total current liabilities	19,540	26,854
Long-term debt	189,696	130,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.005 per share. 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. At December 31, 2007, 150,000,000 shares authorized; 81,130,866 shares issued, 80,917,866 outstanding. At December 31, 2006, 150,000,000 shares authorized, 62,660,802 shares issued, 62,447,802 outstanding	406	313
Additional paid-in capital	373,452	329,817
Treasury stock, 213,000 shares at December 31, 2007 and 2006	(1,602)	(1,602)
Accumulated other comprehensive income	161	33
Accumulated deficit	(522,955)	(422,278)

Total stockholders’ deficit	(150,538)	(93,717)

Total liabilities and stockholders’ deficit	$58,698	$63,137

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:

Royalty income	$21,733	$17,386	$12,900
License fees, milestones and grants	1,286	1,288	1,106
Sales	12,903	321	—

Total revenues	35,922	18,995	14,006

Expenses:

Cost of goods sold	2,017	94	—
Research and development	48,588	64,440	63,496
Sales and marketing	34,422	41,417	15,953
General and administrative	23,957	22,325	12,341
Restructuring	15,754	—	—

Total expenses	124,738	128,276	91,790

Operating loss	(88,816)	(109,281)	(77,784)
Investment income	2,980	3,811	4,683
Interest expense	(14,841)	(3,920)	(3,111)

Loss from continuing operations	(100,677)	(109,390)	(76,212)
Gain (loss) from discontinued operations	—	—	1,335

Loss before cumulative effect of change in accounting principle	(100,677)	(109,390)	(74,877)
Cumulative effect of change in accounting principle	—	107	—

Net loss applicable to common shares	$(100,677)	$(109,283)	$(74,877)
Other comprehensive income:
Foreign currency translation:
Unrealized (loss) gain	128	33	—
Less: reclassification adjustment for gains included in net loss	—	—	(189)

Comprehensive loss	$(100,549)	$(109,250)	$(75,066)

Loss per share:
Continuing operations, basic and diluted	$(1.43)	$(1.86)	$(1.31)
Discontinued operations, basic and diluted	—	—	0.02

Net loss per share basic and diluted	$(1.43)	$(1.86)	$(1.29)

Weighted average common shares used to compute net loss per share basic and diluted	70,375	58,630	57,959

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2007, 2006 and 2005
($ in thousands)

						Accumulated
			Additional	Deferred		Other		Total
	Common stock		paid-in	compensation	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	expense	stock	Income	deficit	equity (deficit)
Balance at January 1, 2005	58,131,254	$291	$300,906	$(129)	$(1,602)	$189	$(238,118)	$61,537

Issuance of common stock for stock option exercises	407,948	2	1,737	—	—	—	—	1,739
Issuance of common stock in payment of expenses	61,030	—	687	—	—	—	—	687
Compensation expense related to stock options	—	—	46	—	—	—	—	46
Amortization of deferred compensation expense	—	—	—	322	—	—	—	322
Deferred compensation expense related to stock options	—	—	26	(26)	—	—	—	—
Deferred compensation expense related to issuance of stock	269,166	1	3,000	(3,001)	—	—	—	—
Net loss	—	—	—	—	—	—	(74,877)	(74,877)
Other comprehensive income	—	—	—	—	—	(189)	—	(189)

Balance at December 31, 2005	58,869,398	$294	$306,402	$(2,834)	$(1,602)	$—	$(312,995)	$(10,735)

Reclassification of deferred compensation	—	—	(2,834)	2,834	—	—	—	—
Issuance of common stock for stock option exercises	149,946	1	596	—	—	—	—	597
Deferred compensation expense related to issuance of stock	584,334	3	(3)	—	—	—	—	—
Issuance of common stock in payment of expenses	27,490	—	144	—	—	—	—	144
Cancellation of restricted shares	(56,717)	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	5,295	—	—	—	—	5,295
Amortization of deferred compensation expense	—	—	2,435	—	—	—	—	2,435
Issuance of common stock in a public offering	3,086,351	15	17,782	—	—	—	—	17,797
Net loss	—	—	—	—	—	—	(109,283)	(109,283)
Other comprehensive loss	—	—	—	—	—	33	—	33

Balance at December 31, 2006	62,660,802	$313	$329,817	$—	$(1,602)	$33	$(422,278)	$(93,717)

(continued)
See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2007, 2006 and 2005
($ in thousands)

					Accumulated
			Additional		Other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	Income	deficit	deficit
Balance at January 1, 2007	62,660,802	$313	$329,817	$(1,602)	$33	$(422,278)	$(93,717)

Issuance of common stock for stock option exercises	75,082	—	70	—	—	—	70
Issuance of common stock in payment of expenses	3,577,911	19	141	—	—	—	160
Cancellation of restricted shares	(1,655,734)	(8)	8	—	—	—	—
Compensation expense related to stock options	—	—	2,007	—	—	—	2,007
Amortization of deferred compensation expense	—	—	382	—	—	—	382
Issuance of common stock in a public offering	16,472,805	82	41,027	—	—	—	41,109
Net loss	—	—	—	—	—	(100,677)	(100,677)
Other comprehensive loss	—	—	—	—	128	—	128

Balance at December 31, 2007	81,130,866	$406	$373,452	$(1,602)	$161	$(522,955)	$(150,538)

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(100,677)	$(109,283)	$(74,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048	1,121	1,218
Gain on disposition of discontinued operations	—	—	(1,743)
Loss from discontinued operations	—	—	408
Expenses paid with stock	160	144	687
Stock-based compensation expense	2,389	7,730	368
Loss on disposition of fixed assets and other assets	138	37	118
Amortization of discount/premium on investments	—	—	(14)
Amortization of debt issue costs	4,148	664	538
Decrease in interest receivable included in short-term and long-term investments	—	—	73
Changes in operating assets and liabilities:
Restricted cash	(244)	—	—
Accounts receivable	(4,394)	127	(521)
Other current receivables	(1,421)	—	45
Prepaids	1,234	(243)	(841)
Inventory	(1,160)	(160)	(2,183)
Accounts payable and accrued expenses	(6,072)	695	10,352
Deferred revenue from unrelated party	(1,286)	(1,288)	894

Net cash used in continuing operations	(106,137)	(100,456)	(65,478)
Net cash used in discontinued operations	—	—	(603)

Net cash used in operating activities	(106,137)	(100,456)	(66,081)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(260)	(2,081)	(2,073)
Purchase of investments	—	—	(83,187)
Maturity of investments	—	—	106,100

Net cash provided by (used in) investing activities	(260)	(2,081)	20,840

Cash flows from financing activities:
Borrowing of long-term debt	128,000	—	130,000
Repayment of long-term debt	(68,304)
Proceeds from sale of common stock in registered direct offering	13,967	—	—
Proceeds from sale of common stock under equity financing line	27,142	17,797	—
Debt issue costs	(5,181)	—	(4,663)
Proceeds from option exercises	70	597	1,739

Net cash provided by financing activities	95,694	18,394	127,076

Effect of exchange rate changes on cash	58	28	(52)

Net increase (decrease) in cash and cash equivalents	(10,645)	(84,115)	81,783
Cash and cash equivalents at beginning of year	43,798	127,913	46,130

Cash and cash equivalents at end of year	33,153	$43,798	$127,913

Supplemental schedule of cash flow information:
Interest paid	10,701	3,256	1,626

See accompanying Notes to Consolidated Financial Statements.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Liquidity and Management’s Plans
     The accompanying consolidated financial statements have been prepared assuming that Encysive Pharmaceuticals Inc., a Delaware corporation (“Encysive” or the “Company”) will continue to operate as a going concern. The Company has sustained losses since its formation, and at December 31, 2007 had a stockholder’s deficit of $150.5 million, and had cash and cash equivalents of $33.1 million. Management believes that our existing capital resources will be sufficient to fund the Company’s operations into the third quarter of 2008, taking into consideration the effects of the Restructuring, discussed below. If the acquisition of us by Pfizer is not completed or if the acquisition is delayed into the third quarter of 2008, in order to continue as a going concern, the Company will immediately need to receive significant additional funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.
     Although in 2007 management entered into four financing arrangements, discussed below, to provide additional liquidity, the Company has received all remaining amounts available under these arrangements in 2007, and these arrangements will not provide any additional liquidity in the future. If the acquisition of us by Pfizer is not completed or if the acquisition is delayed into the third quarter of 2008, the Company will immediately require significant additional funding in order to continue to operate. Management believes that under these conditions, additional funding will be significantly more difficult to obtain on commercially acceptable terms, if at all.
     On October 19, 2006, the Company entered into a Common Stock Purchase Agreement (the “Azimuth Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), which provided that, upon the terms and subject to the conditions set forth therein, Azimuth committed to purchase up to $75,000,000 of common stock, or 11,866,851 shares of the Company’s common stock as of October 19, 2006, whichever occurred first, over the 18-month term of the Azimuth Agreement. The Company closed five draw downs under the Azimuth Agreement, and received aggregate gross proceeds of approximately $45.5 million and net proceeds of approximately $44.9 million after deducting estimated offering expenses, of which net proceeds of approximately $27.1 million were received in 2007 and $17.8 million in 2006. The Company has issued to Azimuth the maximum number of shares of the Company’s common stock permitted to be issued under the Azimuth Agreement and the Azimuth Agreement terminated pursuant to its terms.
     On February 6, 2007, the Company’s wholly owned subsidiary, Argatroban Royalty Sub LLC, a Delaware limited liability company (“Royalty Sub”), issued an aggregate principal amount of $60.0 million of its Argatroban PhaRMASM Secured 12% Notes due 2014 (the “Original Argatroban Notes”) to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds from the financing were approximately $56.6 million after transaction costs, of which $10.0 million was withheld from the Company pending confirmation of treaty relief from U.K. withholding tax obligations. The amount withheld, along with earned interest thereon, was released to the Company on June 18, 2007 when tax treaty relief was obtained.
     On September 21, 2007, Royalty Sub issued an aggregate principal amount of $68.0 million of its Argatroban PhaRMASM Secured 18.5% Notes due 2014 (the “Argatroban Notes”) to the holders of the Original Argatroban Notes in consideration for the delivery of the Original Argatroban Notes for contemporaneous redemption, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to the Company of approximately $11.2 million. For additional information about our long-term debt, refer to Note 7.
     On August 20, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors and qualified institutional buyers relating to the offering and sale (the “Offering”) of 7,692,305 units at a price of $1.95 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (each a “Warrant” and collectively, the “Warrants”). The Offering closed on August 21, 2007 (the “Closing Date”) and, without giving effect to the potential exercise of the Warrants, resulted in gross proceeds of approximately $15 million and net proceeds of approximately $14 million, after placement agent fees and other expenses of the Offering. The Purchase Agreement includes customary representations, warranties and covenants made by the Company and the investors, including the agreement by the Company not to issue any shares of the Company’s common stock or any securities convertible into or exchangeable or exercisable for the Company’s common stock for a period of 75 days after the Closing Date, subject to extension. The Company also agreed not to engage in any financing involving a Variable Rate Transaction (as defined in the Purchase Agreement) for a period of one year from the Closing Date. For additional information about our capital stock, refer to Note 8.
     The Company has an effective shelf registration statement on Form S-3, under which it could issue additional common stock, debt, or other securities for gross aggregate proceeds of up to approximately $38.0 million. The shelf registration statement does not provide any assurance that the Company will be able to sell any securities thereunder on commercially acceptable terms, if at all.
     On June 15, 2007, the Company received the Third Approvable Letter from the FDA for Thelin™ (sitaxsentan sodium), which is under review for the treatment of pulmonary arterial hypertension (“PAH”). In the Third Approvable Letter, the FDA stated that Encysive’s development program for Thelin did not demonstrate the evidence of effectiveness needed for FDA approval.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     After receiving the Third Approvable Letter, the Company announced on June 25, 2007 that it was implementing a strategic restructuring (the “Restructuring”), to focus its resources on its most promising assets. In the Restructuring, the Company reduced its U.S. workforce by approximately 70%, to about 65 people. Approximately 150 employees, including the U.S. sales force, were terminated immediately, with a smaller group leaving in the following months. The Company also eliminated the position of Chief Operating Officer.
     In addition, on July 17, 2007, the Company announced that it had retained the investment banking firm of Morgan Stanley to assist the Company in evaluating its strategic alternatives to maximize stockholder value. As a result of that evaluation, we entered into the Merger Agreement with Pfizer and Merger Sub on February 20, 2008, as discussed below.
     While the Company is operating under the terms of the Merger Agreement with Pfizer, discussed below, it is prohibited from issuing additional common stock or incurring additional debt. If the proposed acquisition of us by Pfizer is not completed, or if the proposed acquisition is delayed into the third quarter of 2008, the Company will immediately need to receive significant additional funding to continue to operate. There can be no assurance that additional funding will be available on commercially acceptable terms, if at all.
(2) Proposed Acquisition by Pfizer Inc. (Subsequent Event)
     On July 16, 2007, the Company retained Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to serve as Encysive’s financial adviser to assist the Company in evaluating its strategic alternatives to maximize stockholder value. As a result of that evaluation, on February 20, 2008, Encysive entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pfizer and Explorer Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Pfizer (“Merger Sub”). Pursuant to the Merger Agreement, and subject to its terms and conditions, on March 4, 2008, Merger Sub commenced a tender offer (the “Offer”) to acquire all outstanding shares of our common stock at a purchase price of $2.35 per share (the “Offer Price”) net to the seller in cash, without interest thereon and less any required withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 4, 2008 and in the related Letter of Transmittal, in accordance with the Merger Agreement.
     The Merger Agreement provides that the Offer will remain open for at least 20 business days unless it is extended. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Encysive (the “Merger”) and Encysive will become a wholly-owned subsidiary of Pfizer. At the effective time of the Merger, each issued and outstanding share of our common stock (other than shares of our common stock owned by Encysive, Pfizer or Merger Sub, or held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive the Offer Price, without interest and less any required withholding taxes, as set forth above. The Offer and Merger are subject to customary closing conditions, including the acquisition by Pfizer of more than 50% of Encysive’s outstanding shares in the Offer and the expiration or earlier termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any applicable foreign antitrust, competition or merger control laws, including those of Germany and Italy.
     The Merger Agreement includes customary representations, warranties and covenants of Encysive, Pfizer and Merger Sub. Encysive has agreed to operate its business in the ordinary course until the Merger is consummated. Encysive has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire Encysive and to certain other restrictions on its ability to respond to such proposals. The Merger Agreement also includes customary termination provisions for both Encysive and Pfizer and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Encysive may be required to pay to Pfizer a termination fee of $7,700,000. For a description of the risks associated with our proposed acquisition by Pfizer and a more complete description of the terms of the Merger Agreement, Offer and Merger, see “Item 1A — Risk Factors — Risks Related To Our Proposed Acquisition by Pfizer” and the following documents filed with the U.S. Securities and Exchange Commission: Form 8-K filed on February 25, 2008, the Tender Offer Statement on Schedule TO filed on March 4, 2008, and the Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 4, 2008.
(3) Organization and Significant Accounting Policies
     (a) Organization
     The Company is a global biopharmaceutical company focused on the discovery, development and commercialization of novel synthetic small molecule compounds for the treatment of a variety of cardiovascular, vascular and related inflammatory diseases. Since its formation in 1989, the Company has been engaged principally in research and drug discovery programs and clinical development of certain drug compounds. During the third quarter of 2000, Encysive formed Revotar Biopharmaceuticals AG (“Revotar”), a German corporation, to conduct research and development for novel small molecule compounds and to develop and commercialize Encysive’s selectin antagonists. In May 2005, the Company and the other shareholders of Revotar consummated a restructuring of Revotar whereby the Company’s ownership of Revotar was initially reduced to approximately 14%. Subsequently, Revotar’s other stockholders purchased the Company’s remaining Revotar shares for nominal consideration and the Company no longer has an ownership interest in Revotar. Financial statements included in this annual report on Form 10-K for prior-year periods have been reclassified to reflect this restructuring, and report the results of Revotar under the caption “Gain (loss) on discontinued operations.” For additional information about the restructuring of Revotar, see Note 14. In 2004, the Company established Encysive (UK) Limited, a private company located in the United Kingdom (the “UK”). In 2006, the Company established Encysive Germany GmbH, a private company located in

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Germany; Encysive Canada Inc., a private company formed in Canada; and Royalty Sub. In 2007, Encysive Germany GmbH was renamed Encysive GmbH. In 2007, the Company established Encysive France S.A.S., a private company located in France, Encysive Italy S.r.l., a private company located in Italy; and Encysive Switzerland GmbH, a private company located in Switzerland.
     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product, Argatroban, for which royalty income now goes to Royalty Sub, began during November 2000. Sales of Thelin™ (sitaxsentan sodium) began in the fourth quarter of 2006 in the U.K. and Germany, and in additional European countries and in Canada in 2007.
(b) Basis of Consolidation
     The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), Encysive, L.P. (“ELP”), EP-ET, LLC, Encysive (UK) Limited, Encysive GmbH, Encysive Canada, Inc., Encysive France S.A.S., Encysive Italy S.r.l., Encysive Switzerland GmbH and Royalty Sub. All material intercompany balances and transactions have been eliminated.
(c) Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ from these estimates.
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

	December 31, 2007	December 31, 2006
Cash and cash equivalents:
Demand and money market accounts	$2,374	$807
Corporate commercial paper	30,779	42,991

Total cash and cash equivalents	$33,153	$43,798

     Restricted Cash at December 31, 2007 was comprised of a deposit of approximately $0.2 million into an account with a bank to secure a letter of credit, and cash in Royalty Sub, which is restricted to repayment of the Argatroban Notes.
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
(f) Inventory
     The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. The Company could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Inventory balances are relieved by the First-in First-out method. The effect of sales of inventory is included in cash flows from operating activity on the Consolidated Statements of Cash Flows.
(g) Research and Development Costs
     All research and development costs are expensed as incurred and include salaries of research and development employees, certain rent and related building services, research supplies and services, regulatory filing costs, clinical trial expenses and other associated costs.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Salaries and benefits in the years ended December 31, 2007, 2006 and 2005, of approximately $19,049,000, $20,977,000 and $12,723,000, respectively, were charged to research and development expenses. Payments related to the acquisition of in-process research and development are expensed as incurred.
(h) Net Loss Per Common Share
     Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years 2007, 2006 and 2005, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be antidilutive due to net losses.

	Year Ended December 31,
	2007	2006	2005
Weighted average shares used to compute basic and diluted net loss per common share	70,374,846	58,629,871	57,959,275

	Year Ended December 31,
	2007	2006	2005
Securities convertible into common Stock, not used because the effect would be antidilutive:
Stock options	5,081,422	5,614,455	5,340,142
Unvested restricted stock and phantom units	4,399,662	948,357	441,923
Reserved for conversion of Convertible Notes	9,322,001	9,322,001	9,322,001
Warrants	7,692,305	—	—

Total	26,495,390	15,884,813	15,104,066

(i) Revenue Recognition
     Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company’s intellectual property are similarly deferred and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed. Revenue from sales of Thelin™ is recognized when product is shipped and title transfers to the customer. Sales revenue is reported net of discounts, allowances, and returns but includes value added tax (“VAT”) charged to customers of $1.4 million in 2007, and $0.0 in 2006 and 2005.
(j) Debt Issue Costs
     In 2007, the Company incurred costs, principally comprised of initial purchasers’ discounts and various legal and professional fees, of approximately $5.2 million of which approximately $3.4 million related to the issuance of the Original Argatroban Notes and $1.8 million related to the issuance of the Argatroban Notes. See Note 7. Debt issue costs are deferred, and recognized from the issuance of the Argatroban Notes through the final maturity date of September 30, 2014. Interest expense included approximately $5.2 million in amortized debt issue costs, including approximately $3.2 million in unrecognized costs related to the issuance of the Original Argatroban Notes at the time of their redemption on September 21, 2007. Remaining unamortized debt issue costs related to the Argatroban Notes were approximately $1.7 million at December 31, 2007.
     The Company also incurred costs of approximately $4.7 million related to the issuance of its 2.50% Convertible Senior Notes due 2012 (the “Convertible Notes”) in March 2005. Debt issue costs are deferred, and recognized from the issuance of the Convertible Notes through the date that the Company has the ability to call the Convertible Notes, March 20, 2010. Interest expense in 2007, 2006 and 2005, includes approximately $0.7 million, $0.7 million and $0.6 million, respectively, in amortized

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
debt issue costs. Remaining unamortized debt issue costs were approximately $2.8 million at December 31, 2007. For additional information about the Convertible Notes, see Note 7.
(k) Patent Application Costs
     Costs incurred in filing for, prosecuting and maintaining patents are expensed as incurred.
(l) Intangible and Other Assets
     Intangible and other assets primarily consists of an amount paid for a product approved by regulatory authorities for marketing, which is being amortized on a straight-line basis over its estimated useful life. The Company periodically reviews the useful lives of its intangible and long-lived assets, which may result in future adjustments to the amortization periods. Related amortization expense was approximately $105,000 in the year ended December 31, 2007 and $106,000 in each of the years ended December 31, 2006 and 2005, and management expects it to be approximately $106,000 per year through 2009. Amortization of intangible assets is included in research and development expenses in the consolidated statements of operations and comprehensive loss.
(m) Treasury Stock
     Treasury stock is recorded at cost. No shares were repurchased during the years ended December 31, 2007, 2006 and 2005.
(n) Stock-based Compensation
     At December 31, 2007, the Company had six stock-based compensation plans for employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB25”). Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”), and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The Company recognizes expense related to share-based payments on a straight-line basis over the requisite service period for the entire award. The adoption of FAS 123R resulted in a reduction of net earnings of $2,007,000, or $0.03 per share basic and diluted and $5,294,000, or $0.09 per share basic and diluted, in years 2007 and 2006, respectively, arising from unvested stock options. See Note 9 for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
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

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table illustrates the effect on net loss and loss per share in 2005 if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) to stock-based employee compensation ($ in thousands, except for per share data).

2005
Net loss, as reported	$(74,877)
Add: Stock-based employee compensation expense included in reported net loss	46
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(4,891)
Pro forma net loss	(79,722)

Loss per share:
As reported, basic and diluted	$(1.29)

Pro forma, basic and diluted	$(1.38)

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
(q) (q) Leases
     Certain of the Company’s lease agreements contain periods of rent abatement. The Company amortizes the effect of any such rent abatements over the term of the lease, using the straight-line method.
(r) New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”), which becomes effective for fiscal years beginning after November 15, 2007. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is currently evaluating the impact, if any, that adopting FAS 159 will have on its results of operations and its financial condition.
      In September 2006, the FASB issued FAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Receivables
     Receivables are recorded at the invoiced amount and do not bear interest. Accounts receivable at December 31, 2007 and 2006 was comprised of royalties receivable from GSK on sales of Argatroban, and receivables from customers from sales of Thelin™ in the EU and Canada as follows ($ in thousands):

	December 31, 2007	December 31, 2006
Royalties receivable from GSK	$6,261	$4,890

Sales of Thelin™ to customers	3,386	321

Total accounts receivable	$9,647	$5,211

(5) Inventory
     Inventory balances are determined using the first-in first-out method and are primarily comprised of direct manufacturing costs. Inventory at December 31, 2007 and December 31, 2006 was as follows ($ in thousands):

	December 31,
	2007	2006
Work-in-process	$3,504	$2,448
Finished goods	1,045	391

	4,549	2,839
Reserve for obsolescence	(1,046)	(496)

Net Inventory	$3,503	$2,343

(6) Accrued Expenses
     At December 31, accrued expenses consisted of the following ($ in thousands):

	2007	2006
Accrued compensation and benefits	$4,680	$4,498
Accrued research and development costs	5,961	11,498
Accrued interest on long-term debt	953	953
Accrued sales and marketing costs	1,874	1,676
Reserve for future Argatroban returns	1,448	1,149
Other accrued expenses	1,752	2,359

Total	$16,668	$22,133

(7) Long-Term Debt
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
     On September 21, 2007, Royalty Sub issued the Argatroban Notes to the holders of the Original Argatroban Notes in consideration for the delivery of the Original Argatroban Notes for contemporaneous redemption, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to the Company of approximately $11.2 million.
          The Argatroban Notes were issued pursuant to an Indenture, dated as of February 6, 2007 (the “Original Indenture”), between Royalty Sub and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of September 21, 2007 (the “Supplemental Indenture” and collectively with the Original Indenture, the

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     No trading market exists for the Argatroban Notes, however management believes their fair value approximates their cost basis. The Convertible Notes had fair value of $65.0 million and $102.7 million at December 31, 2007 and 2006, respectively.
(8) Capital Stock
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

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In March 2005, the Company issued the Convertible Notes in the principal amount of $130,000,000. As the Convertible Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Convertible Notes, see Note 7.
     The Company has reserved common stock for issuance as of December 31, 2007, as follows:

Stock option plans	7,916,466
Warrants	7,692,305
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	24,930,772
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
     The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15% or more of its Common Stock by a person or group or commencement of a tender offer for such 15% ownership. The Rights expire on January 2, 2012. In connection with the acquisition of us by Pfizer, we have amended the rights plan to provide that Pfizer will not be considered an “acquiring person” under the plan and that the rights plan would otherwise have no effect on the acquisition by Pfizer.
(9) Share-Based Payments
     The Company has in effect the following stock option plans:
     The Amended and Restated 1990 Incentive Stock Option Plan (“1990 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 22,500 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1990 Plan.
     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 85,050 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1992 Plan.
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock, phantom units and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 312,945 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 337,500 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 5,088,264 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     The 2007 Stock Incentive Plan as amended (“2007 Plan”), allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 2,070,207 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Share-based employee compensation expense related to stock options was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of FAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized in 2006, included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     The adoption of FAS 123R resulted in a reduction of net earnings of $2,007,000, or $0.03 per share basic and diluted, and $5,294,000, or $0.09 per share basic and diluted, in years 2007 and 2006, respectively, arising from unvested stock options.
     The following table summarizes share-based compensation recorded in 2007, 2006 and 2005 ($ in thousands):

	December 31,
	2007	2006	2005
Compensation expense recognized:
From stock options	$2,007	$5,294	$—
From restricted stock and phantom units	382	2,435	368
Cash received from stock options exercised	70	597	1,739
     The fair value of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed over the vesting life of the stock options using the straight-line method. Expected volatility is based on an average of (i) historical volatility of the Company’s common stock, (ii) implied volatility from the Company’s Convertible Notes and (iii) implied volatility from traded options on the Company’s common stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond for the month during which the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding. Share-based awards generally vest over a three-year period, and stock options have a contractual life of ten years.
     The per-share weighted average fair value of stock options granted during 2007, 2006 and 2005 was $1.68, $4.34 and $6.35, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	4.7%	4.1%
Expected volatility	77.6%	64.8%	66.8%
Expected life in years	4.90	3.90	4.91

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the Company’s stock option activity for years 2007, 2006 and 2005, was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Stock Options	Exercise Price	Contractual Term	Thousands)
Outstanding at January 1, 2005	4,585,799	$7.09
Grants	1,324,479	10.89
Forfeited or expired	(162,188)	13.02
Exercises	(407,948)	4.15

Outstanding at December 31, 2005	5,340,142	8.07	6.63	$8,235
Grants	572,958	8.30
Forfeited or expired	(148,699)	10.02
Exercises	(149,946)	3.94

Outstanding at December 31, 2006	5,614,455	$8.14	5.70	$1,496
Grants	1,274,532	2.58
Forfeited or expired	(1,732,483)	7.67
Exercises	(75,082)	0.93

Outstanding at December 31, 2007	5,081,422	$7.01	4.94	$—
Vested and expected to vest in the future at December 31, 2007	5,051,881	$7.03	0.34	$—
Exercisable at December 31, 2007	3,710,334	$7.90	3.71	$—
Available for grant at December 31, 2007	885,657
     The weighted average grant date fair value of options granted and total intrinsic value of options exercised during year 2007, 2006 and 2005, was as follows:

	Year Ended December 31,
	2007	2006	2005
Grant date fair value	$2,139	$2,458	$8,387
Total intrinsic value of options exercised	83	519	2,874
     The fair value of unvested shares of restricted common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. A summary of the Company’s unvested restricted share activity for year 2007, 2006 and 2005 was as follows:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at January 1, 2005	341,571	$3.16
Grants	340,523	11.08
Vested	(229,844)	4.12
Forfeited	(10,327)	6.21

Unvested at December 31, 2005	441,923	8.60
Grants	611,824	7.42
Vested	(173,355)	3.49
Forfeited	(56,717)	8.14

Unvested at December 31, 2006	823,675	8.83
Grants	3,613,128	1.97
Vested	(295,577)	2.18
Forfeited	(1,690,951)	4.48

Unvested at December 30, 2007	2,450,275	$1.85

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company began granting phantom units in 2006 to certain of its non-U.S. employees. The fair value of unvested phantom units is determined based on the closing trading price of the Common Stock on the day before the grant date. A summary of the Company’s unvested phantom unit activity for the years ended December 31, 2007 and 2006, was as follows:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at January 1, 2006
Grants	133,654	$4.10
Vested	—	—
Forfeited	(8,972)	4.18

Unvested at December, 2006	124,682	$4.10

Grants	1,897,606	1.31

Vested	—	—

Forfeited	(72,901)	3.16

Unvested at December, 2007	1,949,387	$1.42
     At December 31, 2007, there was $7.0 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which $2.0 million relates to stock options expected to be recognized over a weighted-average period of 1.3 years, and $4.7 million relates to unvested restricted shares and phantom units expected to be recognized over a weighted average period of 1.3 years.
(10) Income Taxes
     The Company did not incur any Federal income tax expense in any year due to operating losses and the related increase in the valuation allowance.
     The reconciliation of income taxes at the statutory rate of 35% applied to income before taxes is as follows ($ in thousands):

	December 31,
	2007	2006	2005
Computed “expected” tax expense	$(22,109)	$(35,817)	$(26,207)
Effect of:
Permanent differences	(1,564)	(1,052)	(385)
Expiration of loss carry-forwards	1,408	703	30
Increase in valuation allowance	22,265	36,166	26,562

Tax expense	$—	$—	$—

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2007 and 2006, are as follows ($ in thousands):

	December 31,
	2007	2006
Loss carryforwards	$164,104	$141,723
Deferred compensation	3,724	2,958
Start-up costs	13	27
Property, plant and equipment	522	719
Deferred revenue	—	450
Capital loss	36	36
Accrued liabilities	778	1,298
Other	2,905	2,606

Gross deferred tax assets	172,082	149,817
Valuation allowance	(172,082)	(149,817)

Net deferred tax assets	$—	—

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2007 and 2006, the Company had net operating loss carryforwards of $468.9 million and $404.9 million, respectively. The Company has established a valuation allowance for the full amount of the resulting deferred tax assets as management does not believe that it is more likely than not that the Company will recover these assets. Utilization of the Company’s net operating loss carryforwards is subject to certain limitations due to specific stock ownership changes which have occurred or may occur. Approximately $4 million of our loss carryforwards expired in 2007. To the extent not utilized, the carryforwards will expire during the years beginning 2008 through 2027, of which approximately $8 million will expire in 2008.
     The difference between the increase in valuation allowance reported above, and the change in valuation allowance between December 31, 2007 and 2006, reflects the utilization of net operating losses from stock options. Approximately $5.9 million and $5.9 million of the total valuation allowance for years 2007 and 2006, respectively, relate to stock option compensation deductions. The tax benefit associated with stock option compensation deductions will be credited to equity when realized.
     In 2005, the Company cancelled its loan to Revotar in the amount of approximately $3.7 million, including accrued interest. This cancellation was treated as a capital loss in the 2005 provision resulting in a deferred tax asset of $1.9 million; however, when the tax return was filed, it was determined that the cancellation of this loan, and accrued interest, was an ordinary loss. The remaining $0.036 million of capital loss resulted from the disposition of stock in subsidiaries.
     The $0.766 million increase in deferred compensation components of the Company’s deferred tax asset is a result of the Company’s adoption of the provisions of FAS 123R.
     The accrued liabilities component of the Company’s deferred tax asset includes an adjustment for capitalized legal fees relating to patent expense for 2007 in the amount of approximately $1.2 million, resulting in a deferred tax asset of $0.437 million. There was an adjustment in 2006 for legal fees in the amount of $0.824 million, resulting in a deferred tax asset of $0.288 million.
     The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and was effective for fiscal years beginning after December 15, 2006. The Company analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adopting FIN 48, there was no change to beginning retained earnings.  As of December 31, 2007, there were no unrecognized tax benefits.
(11) Equipment and Leasehold Improvements
     Equipment and leasehold improvements consist of the following ($ in thousands):

	December 31,
	2007	2006
Furniture and equipment	$13,080	$13,017
Leasehold improvements	4,805	4,794

	17,885	17,811

Less accumulated depreciation and amortization	12,719	11,835

	$5,166	$5,976

     Depreciation and amortization expense related to equipment and leasehold improvements was $741,000, $1,015,000 and $1,113,000 in years 2007, 2006 and 2005, respectively.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes research and development of pharmaceutical products. As a result of the restructuring of Revotar in 2005, revenues from Revotar, located in Germany, have been included in the gain or loss from discontinued operations on the Company’s statements of operations. The following table summarizes the Company’s long-lived assets in different geographic locations ($ in thousands):

	December 31,
	2007	2006
Long-lived assets:
United States	$9,592	$6,038
Europe	246	219

Total	$9,838	$6,257

     The following table summarizes the Company’s revenues in different geographic locations ($ in thousands):

	Year Ended
	2007	2006	2005
Revenues:
United States	$23,019	$18,674	$14,006
Europe	12,307	321	—
Other	596	—	—

Total Revenues	35,922	18,995	14,006

Europe – discontinued operations	—	—	57
     The Company’s revenues are primarily derived from two collaboration customers, and commercial sales of Thelin™ in the EU and Canada. The following table summarizes the Company’s sources of revenues from its principal customers ($ in thousands):

	Year Ended
	2007	2006	2005
Customers:
GSK	$21,733	$17,386	$12,900
Schering-Plough	1,286	1,288	1,106
Commercial Sales	12,903	321	—

Total	$35,922	$18,995	$14,006

(13) Research and License Agreements
     The Company received reimbursement for certain research costs pursuant to its agreements with GSK (Note 15), Schering-Plough Ltd. and Schering Corporation (collectively “Schering-Plough”) and Revotar (Note 14).
     (a) Mitsubishi-Pharma Agreement
     Encysive has entered into an agreement with Mitsubishi Pharma Corporation (“Mitsubishi”), to license Mitsubishi’s rights and technology relating to Argatroban and to license Mitsubishi’s own proprietary technology developed with respect to Argatroban (the “Mitsubishi Agreement”). Under the Mitsubishi Agreement, the Company has an exclusive license to use and sell Argatroban in the U.S. and Canada for all specified indications. The Company is required to pay Mitsubishi specified royalties on net sales of Argatroban by the Company and its sublicensees after its commercial introduction in the U.S. and Canada. GSK is also obligated to pay Mitsubishi royalties on sales of Argatroban. As of December 31, 2007, the Company had paid Mitsubishi approximately $3,380,000 in royalty payments under the Mitsubishi Agreement. The Company has also paid Mitsubishi a $500,000 milestone payment under the Mitsubishi Agreement. No additional milestone payments are payable to Mitsubishi under the Mitsubishi Agreement.
         Either party may terminate the Mitsubishi Agreement on 60 days notice if the other party defaults in its material obligations under the agreement. Unless terminated sooner pursuant to the above-described termination provisions, the Mitsubishi Agreement expires on the later of termination of patent rights in a particular country or 20 years after first commercial sale of products. If the Mitsubishi Agreement is terminated, the Company and Royalty Sub would lose all rights to Argatroban, including the right to receive revenues from the sale of Argatroban. Under the Mitsubishi Agreement, Encysive has access to a formulation patent granted in 1993, which expires in 2014 and a process patent that expires in 2017. The Mitsubishi composition of matter patent on Argatroban has expired.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During 2000, Encysive signed an additional agreement with Mitsubishi that provides Encysive with royalties on sales of Argatroban in certain European countries. In conjunction with the Mitsubishi Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of net sales received as a result of the agreement.
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
     In June 2002, the Company achieved a milestone under the Schering-Plough agreement as a result of the nomination of an initial candidate for Schering-Plough’s further development. In March 2005, the Company achieved a $2 million milestone under the Schering-Plough agreement.
(14) Discontinued Foreign Subsidiary
     Encysive formed Revotar in 2000 to conduct research and development of novel small molecule compounds and to develop and commercialize selectin antagonists, including bimosiamose. In April 2005, the stockholders of Revotar agreed to restructure Revotar’s capitalization. Revotar’s stockholders other than the Company contributed additional funds to Revotar, and the Company’s ownership was reduced to approximately 14% of the outstanding common stock of Revotar. Revotar’s other stockholders subsequently purchased the remaining shares of Revotar common stock owned by the Company for nominal consideration. The Company no longer has an ownership interest in Revotar. Upon the funding of Revotar by the other stockholders, the Company licensed its worldwide rights to bimosiamose and certain follow-on compounds to Revotar for which it could receive future royalty payments from Revotar in the event that these compounds are subsequently approved and commercialized, or licensed to a third party. Further, the Company agreed to cancel its outstanding loan, and accrued interest thereon, of approximately $3.7 million. The transaction became effective in May 2005, upon contribution of the additional capital by Revotar’s other stockholders. Following the completion of the restructuring of Revotar, the Company’s consolidated financial statements no longer include the results of Revotar. The Company recorded a gain of approximately $1.7 million upon its disposal of Revotar, which is included in the amount reported under the caption “Gain (loss) from discontinued operations” in the Company’s financial statements for 2005.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Prior to the restructuring of Revotar, Revotar had assets of approximately $1.0 million, and liabilities, not including the note payable to Encysive, of approximately $2.5 million. Revotar’s revenues and pretax losses (net of minority interest), reported in discontinued operations for year 2005 was as follow ($ in thousands):

2005
Revenues	$57
Pretax loss (net of minority interest)	(408)
Pretax gain on disposal	1,743
(15) Commercialization Agreement
     In connection with Encysive’s development and commercialization of Argatroban, in August 1997, Encysive entered into a Product Development, License and CoPromotion Agreement with GSK (the “GSK Agreement”) whereby GSK was granted exclusive rights to work with Encysive in the development and commercialization of Argatroban in the U.S. and Canada for specified indications. GSK paid $8.5 million in upfront license fees during August 1997, a $5 million milestone payment in October 1997, and a $7.5 million milestone payment in June 2000. The parties have also formed a joint development committee to analyze the development of additional Argatroban indications to be funded 60% by GSK except for certain Phase IV trials which shall be funded entirely by GSK. At this time, GSK has no plans to conduct development work for additional indications and in February 2007 the Company has agreed, in conjunction with the issuance of the Argatroban Notes, not to exercise its joint development or copromotion rights. GSK has the exclusive right to commercialize all products arising out of the collaboration, subject to the obligation to pay royalties on net sales to Encysive and to the rights of Encysive to co-promote these products through its own sales force in certain circumstances. As of December 31, 2006, the Company had received approximately $48.2 million in royalty payments from GSK under the GSK Agreement. Encysive will retain the rights to any indications which GSK determines it does not wish to pursue (such as ischemic stroke), subject to the requirement that Encysive must use its own sales force to commercialize any such indications. Any indications which Encysive elects not to pursue will be returned to Mitsubishi. In conjunction with the GSK Agreement, a consulting firm involved in negotiations related to the agreement will receive a percentage of all consideration received by Encysive as a result of the agreement.
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
     The GSK Agreement generally terminates on a country-by-country basis upon the earlier of the termination of Encysive’s rights under the Mitsubishi Agreement, the expiration of applicable patent rights or, in the case of royalty payments, the commencement of substantial third-party competition. GSK also has the right to terminate the agreement on a country-by-country basis by giving Encysive at least three months written notice at any time before GSK first markets products in that country based on a reasonable determination by GSK that the commercial profile of the product in question would not justify continued development in that country. GSK has similar rights to terminate the GSK Agreement on a country-by-country basis after marketing has commenced. In addition, either party may terminate the GSK Agreement on 60 days notice if the other party defaults in its obligations under the agreement. If the GSK Agreement is terminated, Royalty Sub would no longer receive royalties from GSK’s sales of Argatroban.
     In February 2007, the Company sold its right to receive royalties on sales of Argatroban by GSK to Royalty Sub. GSK will pay all future royalties to Royalty Sub until the Argatroban Notes are repaid. See Note 1 and Note 7 for additional information.
(16) 401(k) Plan
     The Company adopted a 401(k) plan which became effective on September 1, 1993. Under the plan, all employees with three months of service are eligible to participate in the plan and may contribute up to 60% of their compensation, with a maximum of $15,000 per employee in 2007. The Compensation Committee of the Board of Directors approved an employer matching contribution of $0.50 for each dollar of employee contributions up to 6% of salaries and the 401(k) plan was amended effective January 1, 2001. The Compensation Committee approved matching contributions on the catch-up contribution made by employees 50 years of age or older by the end of the plan year and the 401(k) plan was amended effective January 1, 2002. Total cost of the employer match was $448,000, $542,000 and $218,000 in 2007, 2006 and 2005, respectively.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) Commitments and Contingencies
     (a) Employment agreements
     The Company has entered into employment agreements with certain U.S. officers and key employees and with all of its non-U.S. employees. Additionally, the Company has signed agreements with 11 of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to 12 months to three years of annual base salary and annual cash bonus, if any. The annual base salary and annual cash bonus portion of the agreements would aggregate approximately $9.1 million at the rate of compensation in effect at December 31, 2007. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of 12 months to three years and reimbursement of certain legal expenses in conjunction with the agreements. The employment agreements with non-U.S. employees do not contain “change of control” provisions, but provide for payments upon termination without cause of annual base salary of three to twelve months depending upon employee ranking.
     (b) Lease Agreements
     In November 2004, the Company leased 40,730 square feet of office space in Houston, Texas, for the Company’s administrative, marketing, clinical development and regulatory departments. The lease expires on December 31, 2008, and can not be extended. The Company’s prior lease of 15,490 square feet of office space in Bellaire, Texas, which housed its administrative, marketing, clinical development and regulatory departments, expired July 31, 2005.
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
     In 2006, the Company signed agreements to license or lease office space for its European operations in Uxbridge, U.K. and Munich, Germany, and in 2007 licensed or leased office space in Milan, Italy and Paris, France. The agreements are of varying terms, and may be extended at the Company’s option upon prior written notice.
     The Company may require additional space to accommodate future research and laboratory needs as necessary to bring products into development and clinical trials. In addition, the Company may require additional office space to support the commercial launch of Thelin™ in Europe.
     For the years ended December 31, 2007, 2006 and 2005, rent and related building services totaled approximately $2,875,000, $1,613,000 and $1,686,000, respectively.
     At December 31, 2007, the Company’s minimum aggregate commitments under long-term, non-cancelable operating leases are as follows ($ in thousands):

Minimum
Aggregate
Commitments
2008	$2,233
2009	177
2010	177
2011	162
2012 and thereafter	---

$2,749

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

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On November 19, 2007, we received a Paragraph IV Certification Notice from Barr Laboratories Inc. (“Barr”) advising us of the filing of an abbreviated new drug application (“ANDA”) with the FDA for a generic version of 100 mg/mL Argatroban injections. We received the notification as the holder of the new drug application (“NDA”) for Argatroban. On December 28, 2007 we announced that Mitsubishi Chemical Corporation, the patent holder for Argatroban injections, Mitsubishi Tanabe Pharma Corporation, the Company and GSK filed a patent infringement lawsuit in the U.S. District Court for the Southern District of New York against Barr Laboratories, Inc. (“Barr”) related to Argatroban injections. Barr’s ANDA seeks approval to market a generic version of Argatroban injections prior to the expiration of the patent covering the drug, U.S. patent no. 5,214,052, which is listed in the Orange Book with an expiration date of June 30, 2014. Barr contends that U.S. patent no. 5,214,052, is invalid, unenforceable, and/or will not be infringed by Barr’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. Barr has lodged a contention with respect to obviousness, but provided no grounds for alleged unenforceability or noninfringement. The commencement of this lawsuit against Barr will automatically stay, or bar, the FDA from approving Barr’s ANDA for 30 months (unless modified by the Court), or until a final district court decision finding the patent invalid, unenforceable, or not infringed, whichever is earlier. We are responsible for sharing equally with Mitsubishi in the costs of the patent infringement lawsuit.
(d) Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. Most of the Company’s assets are located within the U.S., and are not subject to changes in foreign currency exchange rates. Royalty revenues are denominated in U.S. dollars, however all sales revenue and a substantial portion of operating expense is denominated in foreign currencies, primarily pounds sterling, euros or Canadian dollars. While the effect of changes in foreign currency exchange rates has not had a material effect on the Company’s financial results or financial condition to date, management believes that fluctuations in foreign currency exchange rates could have a material effect on the Company’s future results.
(e) Other Contingencies
     Like other publicly-held biopharmaceutical companies, the Company is subject to other contingencies, including legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, shareholder class actions, patent infringement and product liability. The Company may be involved in legal actions from time to time. The Company has used various substances in its research and development which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Quarterly Financial Data (Unaudited)
     The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	Unaudited – See Accompanying Accountant’s Report
	Year Ended December 31, 2007
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$5,408	$8,937	$8,785	$12,792
Gross profit	5,408	8,937	8,785	12,792
Operating loss	(28,659)	(31,968)	(17,200)	(10,989)
Loss before cumulative effect of change in Accounting principle	(29,908)	(33,872)	(22,523)	(14,374)
Net loss	(29,908)	(33,872)	(22,523)	(14,374)

Net loss per share data:
Basic and diluted	$(0.49)	$(0.50)	$(0.32)	$(0.18)

	Year Ended December 31, 2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	June 30	September 30	December 31
Total revenues	$3,561	$3,662	$6,332	$5,440
Gross profit	3,561	3,662	6,318	5,360
Operating loss	(30,396)	(28,145)	(25,332)	(25,408)
Loss before cumulative effect of change in Accounting principle	(30,077)	(28,038)	(25,474)	(25,801)
Net loss	(29,970)	(28,038)	(25,474)	(25,801)

Net loss per share data:
Basic and diluted	$(0.51)	$(0.48)	$(0.44)	$(0.44)
     Because of the method used in calculating per share data, the quarterly per share data will not necessarily total to the per share data as computed for the year. Periods prior to the restructuring of Revotar have been restated to reflect the status of Revotar as a discontinued operation, with no change in reported net loss.

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit
2.1	•	Agreement and Plan of Merger, dated February 20, 2008, among Pfizer Inc., Explorer Acquisition Corp. and Encysive Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 25, 2008).

3.1	•	Restated Certificate of Incorporation of Encysive Pharmaceuticals Inc. dated September 17, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

3.2	•	Certificate of Amendment to Certificate of Incorporation of Encysive Pharmaceuticals Inc., dated May 11, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-125154) filed with the Commission on May 23, 2005).

3.3	•	Amended and Restated By-laws of Encysive Pharmaceuticals Inc. adopted September 6, 1996 (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 1996, filed with the Commission on November 13, 2006).

3.4	•	Amendment to Article II of By-laws adopted June 29, 2000 (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

4.1	•	Rights Agreement, dated as of January 2, 2002, between Encysive Pharmaceuticals Inc. and The Bank of New York, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 1 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.2	•	First Amendment dated February 21, 2008 to the Rights Agreement, dated as of January 2, 2002, between Encysive Pharmaceuticals Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 25, 2008).

4.3	•	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Company’s Form 8-A (Commission File No. 000-20117) filed with the Commission on January 3, 2002).

4.4	•	Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005).

4.5	•	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on March 17, 2005).

4.6	•	Indenture, dated as of February 6, 2007, between Argatroban Royalty Sub LLC and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 12% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 8, 2007).

4.7	•	First Supplemental Indenture, dated as of September 21, 2007, between Argatroban Royalty Sub LLC and U.S. Bank National Association, as Trustee, including the form of Argatroban PhaRMASM Secured 18.5% Notes due 2014 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on September 21, 2007).

4.8	•	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 23, 2007).

10.1+	•	Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended)).

10.2+	•	Ninth Amendment dated February 15, 2008 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 19, 2008).

10.3+	•	Termination Agreement dated March 21, 2003, between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.4+	•	Separation Agreement and Release dated July 12, 2007, between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 16, 2007).

10.5+	•	Termination Agreement dated March 17, 2003, between Encysive Pharmaceuticals Inc. and Richard A. F. Dixon (incorporated by reference to Exhibit 10.6 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.6+	•	Termination Agreement dated as of October 24, 2005, between Encysive Pharmaceuticals Inc. and Gordon H. Busenbark (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 1, 2005).

Exhibit
Number		Description of Exhibit
10.7+	•	Termination Agreement dated as of October 25, 2005, between Encysive Pharmaceuticals Inc. and George W. Cole (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 14, 2005).

10.8+	•	Letter Agreement dated June 24, 2007, between Encysive Pharmaceuticals Inc. and George W. Cole (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on June 26, 2007).

10.9+	•	Termination Agreement dated as of June 2, 2003, between Encysive Pharmaceuticals Inc. and Derek J. Maetzold (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on September 11, 2003).

10.10+	•	Termination Agreement dated as of March 22, 2004, between Encysive Pharmaceuticals Inc. and D. Jeffrey Keyser (incorporated by reference to Exhibit (e)(7) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.11+	•	Termination Agreement dated as of September 8, 2005, between Encysive Pharmaceuticals Inc. and Paul S. Manierre (incorporated by reference to Exhibit (e)(8) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.12+	•	Letter Amendment re Manierre Termination Agreement dated as of July 20, 2007, between Encysive Pharmaceuticals Inc. and Paul S. Manierre (incorporated by reference to Exhibit (e)(9) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.13+	•	Termination Agreement dated as of January 2, 2008, between Encysive Pharmaceuticals Inc. and Richard A. Goeggel (incorporated by reference to Exhibit (e)(10) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.14+	•	Form of Indemnification Agreement between Encysive Pharmaceuticals Inc. and its officers and directors dated March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2001, filed with the Commission on March 29, 2002).

10.15+	•	Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.16+	•	Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.17+	•	Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.18+	•	1995 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.19+	•	Amendment to the 1995 Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.20+	•	Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

10.21+	•	Amendment to the 1995 Non-Employee Director Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.22+	•	Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan, dated March 6, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-41864) filed with the Commission on July 20, 2000).

10.23+	•	Amendment to the Encysive Pharmaceuticals Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 14, 2003).

10.24+	•	Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 7, 2004).

10.25+	•	Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

10.26+	•	Form of Option Agreement for Non-Qualified Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

Exhibit
Number		Description of Exhibit
10.27+	•	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees without a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission December 12, 2005).

10.28+	•	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees with a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission December 12, 2005).

10.29+	•	Encysive Pharmaceuticals Inc. 2007 Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142764) filed with the Commission on May 9, 2007).

10.30+	•	Forms of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.31+	•	Forms of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.32+	•	Form of Restricted Stock Awards for Employees With a Termination Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.33+	•	Form of Restricted Stock Awards for Employees Without a Termination Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.34+	•	Retirements Benefits Policy for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission January 31, 2006).

10.35+	•	Retirements Benefits Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission January 31, 2006).

10.36+	•	Form of Retention Agreement for Remaining Employees, including Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 9, 2007).

10.37+	•	2007 Severance Pay Plan (incorporated by reference to Exhibit (e)(11) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File no. 000-20117) filed with the Commission on March 4, 2008).

10.38	•	Lease Agreement dated, February 24, 1995, between Encysive Pharmaceuticals Inc. and Doctors Center, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.40	•	Third Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.41	•	Lease Agreement dated February 20, 2002, between Encysive Pharmaceuticals Inc. and FRM West Loop Associates #6, LTD (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.42	•	Lease Agreement dated November 18, 2004, between Encysive Pharmaceuticals Inc. and W9/LWS II Real Estate Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 24, 2004).

10.43	•	Fourth Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2005, filed with the Commission on March 13, 2006).

10.44*	•	Sublicense and License Agreement dated May 27, 1993, between Encysive Pharmaceuticals Inc. and Genentech, Inc., together with exhibits (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1993, and incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A-1 (Commission File No. 0-20117) for the quarter ended June 30, 1993).

10.45*	•	Agreement between Mitsubishi Chemical Corporation, Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.46*	•	Product Development License and Co-Promotion Agreement between Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.47*	•	License Agreement between Encysive Pharmaceuticals Inc. and Revotar Biopharmaceuticals AG. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed on June 27, 2005).

Exhibit
Number		Description of Exhibit
10.48*	•	Research Collaboration and License Agreement between Encysive Pharmaceuticals Inc. and Schering-Plough LTD. dated June 30, 2000 (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.49*	•	Research Collaboration and License Agreement between Encysive Pharmaceuticals Inc. and Schering Corporation dated June 30, 2000 (incorporated by reference to Exhibit 99.9 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.50	•	Common Stock Purchase Agreement between Encysive Pharmaceuticals Inc. and Azimuth Opportunity Ltd. dated October 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on October 20, 2006).

10.51	•	Securities Purchase Agreement dated August 20, 2007, between Encysive Pharmaceuticals Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 23, 2007).

14.1	•	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2005, filed with the Commission on March 13, 2006)

21.1†	•	Subsidiaries of the Registrant.

23.1†	•	Consent of Independent Registered Public Accounting Firm.

31.1†	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2†	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1†	•	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	•	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

†	Filed herewith.