Form 10-K/A
period 2007-12-31
ENCYSIVE PHARMACEUTICALS INC
filed 2008-03-27
CIK 887023

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
4848 Loop Central Drive, Suite 700
Houston, Texas 77081
(713) 796-8822
(Address and telephone number of principal executive offices and zip code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.005 per share Preferred Stock Purchase Rights	The NASDAQ Global Market The NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
Documents incorporated by reference:
None.

EXPLANATORY NOTE
          Encysive Pharmaceuticals Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 (this “Amendment”) solely for the purpose of providing the information required by Part III of Form 10-K not previously provided by the Company in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008 (the “Original Form 10-K”). According to General Instruction G(3) to Form 10-K, we hereby amend the Original Form 10-K to include the information required by Part III of Form 10-K. This Amendment does not attempt to modify or update any other disclosures set forth in the Original Form 10-K, except as required to reflect the additional information included in Part III of this Amendment. Any capitalized terms used in this Amendment without definition shall have the meaning ascribed to them in the original Form 10-K.
Part III
Item 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers of the Company
          Set forth below are the name, age and position of each of our directors and executive officers as of February 29, 2008.

Name	Age	Position

John M. Pietruski	74	Chairman of the Board of Directors
George W. Cole	58	President, Chief Executive Officer and Director
Richard A. F. Dixon, Ph.D.	54	Senior Vice President, Research, Chief Scientific Officer and Director
Ron J. Anderson, M.D	61	Director
J. Kevin Buchi	52	Director
Robert J. Cruikshank	77	Director
John H. Dillon, II	65	Director
Suzanne Oparil, M.D.	66	Director
James A. Thomson, Ph.D.	63	Director
James T. Willerson, M.D.	68	Chairman of the Scientific Advisory Board and Director
Richard A. Goeggel	56	Vice President, Finance and Treasurer
D. Jeffrey Keyser, RPH, MPA, J.D.	54	Vice President, Regulatory Affairs
Derek J. Maetzold	46	Vice President, Marketing and Sales
Paul S. Manierre, J.D., LL.M.	53	Vice President, General Counsel and Secretary
          The following are biographies of each of our current directors and executive officers, including present principal occupation or employment, and material occupations, positions, offices or employment during the past five years. To our knowledge, none of our current directors or executive officers (i) has been convicted in a criminal proceeding during the last five years, (ii) was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, (iii) has been adverse to us or any of our subsidiaries in a material legal proceeding, or (iv) has a material interest adverse to us or any of our subsidiaries.
          John M. Pietruski has served as our Chairman of the Board since May 1990. Mr. Pietruski has served as President of Dansara Company, a private investment-consulting firm, since 1988. He served as Chairman of the board of directors and Chief Executive Officer of Sterling Drug Inc., a pharmaceutical company, from 1985 to 1988 and as President and Chief Operating Officer from 1983 to 1985. Mr. Pietruski currently serves as a director, chair of the nomination and governance committee and member of the compensation committee of PDI, Inc., a publicly held company, and as a director of Trial Card, Inc. and Xylos Corporation, which are privately held companies. Mr. Pietruski received a B.S. degree with honors in Business Administration from Rutgers University, where he graduated Phi Beta Kappa.
          George W. Cole has served as our President and Chief Executive Officer and as a member of the Board since June 2007. Prior to that Mr. Cole served as our Chief Operating Officer since November 2005. From 1992 to 2005, he served as President of Altana Pharma U.S. Mr. Cole received his B.S. in Pharmacy from the University of Louisiana and his M.B.A. from the University of Evansville.
          Richard A.F. Dixon, Ph.D. has served as our Senior Vice President, Research and Chief Scientific Officer since March 2000 and as a member of the Board since July 1990. Dr. Dixon served as our Vice President, Research from December 1992 to March 2000 and as Scientific Director and Director of Molecular Biology from July 1990 to December 1992. Dr. Dixon joined us after serving as a Director and Head of Molecular Biology at Merck Sharp &

Dohme Research Laboratories, a division of Merck & Co., Inc., from 1988 to July 1990. In addition, Dr. Dixon serves as a Professor of the Department of Internal Medicine at The University of Texas Medical School at Houston. Dr. Dixon is the author or co-author of more than 100 scientific papers and has invented twelve patented therapeutic technologies. He received a B.S. degree from Texas A & M University, graduating cum laude, and received a Ph.D. in Virology from the Baylor College of Medicine.
          Ron J. Anderson, M.D. has served as a member of the Board since December 1997. He has been President and Chief Executive Officer of Parkland Health & Hospital System since 1982. Parkland is the general public hospital for Dallas County, Texas and the primary teaching hospital for The University of Texas Southwestern Medical Center at Dallas. He previously served as Parkland’s Medical Director for Ambulatory Care and Emergency Services. He served concurrently as head of the Division of Ambulatory Care, which became the Division of General Internal Medicine under his guidance in the Department of Internal Medicine at Southwestern. Dr. Anderson has remained on the faculty of the Medical School as Professor of Internal Medicine. Dr. Anderson is also a director of Parkland Foundation and Texans Care for Children. He is the Chief Executive Officer and serves on the board of directors of Parkland Community Health Plan and is an advisory board member of Texas Health Choice. Dr. Anderson is also Chairman of the Texas Hospital Association, a member of the board of directors of the National Association of Public Hospitals and the National Public Health and Hospital Institute. In 1997, he was elected to the Institute of Medicine of the National Academy of Sciences. He has authored and co-authored more than 200 articles on medicine, ethics, and health policy. Dr. Anderson received his medical degree from the University of Oklahoma and his pharmacy degree from Southwestern Oklahoma State University where he was selected as a Distinguished Alumnus in 1987.
          J. Kevin Buchi has served as a member of the Board since June 2004. He has served as Executive Vice President, Finance and Chief Financial Officer of Cephalon, Inc. since April 1996, and previously held several financial positions with Cephalon, Inc., including Controller, since joining the company in March 1991. Cephalon, Inc., a NASDAQ-traded company, discovers, develops and markets innovative products to treat neurological and sleep disorders, cancer and pain. He previously worked at E.I. duPont de Nemours and Company, at PricewaterhouseCoopers as a senior auditor, and at Eastman Kodak Co. as a production chemist. Mr. Buchi is also a director and member of the audit committee of Lorus Therapeutics Inc., a publicly-traded biotechnology company. He is a graduate of Cornell University with a B.A. in Chemistry and a minor in Economics, and holds an MBA from Kellogg Graduate School of Management at Northwestern University. He is also a Certified Public Accountant.
          Robert J. Cruikshank has served as a member of the Board since May 1993. Mr. Cruikshank was a senior partner at Deloitte & Touche LLP from 1989 until retiring in March 1993. Mr. Cruikshank was a partner, office-managing partner and member of the board of directors of the predecessor firms to Deloitte & Touche LLP in Houston from 1968 until 1989. He is a trustee of the Ray C. Fish Foundation and the Texas Medical Center. He also serves as a director of MAXXAM Incorporated and Weingarten Realty Investors. Mr. Cruikshank is a past Chairman of the American Heart Association, is active at the affiliate levels and is a past Regent of the University of Texas System. Mr. Cruikshank received a B.A. in Economics and Accounting from Rice University and completed the Advanced Management Program at Harvard University.
          John H. Dillon, II has served as a member of the Board since November 2004. Before retiring at the end of 2003, Mr. Dillon held the position of Executive Vice President, Corporate Development at Auxilium Pharmaceuticals, Inc., a NASDAQ-traded specialty pharmaceutical company. As Senior Vice President, Marketing of Auxilium from 2002 to 2003, he managed all pre-launch and launch activities for the company’s first commercial product, Testim®. Prior to joining Auxilium, Mr. Dillon served with MDS, Inc. as Senior Vice President, Drug Discovery and Development in 2001; Acurian, Inc. (formerly Intertrials.com) as Senior Vice President, Sales and Marketing in 2000; Omnicare CR (formerly IBAH, Inc.) as Executive Vice President from 1995 to 1999 and as Senior Vice President, Corporate Development from 1994 to 1995; United Medical Corporation as Senior Vice President, Corporate and Regulatory Affairs in 1994; and as CEO of Research Data Corporation (a United Medical subsidiary) from 1992 to 1993, and as Senior Vice President, Corporate Development from 1991 to 1994. Prior to working with United Medical, Mr. Dillon served in various positions at SmithKlineBeecham Corporation, including Vice President and Director of Worldwide Business Development. Mr. Dillon is a director of NuPathe, Inc., a private specialty pharmaceutical company. He is also a director of CureDM, Inc., a private biotechnology company. He is a graduate of Lafayette College with a B.A. in History and a minor in Pre-Medical, and holds an MBA from The Wharton School of the University of Pennsylvania in General Management and Public Finance.

          Suzanne Oparil, M.D. has served as a member of the Board since May 1999. She has been a Professor of Medicine since 1981, Director of Vascular Biology and Hypertension since 1985, and Professor of Physiology and Biophysics since 1993, in the Division of Cardiovascular Disease at The University of Alabama at Birmingham. She has served as President of the American Federation of Clinical Research. Dr. Oparil is also a member of the American Society of Clinical Investigation, the Association of American Physicians and the Institute of Medicine of the National Academy of Sciences. In addition, she has held advisory positions with the National Institutes of Health, including membership on a number of task forces, advisory committees and peer review committees. Dr. Oparil was a past President of the American Heart Association and is an active volunteer at both the national and affiliate levels. She was a recipient of the University of Alabama President’s Achievement Award in 1995. Dr. Oparil has an extensive bibliography in clinical cardiology and hypertension, including over 500 journal articles, books and book chapters. Dr. Oparil received her medical degree from Columbia University, College of Physicians and Surgeons in 1965.
          James A. Thomson, Ph.D. has served as a member of the Board since May 1994. He has been President and Chief Executive Officer of the RAND Corporation since 1989 and has served the institution in a variety of roles beginning in 1981. He is also a member of the board of trustees of the RAND Corporation. The RAND Corporation is a non-profit institution that seeks to improve public policy through research analysis in such areas as national defense, education and health. He also serves as a director of AK Steel Holding Co., a publicly held company, and Object Reservoir, a privately held company. From 1977 until 1981, he served on the National Security Council at the White House. From 1974 until 1977, Dr. Thomson served as an operations research analyst in the Office of the Secretary of Defense, the Pentagon. Dr. Thomson is the author of numerous scholarly articles and reports on defense and scientific subjects. Dr. Thomson graduated from the University of New Hampshire in 1967 and received an M.S. and Ph.D. in Physics from Purdue University.
          James T. Willerson, M.D. has served as Chairman of our scientific advisory board since January 1990 and has been a member of the Board since May 1990. Dr. Willerson was appointed in March 2001 to serve as President of The University of Texas — Houston Health Science Center and is also a professor at this institution. He served as the Chairman of the Department of Internal Medicine at The University of Texas Medical School at Houston from 1989 to 2001. In 1995, he was appointed Medical Director of the Texas Heart Institute, Houston, Texas. He was Chief of Cardiology of Parkland Memorial Hospital in Dallas, Texas from 1975 to 1989, director and principal investigator of The University of Texas Southwestern Medical School Ischemic Heart Disease, Specialized Center of Research, in Dallas from 1975 to 1989, director of the cardiology division at The University of Texas Southwestern Medical School from 1977 to 1989, and professor of medicine and professor of radiology from 1979 to 1989. He also served as co-director of the Bugher Molecular Biology and Cardiology Research Center at The University of Texas Health Science Center in Dallas from 1986 to 1989. Dr. Willerson has published nearly 850 manuscripts and has been editor or co-editor of 24 textbooks. He was selected for membership in the Institute of Medicine of the National Academy of Science in 1998, and named “Distinguished Scientist” of the American College of Cardiology for 2000 and the American Heart Association in 2003. In 1961, Dr. Willerson received a B.A. degree from The University of Texas at Austin, graduating Phi Beta Kappa. In 1965, he received an M.D. from the Baylor College of Medicine, graduating as a member of Alpha Omega Alpha. Dr. Willerson’s medical and cardiology training was undertaken at the Massachusetts General Hospital, Boston, Massachusetts.
          Richard A. Goeggel has served as our Vice President, Finance since October 2007 and as Treasurer since September 2006. Prior to that, he served as our Corporate Controller since joining us in May 2001. Mr. Goeggel holds an A.B. in Economics as well as an M.B.A. in Accounting and Finance from Cornell University. He is also a Certified Public Accountant.
          D. Jeffrey Keyser, RPH, MPA, J.D. has served as our Vice President, Regulatory Affairs since April 2004. Mr. Keyser joined us after serving as Vice President, Development and Regulatory Affairs at Adams Laboratories, Inc. from 1998 to 2004. Mr. Keyser received his B.S. in Pharmacy and his Juris Doctorate degree from Creighton University. Mr. Keyser also holds a Masters in Public Affairs and Administration from the University of Missouri at Kansas City.
          Derek J. Maetzold has served as our Vice President, Sales and Marketing since June 2003. Before joining us, Mr. Maetzold served in various capacities for Schering-Plough Corporation from 1999 to June 2003, including Senior Director — Business Development, Director — Marketing, Allergy Business Unit and Director — Marketing Planning, Ezetimibe and Clarinex. From 1998 to 1999, he served as Account Supervisor for Integrated

Communications Corporation, a healthcare focused advertising company. Mr. Maetzold received his bachelor’s degree in Biology from George Mason University.
          Paul S. Manierre, J.D., LL.M. has served as our Vice President, General Counsel since October 2005 and as our Secretary since September 2006. Mr. Manierre joined us after serving as Associate General Counsel for Eisai Inc., the wholly-owned U.S. subsidiary of Eisai Co., Ltd., from March 1995 to September 2005. Mr. Manierre practiced law at the law firm of Graham & James, in New York City from September 1987 to February 1995. Mr. Manierre received his B.A. in U.S. History from Earlham College. Mr. Manierre also received his Juris Doctorate degree from DePaul University College of Law and an LL.M. degree from the University of Washington School of Law.
Compliance With Section 16(a) of the Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock, par value $0.005 per share (the “Common Stock”) with the SEC and to furnish us a copy of each filed report.
          To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.
Code of Ethics
          We have adopted a Business Ethics Policy that applies to all of our employees, as well as each member of the Board. The Business Ethics Policy is available at the “Investor Relations — Corporate Governance” section of our website at http://www.encysive.com. We intend to post amendments to or waivers from the Business Ethics Policy (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website.
Corporate Governance — Nominating Committee
          Director Nominations Process
          Director nominating functions are handled by the Compensation and Corporate Governance Committee (the “Compensation Committee”) pursuant to its charter. This charter is available at the “Investor Relations — Corporate Governance” section of our website at http://www.encysive.com.
          As discussed below, our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our annual meeting of stockholders. Historically, we have not had a formal policy concerning stockholder recommendations to the Compensation Committee, or its predecessors, other than the provisions contained in our Bylaws. To date, we have not received any recommendations from stockholders requesting that the Compensation Committee, or any predecessor, consider a candidate for inclusion among the Compensation Committee’s slate of nominees; therefore, we believe that no formal policy, other than the provisions contained in our Bylaws, concerning stockholder recommendations is needed.
          In evaluating director nominees, the Compensation Committee considers the following factors:
•	the appropriate size of our Board;

•	our needs with respect to the particular talents and experience of our directors;

•	the knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	familiarity with the healthcare industry;

•	experience with accounting rules and practices; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.
          The Compensation Committee’s goal is to assemble a Board that brings us a variety of perspectives and skills derived from high-quality business and professional experience.
          Other than the foregoing, there are no stated minimum criteria for director nominees, although the Compensation Committee may also consider such other factors as it may deem are in the best interests of Encysive and our stockholders. The Compensation Committee does, however, believe it appropriate for at least one member of the Board to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of the Board meet the definition of “independent director” under NASD rules. The Compensation Committee also believes it appropriate for certain key members of our management to participate as members of the Board.
          The Compensation Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or the Board decides not to re-nominate a member for re-election, the Compensation Committee identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Compensation Committee and Board are polled for suggestions as to individuals meeting the criteria of the Compensation Committee. Research may also be performed to identify qualified individuals. In the past, we have also engaged third parties to identify, evaluate or assist in identifying potential nominees. The Board may also decide not to replace a member of the Board not standing for re-election.
          Our Bylaws provide that nominations for the election of directors may be made by any stockholder entitled to vote in the election of directors. However, a stockholder may nominate a person for election as a director at a meeting only if written notice of such stockholder’s intent to make such nomination has been given to our Secretary as described in the “Stockholder Proposal Information” section of the proxy statement for the annual meeting of stockholders for the prior year. Each notice must set forth: (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (b) as to the stockholder giving the notice (i) the name and address, as they appear on Encysive’s books, of such stockholder and (ii) the class and number of shares of Common Stock that are beneficially owned by such stockholder and that are owned of record by such stockholder.
The Audit Committee and Audit Committee Financial Expert
          During the year ended December 31, 2007, the members of the Audit Committee were J. Kevin Buchi, Robert J. Cruikshank (Chair), John H. Dillon, II and Suzanne Oparil. The Board has determined that Robert J. Cruikshank is an audit committee financial expert under applicable SEC rules. Under Rule 4200 of the NASD, all of the members of the Audit Committee were and are independent. The Audit Committee operates under a written charter adopted by the Board. The Audit Committee met eleven times during 2007.
          The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial reports and other financial information provided by us to any governmental body or the public; reviewing our system of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established, and our auditing, accounting and financial reporting processes generally; reviewing the independence and performance of our independent auditors; and providing an open avenue of communication among the independent auditors, financial and senior management, and the Board. The Audit Committee also has the sole authority and responsibility to appoint, select, evaluate, and where appropriate, replace our independent auditors.

Item 11 — EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Primary Objective of Executive Compensation
          The primary objective of our compensation policies and programs is to maintain and administer a market-competitive total compensation plan to attract, motivate, reward and retain a well-qualified workforce to drive our success. Consistent with our Compensation Committee’s objectives, our overall compensation plan is designed to strengthen the commonality of interests between our employees, especially our executives, and our stockholders, to pay our executives competitively, and to tie their compensation to our success as a whole and to their individual contributions to our success.
          We refer to our president and chief executive officer, our vice president, finance and treasurer and our three other most highly compensated executive officers during 2007 as our named executive officers. Our named executive officers are part of our leadership team that we will refer to as our executives in this discussion.
Our Compensation Philosophy
          Consistent with the objective of strengthening the commonality of interests between our executives and stockholders, the Compensation Committee believes that a significant portion of the overall compensation package for each executive should include components that link the executive’s compensation to our overall performance. The Compensation Committee further believes that our compensation plan should be designed to reward superior performance and to provide financial penalties for below-market performance. Consistent with that design objective, and the goal of attracting, motivating and retaining executives of high caliber and ability who will drive our success, the Compensation Committee attempts to establish a fair and reasonable compensation package for each executive that is competitive relative to the executive’s peers, both inside and outside the Company.
          We believe that our base salaries are an important element of our executive compensation plan because they provide our executives with a steady income stream that is not contingent solely on annual results. We utilize annual cash incentives to reward all of our employees, including executives, when we achieve certain corporate goals and when the individual achieves their personal written performance goals. We believe that the immediacy of these cash incentives, in contrast to our long-term incentive compensation grants of equity, provides a significant incentive to our executives towards achieving their respective annual individual goals, and thus our corporate level goals. We also utilize long-term incentive compensation in the form of grants of restricted stock and stock options. Only our executives are eligible to receive stock options, and typically their long-term incentive compensation is divided equally between grants of restricted stock and stock options. The Compensation Committee believes that stock options provide our executives with an additional link to long-term corporate performance and strengthen the commonality of interests between the executives and our stockholders.
Role of the Compensation Committee
          Our Board has delegated to our Compensation Committee oversight of the broad range of matters surrounding the compensation of management, including recommending to the Board the compensation for our chief executive officer and approving the compensation and employee benefits for our other executives and employees. The specific duties of the Compensation Committee with respect to compensation of personnel, as outlined in its charter, include:
•	Review and recommend to the Board corporate goals and objectives relevant to our executives’ compensation (annual salary and incentives) and annually evaluate each executive’s performance in light of those goals and objectives.

•	Review and recommend to the independent directors (as defined by NASD and SEC rules) of the Board for their approval the compensation and benefits for the chief executive officer and any employment agreements, or amendments thereto, for the chief executive officer.

•	Review and approve compensation and benefits for executives, other than the chief executive officer.

•	Review and approve all employment agreements and all amendments to such agreements for executives other than the chief executive officer.

•	Review and approve on an annual basis the annual compensation pool for our employees (other than the executives). Once the annual compensation pool is approved, direct the chief executive officer, with the assistance of the other executives, to determine the annual compensation increases for each employee (other than the executives).

•	Review and approve the grant of all incentive awards in accordance with our incentive plans, and administer such incentive plans.

•	Review and recommend to the Board the significant personnel compensation policies and benefit programs and major changes thereto, and our long-range planning for executive development and succession.

•	Review and recommend to the Board policies on management perquisites.
          To accomplish our business objectives, the Compensation Committee, with the assistance of our management, attempts to structure our compensation plans to create an incentive for our executives to effectively manage and lead us to achieve our business objectives, reward high performance, promote accountability and strengthen the commonality of interests between our executives and stockholders.
Our Compensation Plan
          During 2005, to prepare for our shift from a primarily research and development based company to a global commercial enterprise, we undertook a review and restructuring of our overall compensation plan for all of our employees. This included major revisions to our executive compensation plan. Our new compensation plan was developed by management and approved by the Compensation Committee on June 27, 2005.
          To assist us in revising and designing our compensation plan, in the first quarter of 2005, we retained Aon Consulting, a well-known and experienced compensation consulting firm. They conducted a study to assist us in developing an overall compensation plan for our work force and developing formalized policies with respect to the determination of the compensation philosophy, structures, salary ranges and the various elements of total compensation. Aon utilized various sources of compensation reports and surveys including Radford Benchmark Compensation Report, ECS/Watson Wyatt Salary Surveys, Economic Research Institute Salary Surveys, Mercer Compensation Reports and Towers Perrin Surveys. Aon used data from these sources to benchmark the various compensation elements for existing and proposed executive and technical positions against biotechnology and pharmaceutical companies of comparable size. Data from twenty to several hundred companies were utilized depending upon the particular position being evaluated. Aon also referenced general sources of information that included economic and compensation data for the local geographic area to determine compensation for non-industry specific positions. The compensation study included determination of salary grade levels, base salary, cash incentive targets as a percentage of base salary, target percentage and dollar value ranges for long-term equity incentive compensation and other employee benefits. We review and update this comparative compensation data every other year.
          Following the review of comparative compensation data in 2007 for all employees, we targeted the salary structures for our employees at the 50th percentile of the market data in the study and annual cash incentive and long-term incentive targets at the 40th percentile of the market data. These levels were chosen following iterative discussions with Aon after considering our stated objectives for the new compensation plan, the market data described above, our existing compensation structure and our budgetary objectives. In order to recruit, retain and create an incentive for key individuals, our Compensation Committee may, however, determine that it is in our best interest to offer compensation above or below these levels, after considering an individual’s particular background, training, prior relevant work experience and other factors.
          Primary Elements of Our Compensation Plan
          Our compensation plan for executives consists of three primary elements and certain other compensation.
(i)	Base Salary (disclosed in the “Summary Compensation Table” below under the “Salary” column).

(ii)	Annual Cash Incentive (disclosed in the “Summary Compensation Table” below under the “Non-Equity Incentive Plan Compensation” column).

(iii)	Long-Term Incentive Compensation that is comprised of shares of restricted Common Stock and stock options (disclosed in the “Summary Compensation Table” below under the “Stock Awards” and “Option Awards” columns, respectively).

          Other Compensation
          Our executives are currently entitled to participate in our welfare plans (including healthcare, term life, accidental death and disability insurance plans and 401(k) plan), to receive paid time off for vacation and sickness and to participate in other benefits to the same extent as our other employees. Certain additional benefits may be provided to employees, including executives, such as relocation and temporary living expenses, car allowance and tax gross-up of certain taxable elements of compensation, such as relocation, on a case-by-case basis.
          Performance Goals
          Our management and the Compensation Committee have implemented an annual performance management system. Under this system, performance goals are determined and set forth in writing in the fourth quarter of each calendar year for the upcoming fiscal year for the corporation as a whole, each corporate department and individually for each of our executives. These performance goals are reviewed and approved by the Compensation Committee, except that the performance goals for the company as a whole are reviewed and approved by the Board upon the recommendation of the Compensation Committee. Annual salary increases, annual cash incentives and annual long-term incentive compensation are tied to the achievement of corporate, department and individual performance goals.
          We perform an interim assessment of the performance goals at the end of the second quarter of each calendar year to determine individual, department and corporate progress against the previously established goals and to make any adjustments to the goals for the remainder of the year based on changing circumstances.
          Corporate Goals
          Corporate goals target the achievement of a variety of specific commercial, research, clinical, regulatory, financial and operational milestones. On December 13, 2006, the Board reviewed and approved the annual corporate goals for 2007. Our corporate goals for 2007 included the achievement of sales goals for North America and the rest of the world; achieving certain outlicensing goals; development milestones for TBC3711 and certain other compounds in our research and development pipeline; financial targets related to the expense budget; and facility planning. Following the interim assessment of the performance goals at the end of the second quarter, our Board approved new goals for the second half of 2007 in light of our changed circumstances as a result of receiving the third approvable letter for Thelin™ (the “Third Approvable Letter”) from the U.S. Food and Drug Administration (the “FDA”) on June 15, 2007. The original corporate goals approved in December 2006 assumed that ThelinTM would be approved by the FDA and therefore had corresponding sales goals in the U.S. and associated expense targets for a commercial launch in the U.S. In addition, on June 20, 2007, the Board authorized a strategic restructuring (the “Restructuring”) in order to focus its resources on its most promising assets following our receipt of the Third Approvable Letter. As a result, approximately 150 U.S. employees, including the sales force, were terminated on June 25, 2007. Taking into consideration the Restructuring and the associated change in corporate focus, the new corporate goals approved by the Board in July 2007 included: revised sales goals for the European Union (the “EU”) and Canada; revisions to the expense budget for 2007; planning and preparation for a ThelinTM Phase III clinical trial to address the issues raised in the Third Approvable Letter; and commencement of a pediatric clinical trial required as a condition of EU approval for Thelin™. Additionally, the revised corporate goals included goals related to the identification of strategic alternatives for our future.
          Department and Individual Goals
          Department goals and individual goals for executives focus on contributions that facilitate the achievement of the corporate goals and are determined during the fourth quarter of each calendar year for the upcoming year. Department goals are proposed by each department head and approved by the chief executive officer. The chief executive officer reviews the goals proposed by our executives that report directly to him and submits all executive goals to the Compensation Committee for approval at their regular meeting scheduled in the fourth quarter. The Compensation Committee also reviews the chief executive officer’s goals, which are typically the corporate goals. After review and recommendation by the Compensation Committee, the chief executive officer’s goals are reviewed and submitted to the Board for approval at the regular meeting scheduled in the fourth quarter.

Determination of Executive Compensation
          Executive Officers Other Than Chief Executive Officer
          At the end of each calendar year, we evaluate individual, department and corporate performance against the performance goals for the recently completed year. Our chief executive officer prepares written evaluations of the executives that report directly to him after reviewing the individual executive’s written self assessment. Our chief executive officer then submits recommendations to the Compensation Committee for salary increases, annual cash incentive and long-term incentive compensation awards. Our chief executive officer discusses the performance of all executives (other than himself) with the Compensation Committee. Following the presentation by our chief executive officer, the Compensation Committee reviews, adjusts and approves the total compensation paid to each of our executives (other than the chief executive officer). The Compensation Committee determines the appropriate levels of each compensation element based on several factors, such as annual benchmarking of our compensation levels to those paid by comparable companies (as described above, as reported in surveys conducted by Radford Surveys + Consulting), the overall performance against corporate goals, department goals, each individual executive’s performance and other considerations that it may deem to be relevant in its discretion. We implement the Compensation Committee’s approved compensation during the first calendar quarter following the completed calendar year.
          Chief Executive Officer
          We generally follow the same process for our chief executive officer as we follow for all other executives. However, the chief executive officer does not make any recommendations with respect to his own compensation. Like all executives, the chief executive prepares a self assessment. All independent directors on the Board review the chief executive officer’s self assessment. Based partly on the self assessment and its own evaluation of the chief executive officer’s performance in achieving the overall corporate goals, the Compensation Committee formulates initial recommendations regarding all elements of the chief executive officer’s compensation. During a Board meeting restricted to the independent directors on the Board, our chief executive officer makes an oral presentation of his own self assessment. Following that presentation, in an executive session of the Board consisting only of the independent directors on the Board, the chairman of the Compensation Committee presents the Compensation Committee’s recommendations for the chief executive officer’s total compensation. The Board considers these recommendations, adjusts the total compensation in its discretion and agrees on the feedback to be given to the chief executive officer. Following the Board meeting, the chairman of the Board and the chair of the Compensation Committee meet privately with the chief executive officer, provide feedback on the chief executive’s performance in the previous year and discuss the Board’s decisions regarding total compensation.
          Upon Mr. Cole’s appointment as President and Chief Executive Officer on June 24, 2007, the Board made a special stock option grant of 500,000 shares that vests in two equal amounts on May 31, 2009 and May 31, 2010, and increased Mr. Cole’s salary to $490,000 effective June 24, 2007.
Elements of Executive Compensation
          Base Salary
          We seek to provide our executives with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities and their prior relevant background, training and experience. We refer to the benchmarking study and salary grades surveys conducted by Radford Surveys + Consulting discussed above, as well as annual salary surveys and other factors in setting the base salary level in order to be competitive with other companies with which we believe we compete for executives. We believe that our base salaries are an important element of our executive compensation plan because they provide our executives with a steady income stream that is not contingent solely on annual results.
          Starting base salaries are negotiated in the employment agreement with the executives. (For a description of these agreements with our named executive officers, please see “Termination Agreements” below). Base salaries are reviewed annually as part of our annual employee performance review and increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance goals. We also review our base salaries periodically and may adjust them from time to time based on current market data for similar positions in companies of comparable size. Additionally, we adjust base salaries throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.
          Annual Cash Incentives
          We utilize annual cash incentives to reward all of our employees, including executives, when we achieve certain corporate goals as discussed above. Our annual cash incentives are designed to reward our executives for their performance during the most recently completed year. We believe that the immediacy of these cash incentives, in contrast to our long-term incentive compensation grants of equity, which vest over a period of time, provides a significant incentive to our executives towards achieving their respective annual individual goals, and thus our corporate-level goals. A target incentive for each executive is generally set as a percentage of base salary in a range of 25% -75% depending on salary grade. The actual amount of cash incentive received by the executive depends on the level of achievement of the stated corporate, department and individual performance goals.
          Under the compensation plan, we establish a cash incentive pool each year. The cash incentive pool equals the sum of the base annual salary, as of the end of the fiscal year, of each employee multiplied by that employee’s target cash incentive percentage, as determined based on that employee’s salary grade. This amount is then multiplied by the percentage representing the attainment of our overall corporate goals, as approved by the Compensation Committee. The final net cash incentive pool is apportioned to each individual employee based upon the attainment of their respective departmental and individual goals. Management prepares these calculations and percentage attainment determinations and presents them to the Compensation Committee for approval. The Compensation Committee reviews the recommendations, makes adjustments as it deems appropriate, and approves the final cash incentive awards.
          For example, assume that the result of multiplying each employee’s base salary by their respective target cash incentive percentage results in a $1,000,000 cash incentive pool. If we achieved 75% of our corporate goals, then the cash incentive pool would be adjusted to $750,000 ($1,000,000 x 75%). This $750,000 final net cash incentive pool would then be apportioned to each employee. Assume that there is an executive whose base salary is $50,000 and whose target cash incentive percentage is 25%. Assume further that this executive’s department attained 75% of the department’s goals and the individual executive attained 100% of their individual goals. In this case, the compensation plan yields a proposed cash incentive of $7,031. This amount was calculated as follows:
$50,000 base salary x 25% target incentive = $12,500 maximum cash incentive
$12,500 maximum cash incentive x 75% corporate goal achievement = $9,375
$9,375 x 75% department goal attainment = $7,031
$7,031 x 100% individual goal attainment = $7,031
This calculated proposed cash incentive is reviewed by management, adjusted as they deem appropriate and proposed to the Compensation Committee. The Compensation Committee reviews management’s recommendations, makes further adjustments as it deems appropriate, and approves the annual cash incentive awards for all employees, other than the chief executive officer. The annual cash incentive for the chief executive officer is approved by our Board.
          Long-Term Incentive Compensation
          We have established long-term equity incentive elements of our compensation plan to provide all our employees, including our executives, with incentives intended to strengthen the commonality of interests between our employees and our stockholders. For employees residing in the United States, we utilize long-term incentive compensation consisting of restricted Common Stock and stock options. For employees residing outside the United States, including executives, we utilize restricted phantom units in lieu of restricted Common Stock and stock options because of certain tax benefits. All of these forms of incentive compensation are granted pursuant to our Amended & Restated 1999 Stock Incentive Plan or the 2007 Incentive Plan, as amended. At the discretion of the Compensation Committee, restricted phantom units can be settled in cash or shares of our Common Stock upon the lapse of the restrictions.

          Initial Long-Term Incentive Award
          We grant all employees residing in the United States, including executives, a dollar value of restricted Common Stock based upon the employee’s pay grade upon commencement of employment. The number of shares of restricted Common Stock to be granted is determined by dividing the dollar value of restricted Common Stock by the fair market value of our Common Stock on the date of grant. For all purposes relating to compensation in restricted Common Stock or options, the fair market value of our Common Stock on the date of grant, referred to as the “Common Stock Fair Market Value,” is determined in accordance with the Amended & Restated 1999 Stock Incentive Plan or the 2007 Incentive Plan, as amended, which define it as the closing price on the previous trading day on the NASDAQ Global Market. For employees residing outside the United States, we grant restricted phantom units. The number of restricted phantom units granted is determined using the same methodology for granting restricted Common Stock discussed above.
          Annual Equity Incentive Awards
          We determine annual long-term equity incentive compensation paid to eligible employees residing in the United States, including our executives, pursuant to the compensation plan in the same manner as the annual cash incentive discussed above, except that the long-term equity incentive pool is based on the mid-point of the target dollar value range of long-term incentive based on each employee’s salary grade. We apportion and award the long-term equity incentive pool in the same manner as the cash incentive pool. After the Compensation Committee (or Board in the case of our chief executive officer) determines the employee’s individual dollar value of long-term equity incentive, the value is either awarded in restricted Common Stock for most employees or, for executives, is split 50/50 between restricted Common Stock and stock options. The Compensation Committee believes that stock options provide our executives with an additional link to long-term corporate performance and strengthen the commonality of interests between the executives and our stockholders. For employees residing outside the United States, we grant restricted phantom units only, without regard to the 50/50 split.
          Restricted Common Stock Award. The number of shares of restricted Common Stock to be granted to employees in the United States is determined by dividing the restricted Common Stock dollar value equity incentive award by the Common Stock Fair Market Value.
          Stock Option Awards. The number of stock options is determined by dividing the total stock option dollar value equity incentive award by the value of an individual stock option as determined by reference to the option-pricing model used for financial accounting purposes pursuant to Statement of Financial Accounting Standards No. 123(R) or SFAS 123(R). Stock options granted have an exercise price equal to the Common Stock Fair Market Value.
          Restricted Phantom Unit Awards. The number of shares of restricted phantom units to be granted is determined by dividing the restricted phantom unit dollar value equity incentive award by the Common Stock Fair Market Value.
          Vesting of Equity Incentive Awards. Typically, all grants of restricted Common Stock, restricted phantom units and stock options vest 50% on each of two fixed vesting dates (May 31st or November 30th). Typically, we determine all annual equity awards at the first regularly scheduled Board meeting in the fiscal year. Any annual restricted Common Stock or option awards granted by the Compensation Committee and the Board will vest 50% on November 30th of the next fiscal year and 50% on November 30th of the second fiscal year following the grant. For example, annual equity grants awarded during 2007 for the year 2006 would typically vest one half on November 30, 2008 and one half on November 30, 2009. The Compensation Committee may change the vesting schedule for any individual or group of grants as the Compensation Committee determines necessary.
Timing of Annual Cash Incentive and Long-Term Incentive Grants
          Typically, we consider adjustments in executive salary levels, annual cash incentive compensation and long-term incentive compensation at the first regularly scheduled meeting of the Board in each year. Meetings of the Board are typically scheduled prior to the beginning of each calendar year and timing of the meetings is not based our events or our stock price activity in the stock market.

          Initial grants of restricted stock or restricted phantom units to new employees are typically made at a regularly scheduled meeting of the Compensation Committee, which normally occurs once during each calendar quarter. In some cases, an executive’s employment may be covered by an employment agreement, which requires prior approval by the Compensation Committee. Approval of these agreements may take place at special Compensation Committee meetings designated for such purpose so as to not impede the hiring of an executive. When the Compensation Committee approves the agreement, the initial grant of restricted stock and any stock options included in the agreement are also approved. In accordance with the policy of the Compensation Committee and the terms of the Amended and Restated 1999 Stock Incentive Plan or the 2007 Incentive Plan, as amended, stock options grants have an exercise price set at or above the Common Stock Fair Market Value. Unless otherwise negotiated and included in an executive’s agreement, restrictions on initial grants of restricted stock will lapse, and any stock options will vest, 50% on the following dates:

Restrictions Lapse/Options Vest
Start Date	Date	Year
March 1st — August 31th	May 31st	Grant Year +2 yrs. and +3 yrs.
September 1st — December Meeting of Compensation Committee	November 30th	Grant Year +2 yrs. and +3 yrs
After December meeting of Compensation Committee — the last day of February	November 30th	Grant Year +1 yr. and +2 yrs.
          Examples:
•	If the start date is August 31, 2008, the restrictions on the initial incentive award would lapse and options would vest 50% on each of May 31, 2010 and May 31, 2011, respectively.

•	If start date is March 15, 2008, the restrictions on the initial incentive award would lapse and the options would vest 50% on each of May 31, 2010 and 2011, respectively.

•	If the start date is February 1, 2009, the restrictions on the initial incentive award would lapse and options would vest 50% on each of November 30, 2010 and 2011, respectively.
Defined Contribution Plan
          We have an Internal Revenue Service Code Section 401(k) Plan for all eligible employees, including the executives. The 401(k) Plan permits eligible employees to defer up to 60% of their base salary, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. We match $0.50 for each dollar of employee contributions up to 6% of salaries, subject to certain limitations imposed by the Internal Revenue Code. Our matching contributions are immediately vested and non-forfeitable.
Severance and Change in Control Arrangements
          As discussed in more detail in “Termination Agreements” and in the “Potential Payments Upon Termination or Change in Control Table” below, our executives are entitled to certain benefits upon the termination of their respective termination agreements. These provisions are intended to mitigate some of the risk that our executives may bear in working for a small, high risk company such as ours.
Accounting and Tax Treatment
          We account for share-based awards to our employees under SFAS No. 123(R), which requires us to record compensation expense over the service period of the awards. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We structure our annual cash incentive compensation so that it is taxable to our executives at the time it becomes available to them. While any gain recognized by employees from nonqualified share options should be deductible, to the extent that an option constitutes an “incentive stock option” within the meaning of the Internal Revenue Code, gain recognized by the option holders will not be deductible by us if there is no disqualifying disposition by the optionee.
          Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to our chief executive officer, chief financial officer and our three other highest-paid executive officers unless certain specific and detailed criteria are satisfied. In this regard, we consider the anticipated tax treatment to us and our executive officers in the review and establishment of compensation programs and payments. While we cannot assure you that compensation will be fully deductible under Section 162(m), we will continue to evaluate steps that we can take to increase or otherwise preserve deductibility. In the interim, we have determined that we will not seek to limit compensation to that deductible under Section 162(m).
Consideration of Compensation from Prior Awards
          The Compensation Committee does not explicitly consider compensation realized or potentially realizable from prior compensation awards when setting current year’s compensation levels.
Application of Compensation Plan and Award of Incentive Payments for the Year 2007
          On July 2, 2007, in conjunction with the Restructuring and as approved by the Board, we entered into retention agreements with the members of our U.S. workforce, including our named executive officers, who remained with us following the Restructuring. These retention agreements provided for the payment of retention bonuses to the selected employees that remain employed by us for the applicable retention periods. Subject to certain conditions, including the continued employment of the selected employees by us through December 31, 2007, an initial retention bonus, which was equal to six months of the employee’s annual base salary, was payable to the selected employees in two equal installments on each of September 30, 2007 and December 31, 2007. The retention agreements provided that they would be automatically renewed for specified periods unless we provided written notice of non-renewal to each of the selected employees.
          On November 28, 2007, we notified our U.S. workforce, including our named executive officers, that we would not renew the retention agreements and that they would terminate on December 31 2007. In order to mitigate the impact of the non-renewal of the retention agreements and to provide continuing incentive to our remaining workforce, at the recommendation of management, on December 11, 2007, our Compensation Committee approved annual long-term incentive grants for the year 2007 under our compensation plan for eligible employees, including our executive officers. The awards made by the Compensation Committee took into consideration, among other factors, our current financial situation, the current price per share of our Common Stock, and the number of shares available for grant under our existing stockholder-approved incentive plans.
          In light of the non-renewal of the retention agreements discussed above and the ongoing uncertainty of our future in light of the review of our strategic alternatives with Morgan Stanley & Co., Incorporated, the Compensation Committee agreed with management’s recommendation to make several one-time variations in the application of our typical compensation plan and award of incentive payments for performance in 2007. The Compensation Committee accelerated the granting of the annual long term incentive awards from the first regularly scheduled meeting of the Compensation Committee after the end of 2007 to the last regularly scheduled meeting of the Compensation Committee in 2007 held on December 11, 2007. In addition, the Compensation Committee reduced the number of shares granted to each employee due to limitations imposed by the number of shares of Common Stock available for grant under our existing stockholder-approved incentive plans. Also, the Compensation Committee, in its discretion, modified the vesting of the annual long term incentive awards so that all restrictions on grants of restricted stock lapse in two equal amounts on June 30, 2008 and March 31, 2009 instead of on November 30, 2009 and November 30, 2010. Also, due to the previously discussed limitation on the number of shares of Common Stock available for grant, the Compensation Committee granted the annual long term incentive awards on the basis of a set number of shares instead of a dollar value of the award. Finally, the Compensation Committee approved granting incentive awards to all employees, including our named executive officers, in the form of restricted stock or restricted phantom units.
          The non-equity compensation award (annual cash incentive award) for 2007 was awarded by the Compensation Committee at a meeting held on February 14, 2008. The actual awards to the named executive officers for 2007 as a percentage of the target for non-equity compensation (annual cash incentive award) and long-term incentive are summarized below.

	Actual Award of
	Non-Equity	Actual Grant of
	Compensation (Cash	Long-Term Incentive
	Incentive) as a % of	Compensation as a %
Executive	Target Award	of Target Award

George W. Cole	97.35%	27.1%
Richard A.F. Dixon, Ph.D.	97.35%	19.5%
Richard A. Goeggel	97.35%	83.2%
D. Jeffrey Keyser	85.67%	21.8%
Derek J. Maetzold	97.35%	26.0%
The Compensation and Corporate Governance Committee
          During the year ended December 31, 2007, the members of the Compensation Committee were Ron J. Anderson, James A. Thomson (Chair) and James T. Willerson. All of the members of the Compensation Committee were and are independent within the meaning of Rule 4200 of the NASD. The Compensation Committee operates under a written charter adopted by the Board. The Compensation Committee met six times in 2007.
          The Compensation Committee is primarily responsible for providing oversight on the broad range of matters surrounding the composition and operation of the Board; the compensation of management including recommending to the Board the compensation for our President and Chief Executive Officer; approving the compensation and employee benefits for our other executive officers and employees; identifying individuals qualified to become Board members; recommending to the Board director nominees; and recommending to the Board a set of corporate governance principles applicable to us. The Compensation Committee’s processes and procedures for determining executive compensation are described in “Executive Compensation — Compensation Discussion and Analysis” above.
Report of the Compensation and Corporate Governance Committee
Compensation Committee Report
          The Compensation Committee establishes and oversees the design and functioning of our executive compensation plan. The Compensation Committee is composed of independent members of the Board that assist the Board in fulfilling its oversight responsibilities relating to the compensation of our senior executives. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on this review and discussion, the Compensation Committee approved that the Compensation Discussion and Analysis be included in this Form 10-K/A.
          This report is respectfully submitted by the Compensation Committee of the Board.

James A. Thomson, Chair Ron J. Anderson James T. Willerson
Compensation Committee Interlocks and Insider Participation
          No member of the Compensation Committee is or formerly was an officer or employee of Encysive or any our subsidiaries or had any relationship requiring disclosure. During 2007, none of our executive officers served on the compensation committee (or equivalent) of the board of directors of another entity whose executive officer or officers served on our Compensation Committee. None of these directors had any contractual or other relationships with us during the fiscal year except for serving on the Board.

COMPENSATION TABLES AND ADDITIONAL INFORMATION
Summary Compensation Table for Fiscal Year 2007 and 2006
          See “Compensation Discussion and Analysis” above for a discussion of our compensation plan pursuant to which the amounts listed under the Summary Compensation Table For Fiscal Years 2007 and 2006 and Grants of Plan-Based Awards Table for Fiscal Year 2007 were paid or awarded and the criteria for such payment, including targets for payment of annual incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also describes the restricted Common Stock and option awards. For a discussion of our matching 401(k) plan contributions, please refer to the “Defined Contribution Plan” in Compensation Discussion and Analysis above.

						Non-Equity
			Cash Retention	Stock	Option	Incentive Plan	All Other
		Salary	Bonus[1]	Awards[2]	Awards[2]	Compensation[3]	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		($)

George W. Cole,	2007	464,167	245,000	165,605	264,980	310,064	6,863	[4]	1,456,679
President, Chief Executive	2006	425,000	—	121,182	103,456	73,000	132,999	[4]	855,637
Officer
Richard A. Goeggel	2007	183,933	100,000	31,269	18,410	48,676	5,904	[5]	389,192
Vice President, Finance &	2006	151,745	—	10,311	30,069	20,581	4,552	[5]	217,258
Treasurer
Richard A.F. Dixon, Ph.D.,	2007	357,137	179,721	133,398	367,355	174,960	11,615	[6]	1,224,186
Chief Scientific Officer	2006	342,873		75,698	472,767	53,000	6,600	[6]	950,938
D. Jeffrey Keyser,	2007	275,815	138,580	61,471	171,444	71,232	3	[7]	718,545
Vice President,	2006	267,156	—	35,578	280,165	16,000	—		598,899
Regulatory Affairs
Derek J. Maetzold,	2007	243,030	123,725	77,177	173,860	96,358	6,811	[8]	720,961
Vice President,	2006	218,528	—	41,244	204,826	32,000	6,612	[8]	503,210
Marketing & Sales
Gordon H. Busenbark [9]	2007	158,650	—	(75,110)[11]	(64,813)[11]	—	39,680	[10]	58,407
	2006	285,000	—	68,165	59,399	41,000	66,134	[10]	519,698
Bruce D. Given, M.D.[9]	2007	241,667	—	145,748	442,587	—	269,386	[12]	1,099,388
	2006	466,667	—	98,405	657,767	52,800	7,741	[12]	1,283,380
Notes:

(1)	On July 2, 2007, we entered into retention agreements with the approximately 65 members of our U.S. workforce as a result of our Restructuring, including our named executive officers. These agreements provided for the payment of cash retention bonuses in two equal installments on each of September 30, 2007 and December 31, 2007. The cash retention bonus shown in the table is the aggregate amount paid to each named executive officer. For additional details, see our Current Report on Form 8-K filed with the SEC on July 9, 2007.

(2)	The values of stock awards and option awards above reflect the expense recognized in our financial statements during the year shown; however, they do not reflect our estimate of future forfeitures. The only forfeiture by a named executive officer was as a result of the resignation of Mr. Busenbark on July 13, 2007 who forfeited 52,995 shares of restricted Common Stock and 87,592 stock options. For additional information about our valuations of option awards, see Note 3(n) and Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Non-Equity Incentive Plan Compensation is comprised of annual cash incentives paid to the named executive officers pursuant to the compensation plan described above during 2008 related to 2007 performance and during 2007 related to 2006 performance.

(4)	Mr. Cole’s other compensation in 2007 is comprised of: a matching contribution to our 401(k) plan of $6,750 and tax gross-up payments of $113.

(5)	Mr. Goeggel’s other compensation in 2007 is comprised of a matching contribution to our 401(k) plan of $5,468 and tax gross-up payments of $436 on taxable benefits.

(6)	Dr. Dixon’s other compensation in 2007 is comprised of a matching contribution to our 401(k) plan of $6,750 and tax gross-up payments of $4,865 on taxable benefits.

(7)	Mr. Keyser’s other compensation in 2007 is comprised of a tax gross-up payment of $3 on taxable benefits.

(8)	Mr. Maetzold’s other compensation in 2007 is comprised of a matching contribution to our 401(k) plan of $6,698 and tax gross-up payments of $113 on taxable benefits.

(9)	Mr. Busenbark and Dr. Given served as our Chief Financial Officer and President and Chief Executive Officer, respectively, but were no longer employed by us as of December 31, 2007.

(10)	Mr. Busenbark’s other compensation in 2007 is comprised of a matching contribution to our 401(k) plan of $4,760, relocation and temporary living expenses of $25,600 and tax gross-up payment of $9,320 on the taxable portion of relocation and temporary living expenses.

(11)	Mr. Busenbark’s stock award and option awards amounts in 2007 are negative because upon forfeiture of his stock awards and stock options, we reversed the expense recorded which resulted in a negative expense charge under FAS123(R).

(12)	Dr. Given’s other compensation in 2007 is comprised contributions to our 401(k) plan of $6,750, deferred payments for continuation of salary following termination of employment of $254,423 which were paid in 2008, COBRA and insurance coverage payments of $7,718 and insurance premiums of $495 paid by us on a life insurance policy. The terms of Dr. Given’s Separation Agreement and Release dated June 24, 2007 are described below following the discussion of the termination agreements with our named executive officers.

Grants of Plan-Based Awards for Fiscal Year 2007
          The following table provides information regarding incentive awards and other stock-based awards granted during 2007 to the named executive officers. Equity incentive awards shown vest 50% on each of November 30, 2008 and 50% on November 30, 2009 for grants made on March 14, 2007. The special grant made to Mr. Cole on June 24, 2007 vests 50% on each of May 31, 2009 and May 31, 2010. Grants made on December 11, 2007 vest 50% on each of June 30, 2008 and March 31, 2009. The compensation cost for 2007 of these awards is also reflected in the Summary Compensation Table:

		Estimated
		Future
		Payouts				All Other	All Other			Grant
		Under				Stock	Option			Date Fair
		Non-Equity				Awards:	Awards:	Exercise	Closing	Value of
		Incentive				Number	Number of	or Base	Price	Stock
		Plan	Estimated Future Payouts			of Shares	Securities	Price of	on	and
		Awards	Under Equity Incentive Plan Awards[1]			of Stock	Underlying	Option	Grant	Option
		Target	Threshold	Target	Maximum	or Units	Options	Awards[2]	Date[2]	Awards[3]
Name	Grant Date	($)	($)	($)	($)	(#)	(#)	($ / Sh)	($ / Sh)	($)

George W. Cole	3/14/2007	318,500	450,000	575,000	700,000	39,066	—	—	2.78	108,603
	3/14/2007						59,091	3.00	2.78	114,637
	6/24/2007						500,000	1.89	1.89	620,000
	12/11/2007					200,000		—	0.78	156,000
Richard A.F. Dixon, Ph.D.	3/14/2007	179,721	400,000	500,000	600,000	43,573	—	—	2.78	121,133
	3/14/2007						65,910	3.00	2.78	127,865
	12/11/2007					125,000		—	0.78	97,500
Richard A. Goeggel	3/14/2007	50,000	50,000	75,000	100,000	18,452		—	2.78	51,297
	12/11/2007					80,000		—	0.78	62,400
D. Jeffrey Keyser	3/14/2007	83,148	200,000	250,000	300,000	13,523	—	—	2.78	37,594
	3/14/2007						20,455	3.00	2.78	39,683
	12/11/2007					70,000		—	0.78	54,600
Derek J. Maetzold	3/14/2007	99,000	250,000	300,000	350,000	30,218	—	—	2.78	84,006
	3/14/2007						45,708	3.00	2.78	88,674
	12/11/2007					100,000		—	0.78	78,000
Bruce D. Given, M.D.	3/14/2007	—	—	—	—	31,303	—	—	2.78	87,022
	3/14/2007						47,349	3.00	2.78	91,857
Gordon H. Busenbark	3/14/2007	—	—	—	—	33,389	—	—	2.78	92,821
	3/14/2007						50,506	3.00	2.78	97,982
Notes:

(1)	Under our compensation plan, all equity incentive awards are typically granted in gross dollar amounts with the exception of equity grants made on December 11, 2007 which were granted based on a number of shares instead of gross dollar amounts. The actual number of shares issued is determined in accordance with the compensation plan as described in detail above. All equity incentive awards in fiscal year 2007, whether restricted stock or options, were made pursuant to the Amended and Restated 1999 Stock Incentive Plan or the 2007 Incentive Plan, as amended.

(2)	Under the terms of the Amended and Restated 1999 Stock Incentive Plan and the 2007 Incentive Plan, as amended, options are issued at the closing price of a share of Common Stock as reported on the NASDAQ Global Market on the trading day preceding grant. The closing price on grant date above reflects the actual closing price of a share of Common Stock as reported on the NASDAQ Global Market on the day of grant.

(3)	The grant date fair value of stock awards was calculated by multiplying the number of shares by the closing price on the date of grant. The grant date fair value of stock option awards was estimated on the date of grant using a Black-Scholes option-pricing model that used the following assumptions: for grants on March 14, 2007: (i) expected dividend yield 0.0%, (ii) risk-free interest rate 4.719%, (iii) expected volatility 77.95%, and (iv) expected life of 4.0 years. The Black-Scholes value used for March 14, 2007 for the grants of options was $1.94 per share. For the grant June 24, 2007: (i) expected dividend yield 0.0%, (ii) risk-free interest rate 4.59%, (iii) expected volatility 77.15%, and (iv) expected life of 4.0 years. The Black-Scholes value used for June 24, 2007 for the grants of options was $1.24 per share. For additional information about our valuations of option awards, see Note 3(n) and Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December31, 2007.

(4)	Mr. Busenbark and Dr. Given are no longer employed by us and will receive no future payouts under any incentive plan.

Outstanding Equity Awards at End of Fiscal Year 2007
          The following table provides additional information regarding restricted stock and stock option awards that were held as of December 31, 2007 by the named executive officers, including awards granted prior to 2007.

	Number of		Number of				Number of	Market Value
	Securities		Securities				Shares or	of Shares or
	Underlying		Underlying				Units of	Units of
	Unexercised		Unexercised		Option		Stock That	Stock That
	Options		Options		Exercise	Option	Have Not	Have Not
	(#)		(#)		Price	Expiration	Vested	Vested[18]
Name	Exercisable		Unexercisable		($)	Date	(#)	($)

George W. Cole	18,315	[5]	18,315	[5]	10.31	11/14/2015	—	—
	13,384	[5]	13,383	[5]	8.85	3/2/2016	—	—
	—		59,091	[13]	3.00	3/14/2017	—	—
	—		500,000	[14]	1.89	6/24/2017	—	—
							255,827 [20]	217,453
Richard A. Goeggel	3,000	[15]	—		5.55	5/29/2011	—	—
	1,000	[11]	—		5.63	3/12/2012	—	—
	2,000	[12]	—		0.93	3/21/2013	—	—
	7,500	[3]	—		9.85	3/4/2014	—	—
	5,000	[4]	2,500	[4]	11.02	3/1/2015	—	—
							100,376 [21]	85,320
Richard A.F. Dixon,	74,700	[6]	—		7.19	3/3/2008	—	—
Ph.D.	44,100	[7]	—		4.19	3/2/2009	—	—
	54,000	[8]	—		20.13	3/6/2010	—	—
	27,929	[9]	—		16.94	9/8/2010	—	—
	141,300	[10]	—		5.51	3/13/2011	—	—
	60,300	[11]	—		5.63	3/12/2012	—	—
	64,200	[17]	—		0.93	3/21/2013	—	—
	90,000	[3]	—		9.85	3/4/2014	—	—
	54,000	[4]	27,000	[4]	11.02	3/1/2015	—	—
	26,767	[5]	26,766	[5]	8.85	3/2/2016	—	—
			65,910	[13]	3.00	3/14/2017	—	—
							184,259 [22]	156,620
D. Jeffrey Keyser	85,000	[13]	—		10.89	4/5/2014	—	—
	21,000	[4]	10,500	[4]	11.02	3/1/2015	—	—
	12,581	[5]	12,580	[5]	8.85	3/2/2016	—	—
			20,455	[13]	3.00	3/14/2017
							90,644 [23]	77,047
Derek J. Maetzold	70,000	[16]	—		2.71	6/2/2013	—	—
	30,000	[3]	—		9.85	3/4/2014	—	—
	22,667	[4]	11,333	[4]	11.02	3/1/2015	—	—
	13,919	[5]	13,918	[5]	8.85	3/2/2016	—	—
			45,708	[13]	3.00	3/14/2017	—	—
							138,368 [24]	117,613
Gordon H. Busenbark[27]	None		None				None	None

Bruce D. Given, M.D.	425,000	[1]	—		6.17	6/24/2009	—	—
	125,000	[2]	—		6.29	6/24/2009	—	—
	118,750	[3]	—		9.85	6/24/2009	—	—
	75,000	[4]	37,500	[4]	11.02	6/24/2009	—	—
	34,797	[19]	34,796	[25]	8.85	6/24/2009	—	—
			47,349	[25]	3.00	6/24/2009	—	—

Notes:

(1)	The options vested in one third annual increments beginning on March 21, 2003.

(2)	The options vested in one third annual increments beginning on March 21, 2004.

(3)	The options vested in one third annual increments beginning on March 4, 2005.

(4)	The total of exercisable and unexercisable options vests in one third annual increments beginning on March 1, 2006.

(5)	The total of exercisable and unexercisable options vests in one half annual increments beginning on November 30, 2007.

(6)	The options vested in one third annual increments beginning on March 3, 1999.

(7)	The options vested in one third annual increments beginning on March 2, 2000.

(8)	The options vested in one third annual increments beginning on March 6, 2001.

(9)	The options vested in one third annual increments beginning on September 8, 2001.

(10)	The options vested in one third annual increments beginning on March 13, 2002.

(11)	The options vested in one third annual increments beginning on March 12, 2003.

(12)	1,000 options vested on March 21, 2005 and 1,000 options vested on March 21, 2006.

(13)	The options vested in one half annual increments beginning on November 30, 2008.

(14)	The options vest in one half annual increments beginning on May 31, 2009.

(15)	1,667 options vested on May 29, 2004 and 1,333 options vested on May 29, 2005.

(16)	The options vested in one third annual increments beginning on June 2, 2004.

(17)	32,100 options vested on March 21, 2005 and 32,100 options vested on March 21, 2006.

(18)	Based on the closing price of our Common Stock on December 31, 2007 ($0.85/share).

(19)	34,797 options vested on November 30, 2007.

(20)	The restrictions on the shares of restricted Common Stock for Mr. Cole lapse as follows, 100,000 on June 30, 2008, 36,294 on November 30, 2008, 100,000 on March 31, 2009 and 19,533 on November 30, 2009.

(21)	The restrictions on the shares of restricted Common Stock for Mr. Goeggel lapse as follows, 40,000 on June 30, 2008, 11,150 on November 30, 2008, 40,000 on March 31, 2009 and 9,226 on November 30, 2009.

(22)	The restrictions on the shares of restricted Common Stock for Dr. Dixon lapse as follows, 1,562 on March 1, 2008, 62,500 on June 30, 2008, 35,911 on November 30, 2008, 62,500 on March 31, 2009, and 21,786 on November 30, 2009.

(23)	The restrictions on the shares of restricted Common Stock for Mr. Keyser lapse as follows, 483 on March 1, 2008, 35,000 on June 30, 2008, 13,400 on November 30, 2008, 35,000 on March 31, 2009 and 6,761 on November 30, 2009.

(24)	The restrictions on the shares of restricted Common Stock for Mr. Maetzold lapse as follows, 806 on March 1, 2008, 50,000 on June 30, 2008, 22,453 on November 30, 2008, 50,000 on March 31, 2009 and 15,109 on November 30, 2009.

(25)	All unvested options at June 24, 2008 become fully vested pursuant to the terms of the Separation Agreement between us and Dr. Given.

(26)	Pursuant to the terms of the Separation Agreement between us and Dr. Given, the restrictions on the shares of restricted Common Stock for Dr. Given lapse as follows, 2,722 on March 1, 2008 and 49,664 on June 24, 2008.

(27)	On July 9, 2007, we announced the resignation of Mr. Busenbark, our Chief Financial Officer, effective July 13, 2007. As a result of his resignation, all of his unvested stock options and restricted Common Stock were cancelled and terminated in accordance with the plan under which it was granted. Therefore, at December 31, 2007, Mr. Busenbark did not have any vested stock options or restricted Common Stock.

Option Exercises and Stock Vested for Fiscal Year 2007
          The following table provides additional information regarding the amounts received during 2007 by the named executive officers upon exercise, vesting, or transfer of restricted stock and stock options:

	Option Awards		Stock Awards
	Number of Shares
	Acquired or	Value Realized on	Number of Shares	Value Realized on
	Exercised	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#) (1)	($) (2)

George W. Cole	—	—	16,762	14,080
Richard A.F. Dixon, Ph.D.	—	—	17,414	23,036
Richard A. Goeggel	—	—	1,924	1,616
D. Jeffrey Keyser	—	—	12,123	25,006
Derek J. Maetzold	—	—	8,940	11,594
Gordon H. Busenbark	—	—	—	—
Bruce D. Given, M.D.	—	—	24,017	34,636

(1)	Represents the number of shares of restricted Common Stock vested during 2007.

(2)	Represents the value realized upon vesting of restricted stock that vested in 2007 based on the market value, as defined in the respective incentive plan, of the Common Stock on the date the shares vested.
Termination Agreements
          We have entered into termination agreements with each of our executives, including our named executive officers. The termination agreements have certain common elements that are discussed below. Each agreement also addresses elements unique to each executive. A table listing the unique information for each named executive officer (such as salary, cash incentive percentage, restricted stock range, etc.) follows the discussion of the common elements. A section for each executive officer describing items specific to their individual contract follows the table.
Common Provisions
          The termination agreements provide for a one-year initial term and automatically renew for successive one-year periods unless we or the executive provides notice at least sixty days before the scheduled expiration. The agreements provide for an initial annual base salary that is subject to increase by the Compensation Committee (or by the Board in the case of our chief executive officer) in accordance with our practices and based on performance. Under our current executive compensation plan, each executive is eligible to receive annual cash incentives that are a percentage of their respective base salary based upon the percentage attainment of individual, department and corporate goals as determined by the Compensation Committee in its sole discretion. In addition, each executive is eligible to receive grants of options to acquire shares of Common Stock and restricted shares of Common Stock based on the achievement of individual, department and corporate goals determined by the Compensation Committee in its sole discretion. The terms of any such stock option and restricted stock grants will be similar to the terms of such grants made to other executive officers at the time they are made. Each executive is also entitled to participate in all retirement or other benefit plans, policies and programs maintained or provided by us for executive officers.
          The termination agreements may be terminated by us with or without “cause,” as defined in the agreements, and each executive can terminate the agreement with or without “good reason,” also as defined in the agreements. Please refer to the actual termination agreements for our named executive officers as filed with the SEC for the complete definitions. Generally, “cause” means:
•	Conviction of the executive of a felony;

•	Engaging in intentional misconduct that results in a material injury to our business, condition or operations;

•	Engaging in theft of corporate funds or assets or an act of fraud upon us;

•	An act of personal dishonesty by the executive intended to result in the executive’s personal enrichment at our expense;

•	Refusal to perform duties and responsibilities assigned to the executive under the agreement or breaches of the terms of the agreement; or

•	Breach of our business ethics policy, insider trading policy or other corporate policy that results in a material injury to our business, condition or operation.
“Good reason” is generally defined as:
•	Assignment to the executive of any duties materially inconsistent with the duties and responsibilities contemplated in the agreement;

•	Action by us that results in a material diminishment in the executive’s position, authority, duties or responsibilities;

•	Our breaches of any provision of the agreement;

•	Requiring the executive to relocate to any other office or location other than the Houston, Texas metropolitan area;

•	Reduction of the executive’s base salary by 5% or more; or

•	Action by us to reduce the executive’s benefits.
          In the event of termination by us without “cause,” or by the executive for “good reason,” the executive will receive in equal semi-monthly installments, one-year’s base salary, and will also receive certain insurance and other benefits and rights under the agreement for the twelve months following termination. During the twelve-month period after the date of termination, all stock options and restricted stock held by the executive will continue to vest and be exercisable in accordance with their terms in effect on the date of termination. On the conclusion of this twelve-month period, all unexpired, unexercised options will be fully vested and all restricted stock will be fully vested. Thereafter, all such fully vested stock options will be exercisable by the executive until the earlier to occur of the expiration of the term of each stock option or twelve months after the date they become fully vested.
          In the event of termination by us for “cause” or the executive’s termination without “good reason,” the executive will only be entitled to receive that portion of his base salary that has been earned, but not paid, through the termination date and the executive will not receive the other benefits and rights he is entitled to described above.
          In addition, the agreements provide certain benefits in the event of a termination within two years of a “change in control”, as defined in the agreement. Please refer to the actual termination agreements as filed with the SEC for the named executive officers for the complete definition. Generally, subject to certain exceptions, a “change in control” has occurred if any of the following events occur:
•	Any “person” is or becomes the “beneficial owner” of our securities representing 30% or more of the combined voting power of our then outstanding securities;

•	A majority of the Board in office in the period of the last two consecutive years ceases for any reason to constitute a majority of the Board;

•	Our stockholders approve a merger or consolidation of us with another corporation whereby our stockholders do not hold at least 50% of the combined voting power of the surviving entity of such merger or consolidation; or

•	Our stockholders approve a plan of complete liquidation of us or the sale of all or substantially all of our assets.
          In the event of a termination within two years of a “change in control,” the agreements provide for a lump-sum payment in cash equal to one and one-half times the executive’s annual base salary and annual cash incentives, if any. The agreements provide for gross-up for certain taxes on the lump-sum payment in the event of a deemed excess parachute payment, continuation of certain insurance and other benefits for periods of 18 months and reimbursement of certain legal expenses in conjunction with the agreement. During the term of the agreements, and for the 12 months following the termination of the agreement, the executives may not engage, directly or indirectly, in any business or enterprise which is in competition with us or solicit any of our employees to terminate employment with us.

Unique Information for Each Named Executive Officer

				Option and
			Eligible Cash	Restricted Stock
	2007	2008	Incentive	Target
Name	Base Salary[1]	Base Salary[1]	Percentage[2]	Range[2]
George W. Cole (3)	$490,000	$510,000	65%	$450,000 - 700,000
Richard A.F. Dixon, Ph.D.	$359,441	$375,616	50%	$400,000 - 600,000
Richard A. Goeggel (4)	$200,000	$206,000	25%	$50,000 - 100,000
D. Jeffrey J. Keyser	$277,160	$290,325	30%	$200,000 - 300,000
Derek J. Maetzold	$247,449	$257,347	40%	$250,000 - 350,000
Notes:

(1)	The “Salary” column in Summary Compensation Table includes two months at prior year’s base salary and ten months of the current year base salary. Base salary for 2008 is effective on March 1, 2008.

(2)	Eligible Cash Incentive Percentage and Option and Restricted Stock Target Ranges were the same for 2006, 2007 and 2008

(3)	Mr. Cole’s base salary was $342,000 effective March 1, 2007 and was adjusted upon his appointment as President and Chief Executive Officer on June 24, 2007 to $490,000 by the Board.

(4)	Mr. Goeggel’s base salary was $167,200 effective February 1, 2007 and was increased to $180,000 effective March 1, 2007 upon his assumption of additional responsibilities. Upon his promotion to Vice President, Finance on September 1, 2007, his salary was adjusted to $200,000 by the President and Chief Executive Officer.
George W. Cole

•	In the event of a termination within two years of a “change in control,” Mr. Cole’s agreement provides for a lump-sum payment in cash of three times his annual base salary and annual cash incentives, if any.

•	We agreed to provide, at our expense, furnished housing for Mr. Cole pending his relocation to Houston.

•	We agreed to provide reimbursement of moving and relocation expenses for Mr. Cole and his family in accordance with our standard relocation policy.
•	As reflected in the Summary Compensation Table, Mr. Cole has been reimbursed for all of his allowable relocation expenses and we have no further liabilities under this provision of his agreement.
•	Upon Mr. Cole’s appointment as President and Chief Executive Officer, the Board increased Mr. Cole’s salary to $490,000 effective June 24, 2007.

Richard A. Goeggel

•	In the event of a termination within two years of a “change in control,” Mr. Goeggel’s agreement provides for a lump-sum payment in cash of one and one-half times his annual base salary and annual cash incentives, if any. On September 1, 2007, Mr. Goeggel’s salary was adjusted to $200,000 by the President and Chief Executive Officer upon his promotion to Vice President, Finance.

Richard A.F. Dixon, Ph.D.

•	In the event of a termination within two years of a “change in control,” Dr. Dixon’s agreement provides for a lump-sum payment in cash of three times his current annual base salary and annual cash incentives, if any.
•	The agreement provides for continuation of certain insurance and other benefits for a period of 36 months (instead of 18 months).
D. Jeffrey Keyser

•	We agreed to provide reimbursement of moving and relocation expenses for Mr. Keyser and his family in accordance with our standard relocation policy.
•	As of February 15, 2008, Mr. Keyser had not utilized this perquisite, but we continue to be obligated to reimburse his allowable moving and relocation expenses whenever they are incurred.

Derek J. Maetzold

•	We agreed to provide reimbursement of moving and relocation expenses for Mr. Maetzold and his family in accordance with our standard relocation policy.
•	As reflected in the Summary Compensation Table, Mr. Maetzold has been reimbursed for all of his allowable relocation expenses and we have no further liabilities under this provision of his agreement.
          Gordon H. Busenbark
          On October 31, 2005, Mr. Busenbark became our Chief Financial Officer and entered into our standard termination agreement. On July 9, 2007, Mr. Busenbark resigned effective July 13, 2007. As a result of his resignation, Mr. Busenbark forfeited all restricted Common Stock on and all outstanding stock options since none were vested on July 13, 2007. Mr. Busenbark had no benefits payable pursuant to his termination agreement.
          Bruce D. Given, M.D.
          On March 21, 2002, Dr. Given became our President and Chief Executive Officer and a member of our Board. Effective June 24, 2007, our employment of Dr. Given was terminated. On July 12, 2007, we entered into a Separation Agreement and Release with Dr. Given. Under the terms of this agreement, we agreed to pay Dr. Given the benefits he was entitled to receive under the provisions of his termination agreement relating to a termination by us without “cause” or by the executive for “good reason” as described above.
Potential Payments Upon Termination Or Change In Control
          The tables below reflect the estimated amount of compensation and benefits payable to each named executive officer in various termination scenarios. The following assumptions were used in calculating the amounts shown in the tables:
•	We assume that the termination or change in control was effective as of December 31, 2007, the last business day of the calendar year.

•	We used the named executive officer’s base salary as of December 31, 2007 for all calculations.

•	In the event of a termination by us without cause or by the named executive officer for good reason, the named executive officers’ salary payment is payable in semi-monthly installments.

•	Change in Control
•	Salary and cash incentive are only payable if the termination agreement is terminated within two years after a change in control which occurs during the term of the termination agreement, provided such termination is for any reason other than cause, disability, death or the executive retiring at age 65.

•	The tables assume that the named executive officer is terminated in conjunction with a change in control on December 31, 2007 in order to trigger the change of control payments.

•	Any required salary and cash incentive payments are payable in lump sum within five days after the date of termination.

•	The executive is entitled to legal fees and expenses incurred as a result of termination should the executive contest or dispute notice of termination or in obtaining or enforcing his right to obtain payment for termination benefits. Any such legal fees have not been included because of their uncertainty.
•	The tables below do not include benefits under our 401(k) plan, because that plan does not discriminate in scope, terms or operation in favor of our executive officers and is available generally to all of our employees.

•	Accelerated Vesting of Stock Options and Restricted Stock
•	The numbers in the tables assume that the benefit of acceleration for the options equals the difference between the closing price of our common shares on December 31, 2007 ($0.85 per share) and the exercise price of the unvested options multiplied by the number of common shares underlying the unvested options held by the named executive officer at December 31, 2007.

•	The numbers in the tables assume that the benefit of acceleration for the restricted stock equals the closing sales price of the common shares on December 31, 2007 ($0.85 per share) multiplied by the number of common shares subject to the unvested restricted Common Stock held by the executive at December 31, 2007.

•	The tables below do not include the benefit of the continuation of such vested stock options after termination because that value can be realized before termination by exercise of the options. Footnotes to the above tables, however, disclose the difference between the market value of the common shares underlying vested options held by the executive at December 31, 2007 (valued at the closing sales price of our common shares at December 31, 2007) and the exercise prices of those options.
•	Disability Insurance Proceeds represent the sum of the disability benefits payable until the named executive officer reaches age 65 and assumes he becomes totally and permanently disabled on December 31, 2007.
•	The payments are paid by our disability insurer in monthly installments based on 60% of the named executive officer’s gross monthly earnings, less income from certain other sources such as social security.
•	The maximum monthly benefit is $10,000.

•	No offsets have been assumed in computing the amount shown in the table.
•	Healthcare and Life Insurance Benefit Costs amount represents insurance premiums for benefit at rate paid by us at December 31, 2007. Payments will be paid through COBRA. In the case of a benefit not eligible for COBRA, we assumed that we can extend coverage at the current rate.

•	Excise Tax and Tax Gross-Up Payments — In the event that the executive is deemed to have received an “excess parachute payment” (as defined in Section 280G(b) of the Internal Revenue Code) which is subject to the excise taxes imposed by Section 4999 of the Code in respect of any payment pursuant to the termination agreement, we have agreed to make payments to the executive for such excise taxes and federal and state income taxes. These payments have not been included in the tables below because it cannot be determined at this time if any such taxes will be incurred.
          In the event that the Merger is consummated, the information set forth below will not represent our obligations with respect to the named executive officers. The amounts payable, if any, to the named executive officers pursuant to the settlement of their termination agreements is described under Item 3 of the Schedule 14D-9.
Potential Payments Upon Termination Or Change In Control Table For
George W. Cole, President & Chief Executive Officer

				Termination by the
				Company Without
				Cause, Non-Renewal
				or by Executive	Termination Upon
	Retirement	Death	Disability	with Good Reason	Change In Control
Benefits and Payment Upon Termination	($)	($)	($)	($)	($)
Salary	—	—	—	490,000	1,470,000	[1]
Cash Incentive	—	—	—	—	219,000	[1]
Stock Options[2]	—	—	—	—	—
Restricted Stock	—	—	—	217,453	217,453
Life Insurance Proceeds[3]	—	325,000	—	—	—
Disability Insurance Proceeds	—	—	749,589	—	—
Healthcare and Life Insurance Benefit Costs	—	—	—	15,555	23,333
Total:	—	325,000	749,589	723,008	1,929,786
Notes:

(1)	Salary payable is based on three times the base salary on the date of termination and cash incentive is three times the most recent annual cash incentive paid, which was paid in March 2007 for 2006 performance.

(2)	Mr. Cole had vested options to purchase 31,699 shares of Common Stock as of December 31, 2007 with no value on that date.

(3)	The life insurance proceeds represent the aggregate face value of a group term life insurance policy in the amount of $325,000 which pays double the face amount in the event of an accidental death.

Potential Payments Upon Termination Or Change In Control Table For
Richard A. Goeggel, Vice President, Finance & Treasurer

				Termination by the
				Company Without
				Cause, Non-Renewal
				or by Executive	Termination Upon
	Retirement	Death	Disability	with Good Reason	Change In Control
Benefits and Payment Upon Termination	($)	($)	($)	($)	($)
Salary	—	—	—	200,000	300,000 [1]
Cash Incentive	—	—	—	—	30,872 [1]
Stock Options[2]	—	—	—	—	—
Restricted Stock	—	—	—	85,320	85,320
Life Insurance Proceeds[3]	—	200,000	—	—	—
Disability Insurance Proceeds	—	—	1,356,164	—	—
Healthcare and Life Insurance Benefit Costs	—	—	—	17,713	26,570
Total:	—	200,000	1,356,164	303,033	442,762
Notes:

(1)	Salary payable is based on one and one-half times the base salary on the date of termination and cash incentive is one and one-half times the most recent annual cash incentive paid, which was paid in March 2007 for 2006 performance.

(2)	Mr. Goeggel had vested options to purchase 18,500 common shares as of December 31, 2007, with no value on that date.

(3)	The life insurance proceeds represent the aggregate face value of a group term life insurance policy in the amount of $200,000 which pays double the face amount in the event of an accidental death.
Potential Payments Upon Termination Or Change In Control Table For
Richard A.F. Dixon, Ph.D., Senior Vice President, Research,
Chief Scientific Officer and Director

				Termination by the
				Company Without
				Cause, Non-Renewal
				or by Executive	Termination Upon
	Retirement	Death	Disability	with Good Reason	Change In Control
Benefits and Payment Upon Termination	($)	($)	($)	($)	($)
Salary	—	—	—	359,441	1,078,323 [1]
Cash Incentive	—	—	—	—	159,000 [1]
Stock Options[2]	—	—	—	—	—
Restricted Stock	—	—	—	156,620	156,620
Life Insurance Proceeds[3]	—	325,000	—	—	—
Disability Insurance Proceeds	—	—	1,413,041	—	—
Healthcare and Life Insurance Benefit Costs	—	—	—	15,555	46,666
Total:	—	325,000	1,413,041	531,616	1,440,609
Notes:

(1)	Salary payable is based on three times the base salary on the date of termination and cash incentive is three times the most recent annual cash incentive paid, which was paid in March 2007 for 2006 performance.

(2)	Dr. Dixon had vested options to purchase 637,296 shares of Common Stock as of December 31, 2007 with no value on that date.

(3)	The life insurance proceeds represent the aggregate face value of a group term life insurance policy in the amount of $325,000 which pays double the face amount in the event of an accidental death.

Potential Payments Upon Termination Or Change In Control Table For
D. Jeffrey Keyser, Vice President, Regulatory Affairs

				Termination by the
				Company Without
				Cause, Non-Renewal
				or by Executive	Termination Upon
	Retirement	Death	Disability	with Good Reason	Change In Control
Benefits and Payment Upon Termination	($)	($)	($)	($)	($)
Salary	—	—	—	277,160	415,740 [1]
Cash Incentive	—	—	—	—	24,000
Stock Options[2]	—	—	—	—	—
Restricted Stock	—	—	—	77,047	77,047
Life Insurance Proceeds[3]	—	278,000	—	—	—
Disability Insurance Proceeds	—	—	1,356,164	—	—
Healthcare and Life Insurance Benefit Costs	—	—	—	17,969	26,954
Total:	—	278,000	1,356,164	372,176	543,741
Notes:

(1)	Salary payable is based on three times the base salary on the date of termination and cash incentive is three times the most recent annual cash incentive paid, which was paid in March 2007 for 2006 performance.

(2)	Mr. Keyser had vested options to purchase 118,581 shares of Common Stock as of December 31, 2007, with no value on that date.

(3)	The life insurance proceeds represent the aggregate face value of a group term life insurance policy in the amount of $278,000 which pays double the face amount in the event of an accidental death.
Potential Payments Upon Termination Or Change In Control Table For
Derek J. Maetzold, Vice President Marketing & Sales

				Termination by the
				Company Without
				Cause, Non-Renewal
				or by Executive	Termination Upon
	Retirement	Death	Disability	with Good Reason	Change In Control
Benefits and Payment Upon Termination	($)	($)	($)	($)	($)
Salary	—	—	—	247,449	371,174 [1]
Cash Incentive	—	—	—	—	48,000 [1]
Stock Options[2]	—	—	—	—	—
Restricted Stock	—	—	—	117,613	117,613
Life Insurance Proceeds[3]	—	248,000	—	—	—
Disability Insurance Proceeds	—	—	1,356,164	—	—
Healthcare and Life Insurance Benefit Costs	—	—	—	17,910	6,865
Total:	—	248,000	1,356,164	382,972	563,652
Notes:

(1)	Salary payable is based on one and one-half times the base salary on the date of termination and cash incentive is one and one-half times the most recent annual cash incentive paid, which was paid in March 2007 for 2006 performance.

(2)	Mr. Maetzold had vested options to purchase 136,586 common shares as of December 31, 2007, with no value on that date.

(3)	The life insurance proceeds represent the aggregate face value of a group term life insurance policy in the amount of $248,000 which pays double the face amount in the event of an accidental death.

Director Compensation
          Each non-employee director receives a retainer of $7,500 per quarter, and the chairs of the Audit and the Compensation and Corporate Governance Committees receive additional retainers of $1,250 and $750 per quarter, respectively. In addition, directors are reimbursed for expenses incurred in attending meetings of the Board and its committees. Non-employee directors may elect to receive all or part of the quarterly retainer and fees in Common Stock. Each non-employee director also receives options to purchase 15,000 shares of Common Stock on their initial election to the Board and options to purchase 7,500 shares of Common Stock on each subsequent election to the Board.
Director Compensation for Fiscal Year ended December 31, 2007

	Fees Earned or Paid	Stock	Option	All Other		Aggregate Number of
	in Cash[1]	Awards[2,3]	Awards[2,4]	Compensation	Total	Options Outstanding
Name	($)	($)	($)	($)	($)	at Year-End
John M. Pietruski	15,005	14,995	26,158	40,000 [5]	96,158	73,500
Ron J. Anderson, M.D.	15,005	14,995	26,158	—	56,158	73,500
J. Kevin Buchi	15,005	14,995	26,158	—	56,158	37,500
Robert J. Cruikshank	5	34,995	26,158	—	56,158	73,500
John H. Dillon II	30,000	—	26,158	—	56,158	37,500
Suzanne Oparil, M.D.	4	29,996	26,158	—	56,158	75,000
James A. Thomson, Ph.D.	16,503	16,497	26,158	—	56,158	73,500
James T. Willerson, M.D.	4	29,996	26,158	—	56,158	73,500
Notes:

(1)	Directors make annual elections whether to receive fees in cash, in stock, or in a combination of cash and stock. Fractional shares are paid in cash.

(2)	The values of stock awards and option awards listed above reflect the expense recognized in our financial statements during 2007; however, they do not reflect our estimate of future forfeitures, nor were there any forfeitures by our directors during 2007. For additional information about our valuations of option awards, see Note 3(n) and Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	If a director elects to receive all or a portion of their fees in stock, we determine the number of shares of stock based upon the closing price of a share of Common Stock as reported on the NASDAQ Global Market on the trading day preceding the last day of the quarter.

The grant date fair value of the stock award as determined by the actual closing price of a share of Common Stock as reported on the NASDAQ Global Market on the day of grant is as follows: Mr. Pietruski, $15,735; Dr. Anderson, $15,735; Mr. Buchi, $15,735; Mr. Cruikshank, $36,720; Dr. Oparil, $31,475; Mr. Thomson, $17,310; Dr. Willerson, $31,475.

(4)	The fair value of stock option awards was estimated on the date of grant using a Black-Scholes option-pricing model that used the following assumptions: (i) expected dividend yield 0.0%, (ii) risk-free interest rate 4.59%, (iii) expected volatility 77.15%, and (iv) expected life of 4.0 years. The Black-Scholes value used for the grant of options at May 9, 2007 was $2.25 per share. The grant date fair value for options awards granted on May 9, 2007 was $16,875 for each director listed above.

(5)	Mr. Pietruski received $40,000 pursuant to a consulting agreement.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The following table sets forth the beneficial ownership of our Common Stock as of February 29, 2008, by:
•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our Common Stock;

•	each of our executive officers named in the Summary Compensation Table above and directors; and all of our directors and executive officers as a group.

          Unless otherwise noted, each person has sole investment and voting power of the shares listed. The information in the following table is based on information supplied by executive officers, directors and principal stockholders and filings, if any, filed with the SEC by each person.

	Number of Shares
			Exercisable
			Options to
			Purchase Shares		Percent of
Name and Address of Beneficial Owner(1)	Shares		Within 60 Days	Total	Class
Wellington Management Company, LLP (2)	11,178,770		0	11,178,770	13.8%
Ron J. Anderson, M.D.	17,218		66,000	83,218	*
J. Kevin Buchi	11,253		30,000	41,253	*
Gordon H. Busenbark (3)	0		0	0	*
George W. Cole	272,589	(4)	31,699	304,288	*
Robert J. Cruikshank	63,376		66,000	129,376	*
John H. Dillon, II	9,121		30,000	39,121	*
Richard A. F. Dixon, Ph.D.	453,499	(4)	664,296	1,117,795	1.4%
Bruce D. Given, M.D (3)	70,748	(4)	816,047	886,795	1.1%
Richard A. Goeggel	103,600	(4)	21,000	124,600
D. Jeffrey Keyser, RPH, MPA, J.D	109,467	(4)	129,081	238,548	*
Derek J. Maetzold	172,895	(4)	147,919	320,814
Suzanne Oparil, M.D.	46,599		67,500	114,099	*
John M. Pietruski	99,110	(5)	66,000	165,110	*
James A. Thomson, Ph.D.	35,056	(6)	66,000	101,056	*
James T. Willerson, M.D.	64,541	(7)	66,000	130,541	*
All directors and executive officers as a group (14 persons)	1,630,611		1,460,864	3,091,475	3.8%
Notes:

*	Less than one percent (1%)

(1)	Unless otherwise indicated, the address of all persons above is 4848 Loop Central Drive, Suite 700, Houston, Texas 77081.

(2)	Based on a Schedule 13G filed on February 14, 2008 by Wellington Management Company, LLP (“Wellington Management”). Wellington Management, in its capacity as investment adviser, may be deemed to have beneficial ownership of 11,178,770 shares of Common Stock that are owned by numerous investment advisory clients, one of which is known to have such interest with respect to more than five percent of the class of shares. Wellington Management has shared voting authority over 7,241,483 shares and shared disposition authority over 11,152,770 shares. Wellington Management is an investment adviser. The address of Wellington Management is 75 State Street, Boston, Massachusetts 02109.

(3)	Mr. Busenbark and Dr. Given were executive officers in 2007, but were no longer employed by us as of December 31, 2007.

(4)	Includes the following shares of restricted Common Stock for which restrictions will lapse as follows: Restrictions that lapse on March 1, 2008: Dr. Dixon — 1,562; Dr. Given — 2,722, Mr. Keyser — 483 and Mr. Maetzold — 806. Restrictions that lapse on June 30, 2008: Mr. Cole — 100,000, Dr. Dixon — 62,500, Mr. Goeggel — 40,000, Mr. Keyser — 35,000 and Mr. Maetzold — 50,000. Restrictions that lapse on November 30, 2008: Mr. Cole — 36,294, Dr. Dixon — 35,911, Mr. Goeggel — 11,150, Mr. Keyser — 13,400 and Mr. Maetzold — 22,453. Restrictions that lapse on November 30, 2009: Mr. Cole — 19,533, Mr. Dixon — 21,786, Mr. Goeggel — 9,226, Mr. Keyser — 6,671 and Mr. Maetzold — 15,109. Restrictions that lapse on March 31, 2009: Mr. Cole — 100,000, Dr. Dixon — 62,500, Mr. Goeggel — 40,000, Mr. Keyser — 35,000 and Mr. Maetzold — 50,000. For Dr. Given, includes 49,664 shares of restricted Common Stock for which the restrictions will lapse on June 24, 2008.

(5)	Includes 42,857 shares held by the Pietruski Family Partnership, of which Mr. Pietruski is the general partner.

(6)	Includes 200 shares held by Dr. Thomson’s granddaughter.

(7)	Includes 14,285 shares owned by The James T. Willerson Fund, Inc., a not-for-profit corporation, of which Dr. Willerson is the Chairman of its board of directors.

Securities Authorized For Issuance Under Equity Compensation Plans.
          The following table sets forth information regarding our existing equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information
Number of securities
		Weighted-average	remaining available
	Number of securities	exercise	for future issuance
	to be issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,081,422	$7.01	885.657
Equity compensation plans not approved by security holders	—	—	—

Total as of December 31, 2007	5,081,422	$7.01	885,657

Notes:

(1)	Consists of the Amended and Restated 1990 Incentive Stock Option Plan, the Amended and Restated 1992 Incentive Stock Option Plan, the Amended and Restated 1995 Stock Option Plan, the Amended and Restated 1995 Non-Employee Director Stock Option Plan, the Amended and Restated 1999 Stock Incentive Plan and the 2007 Incentive Plan, as amended.
Item 13 — Certain Relationships and Related Transactions, and Director Independence.
Review, Approval or Ratification of Transactions with Related Persons
          The Audit Committee is responsible for reviewing and approving all related person transactions.
The Board and Board Committees
          During 2007, the Board held eleven meetings. All ten directors attended at least 75 percent of the total meetings of the Board and the committees on which they serve. We believe that attendance at meetings of the Board is only one criterion for judging the contribution of individual directors and that all directors have made substantial and valuable contributions.
          The Board has determined that the following members of the Board are independent within the meaning of Rule 4200 of the NASD: Ron J. Anderson, J. Kevin Buchi, Robert J. Cruikshank, John H. Dillon, II, Suzanne Oparil, John M. Pietruski, James A. Thomson, and James T. Willerson. In determining Mr. Pietruski’s independence, the Board took into consideration the consulting agreement, as amended, between us and Mr. Pietruski under which we paid Mr. Pietruski $40,000 in fiscal year 2007.

Item 14 — Principal Accountant Fees and Services.
Independent Public Accountants
          Independent Public Accountant Fees. In 2007 and 2006, KPMG LLP provided services in the following categories and amounts:

	2007 (4)	2006 (4)
Audit Fees (1)	$658,539	$430,472
Audit Related Fees (2)	$6,900	$—
Tax Fees (3)	$80,795	$204,917
All Other Fees	$—	$—
Notes:

(1)	Includes $67,457 of fees incurred by us in 2007 connection with the review of a prospectus supplement and related services.

(2)	Includes fees incurred for review of debt offering legal documents during 2007.

(3)	Includes fees for preparation of federal, state and country specific tax returns and for tax advice and tax planning.

(4)	All amounts shown include expenses billed.
          Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee has delegated pre-approval authority with respect to non-audit services to its chairman, provided that the total anticipated cost of the project is less than $10,000, and the total anticipated costs of all such projects pre-approved by the chairman during any calendar year does not exceed $20,000. The committee has also pre-approved the provision of isolated tax questions or other miscellaneous tax services that do not constitute discrete and separate projects, provided that the aggregate cost of responding to all such questions and providing all such miscellaneous services does not exceed $5,000 per calendar quarter. The chairman and management are required to periodically report to the full committee the scope and anticipated cost of all projects pre-approved by the chairman, and the cost of all miscellaneous tax services described above. None of the fees paid to the independent auditors under the categories Audit-Related, Tax and All Other fees described above were approved by the committee after services were rendered pursuant to the de minimis exception established by the SEC.

PART IV
Item 15 — Exhibits.
          The following documents are filed herewith as part of this Form 10-K/A.
               Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 26th day of March, 2008.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ Richard A. Goeggel
Richard A. Goeggel
Vice President, Finance Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number			Description of Exhibit

2.1		•
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

4.8		•	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 23, 2007).

10.1	+	•
Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Commission File No. 000-20117) effective June 26, 1992 (as amended)).

10.2	+	•
Ninth Amendment dated February 15, 2008 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 19, 2008).

10.3	+	•
Termination Agreement dated March 21, 2003, between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.4	+	•
Separation Agreement and Release dated July 12, 2007, between Encysive Pharmaceuticals Inc. and Bruce D. Given, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 16, 2007).

10.5	+	•
Termination Agreement dated March 17, 2003, between Encysive Pharmaceuticals Inc. and Richard A. F. Dixon (incorporated by reference to Exhibit 10.6 to the Company’s 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.6	+	•
Termination Agreement dated as of October 24, 2005, between Encysive Pharmaceuticals Inc. and Gordon H. Busenbark (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 1, 2005).

Exhibit Number			Description of Exhibit

10.7	+	•
Termination Agreement dated as of October 25, 2005, between Encysive Pharmaceuticals Inc. and George W. Cole (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on November 14, 2005).

10.8	+	•
Letter Agreement dated June 24, 2007, between Encysive Pharmaceuticals Inc. and George W. Cole (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on June 26, 2007).

10.9	+	•
Termination Agreement dated as of June 2, 2003, between Encysive Pharmaceuticals Inc. and Derek J. Maetzold (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on September 11, 2003).

10.10	+	•
Termination Agreement dated as of March 22, 2004, between Encysive Pharmaceuticals Inc. and D. Jeffrey Keyser (incorporated by reference to Exhibit (e)(7)to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.11	+	•
Termination Agreement dated as of September 8, 2005, between Encysive Pharmaceuticals Inc. and Paul S. Manierre (incorporated by reference to Exhibit (e)(8)to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.12	+	•
Letter Amendment re Manierre Termination Agreement dated as of July 20, 2007, between Encysive Pharmaceuticals Inc. and Paul S. Manierre (incorporated by reference to Exhibit (e)(9) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.13	+	•
Termination Agreement dated as of January 2, 2008, between Encysive Pharmaceuticals Inc. and Richard A. Goeggel (incorporated by reference to Exhibit (e)(10) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File No. 000-20117) filed March 4, 2008).

10.14	+	•
Form of Indemnification Agreement between Encysive Pharmaceuticals Inc. and its officers and directors dated March 12, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2001, filed with the Commission on March 29, 2002).

10.15	+	•
Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.16	+	•
Amended and Restated 1992 Incentive Stock Option Plan (as of March 3, 1995) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.17	+	•
Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.18	+	•	1995 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1995).

10.19	+	•
Amendment to the 1995 Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.20	+	•
Amended and Restated 1995 Non-Employee Director Stock Option Plan (as amended by the Board of Directors on June 30, 1996) (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1996).

10.21	+	•
Amendment to the 1995 Non-Employee Director Stock Option Plan of Encysive Pharmaceuticals Inc. dated March 4, 1997 (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997).

10.22	+	•
Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan, dated March 6, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-41864) filed with the Commission on July 20, 2000).

10.23	+	•
Amendment to the Encysive Pharmaceuticals Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 14, 2003).

10.24	+	•	Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Proxy Statement on Schedule 14A (Commission File No. 000-20117) filed April 7, 2004).

10.25	+	•
Form of Option Agreement for Incentive Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

10.26	+	•
Form of Option Agreement for Non-Qualified Stock Options Awarded to Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004).

Exhibit Number			Description of Exhibit

10.27	+	•
Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees without a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission December 12, 2005).

10.28	+	•
Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Stock Incentive Plan for employees with a Termination Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission December 12, 2005).

10.29	+	•
Encysive Pharmaceuticals Inc. 2007 Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142764) filed with the Commission on May 9, 2007).

10.30	+	•
Forms of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.31	+	•
Forms of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.32	+	•
Form of Restricted Stock Awards for Employees With a Termination Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.33	+	•
Form of Restricted Stock Awards for Employees Without a Termination Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File No. 000-20017) filed with the Commission on March 20, 2007).

10.34	+	•
Retirements Benefits Policy for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission January 31, 2006).

10.35	+	•
Retirements Benefits Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission January 31, 2006).

10.36	+	•
Form of Retention Agreement for Remaining Employees, including Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on July 9, 2007).

10.37	+	•
2007 Severance Pay Plan (incorporated by reference to Exhibit (e)(11)to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (Commission File no. 000-20117) filed with the Commission on March 4, 2008).

10.38		•
Lease Agreement dated, February 24, 1995, between Encysive Pharmaceuticals Inc. and Doctors Center, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 1994).

10.39		•
Third Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on 10-K (Commission File No. 000-20117) for the year ended December 31, 2002, filed with the Commission on March 28, 2003).

10.40		•
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

10.42		•
Fourth Amendment to Lease Agreement dated January 1, 2003, between Encysive Pharmaceuticals Inc. and the Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2005, filed with the Commission on March 13, 2006).

10.43	*	•
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

10.44	*	•
Agreement between Mitsubishi Chemical Corporation, Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.45	*	•
Product Development License and Co-Promotion Agreement between Encysive Pharmaceuticals Inc. and SmithKline Beecham plc dated August 5, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on August 25, 1997).

10.46	*	•
License Agreement between Encysive Pharmaceuticals Inc. and Revotar Biopharmaceuticals AG. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed on June 27, 2005).

Exhibit Number			Description of Exhibit

10.47	*	•
Research Collaboration and License Agreement between Encysive Pharmaceuticals Inc. and Schering-Plough LTD. dated June 30, 2000 (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.48	*	•
Research Collaboration and License Agreement between Encysive Pharmaceuticals Inc. and Schering Corporation dated June 30, 2000 (incorporated by reference to Exhibit 99.9 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-20117) for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000).

10.49		•
Common Stock Purchase Agreement between Encysive Pharmaceuticals Inc. and Azimuth Opportunity Ltd. dated October 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on October 20, 2006).

10.50		•
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

21.1		•
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2007, filed with the Commission on March 17, 2008).

23.1		•
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (Commission File No. 000-20117) for the year ended December 31, 2007, filed with the Commission on March 17, 2008).

31.1	†	•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	†	•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	†	•	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	•	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has omitted certain portions of these agreements in reliance on Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

†	Filed herewith.