Form 10-Q
period 2008-03-31
ENCYSIVE PHARMACEUTICALS INC
filed 2008-05-12
CIK 887023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, exclusive of treasury shares, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, $0.005 par value	80,955,060

ENCYSIVE PHARMACEUTICALS INC.

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,696	$33,153
Restricted cash	254	244
Accounts receivable	11,518	9,647
Other current receivables	1,912	1,612
Inventory, net of reserve of $1,470 and $1,046	2,989	3,503
Prepaids	1,423	704

Total current assets	30,792	48,863
Equipment and leasehold improvements, net of accumulated depreciation of $12,770 and $12,719	4,966	5,166
Deferred debt origination costs, net of accumulated amortization of $5,577 and $5,350	4,266	4,493
Intangible assets, net of accumulated amortization of $817 and $790	149	176

Total assets	$40,173	$58,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,587	$2,872
Accrued expenses	11,977	16,668

Total current liabilities	14,564	19,540
Long-term debt	186,191	189,696

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $.005 per share. 5,000,000 Shares authorized; none issued or outstanding	—	—
Common stock, par value $.005 per share. 150,000,000 shares authorized. At March 31, 2008, 81,168,060 shares issued, 80,955,060 outstanding; at December 31, 2007, 81,130,866 shares issued, 80,917,866 shares outstanding	406	406
Additional paid-in capital	374,460	373,452
Treasury stock, 213,000 shares at March 31, 2008 and December 31, 2007	(1,602)	(1,602)
Accumulated other comprehensive income	542	161
Accumulated deficit	(534,388)	(522,955)

Total stockholders’ deficit	(160,582)	(150,538)

Total liabilities and stockholders’ deficit	$40,173	$58,698

See accompanying notes to condensed consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Sales	$9,272	$941
Royalty income	5,439	4,145
License fee and milestones	—	322

Total Revenues	14,711	5,408

Expenses:
Cost of goods sold	1,035	66
Research and development	6,865	17,499
Sales and marketing	7,258	10,886
General and administrative	7,392	5,616

Total expenses	22,550	34,067

Operating loss	(7,839)	(28,659)
Investment income	236	795
Interest expense	(3,830)	(2,044)

Net loss	$(11,433)	$(29,908)

Other comprehensive income:
Unrealized gain on foreign currency translation	381	7

Comprehensive loss	$(11,052)	$(29,901)

Loss per share:
Continuing operations, basic and diluted	$(0.15)	$(0.49)

Weighted average common shares used to compute net loss per share basic and diluted	78,573,504	61,643,847

See accompanying notes to condensed consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,433)	$(29,908)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	244	265
Expenses paid with stock	80	43
Share-based compensation expense	926	1,553
Amortization of debt issue costs	228	218
Interest earned on restricted cash	—	(72)
Loss on disposition of fixed assets	—	4
Reserve for obsolescence	424	129
Changes in operating assets and liabilities:
Restricted cash	(10)	—
Accounts receivable	(1,746)	62
Inventory	90	(501)
Prepaids	(714)	(754)
Other current receivables	(224)	(435)
Accounts payable and accrued expenses	(5,152)	(4,273)
Deferred revenue	—	(322)

Net cash used in operating activities	(17,287)	(33,991)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(11)	(119)

Net cash used in investing activities	(11)	(119)

Cash flows from financing activities:
Borrowing of long-term debt	—	60,000
Proceeds restricted	—	(10,000)
Debt issue costs	—	(3,422)
Repayment of long-term debt	(3,505)	(3,468)
Proceeds from option exercises	2	4

Net cash (used in) provided by financing activities	(3,503)	43,114

Effect of exchange rate changes on cash	344	5

Net increase (decrease) in cash and cash equivalents	(20,457)	9,009
Cash and cash equivalents at beginning of period	33,153	43,798

Cash and cash equivalents at end of period	$12,696	$52,807

Supplemental schedule of cash flow information:
Interest paid	4,386	2,597
See accompanying notes to condensed consolidated financial statements

ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (unaudited)
(1) Merger
     On February 20, 2008, Encysive Pharmaceuticals Inc., a Delaware corporation (“Encysive” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pfizer Inc., a Delaware Corporation (“Pfizer”), and Explorer Acquisition Corp. (“Explorer”), a Delaware corporation and a wholly-owned subsidiary of Pfizer, which provides for the merger (the “Merger”) of Explorer with and into the Company, with the Company continuing as the surviving corporation, wholly-owned by Pfizer. Pursuant to the Merger Agreement, on March 4, 2008, Explorer and Pfizer commenced a tender offer (the “Tender Offer”) to purchase all of the outstanding shares of common stock, par value $0.005 per share (including the associated preferred stock purchase rights, the “Shares”), of the Company at a purchase price of $2.35 per Share in cash, without interest and less any required withholding taxes (the “Offer Consideration”). The initial offering period of the Tender Offer expired at 12:00 midnight, New York City time, on Monday, March 31, 2008, at which time approximately 61,765,295 Shares (representing approximately 76.30% of the outstanding Shares) were validly tendered and not withdrawn pursuant to the Tender Offer. On April 1, 2008, Explorer accepted all validly tendered and not withdrawn Shares for payment in accordance with the terms of the Tender Offer and promptly paid for and purchased such Shares
     Pursuant to the Merger Agreement, on April 1, 2008, Explorer also commenced a subsequent offering period in respect of the Tender Offer to acquire all of the remaining untendered Shares for the Offer Consideration. The subsequent offering period expired at 5:00 p.m., New York City time, on Monday, April 14, 2008. During the subsequent offering period, approximately 7,311,171 additional Shares were purchased by Explorer. The total number of Shares purchased by Explorer in the Tender Offer through the expiration of the subsequent offering period was 69,076,466 Shares (representing approximately 85.33% of the outstanding Shares).
     The Merger will be effected in accordance with the General Corporation Law of the State of Delaware (the “DGCL”) and the Merger Agreement. Since the affirmative vote of the holders of a majority of the outstanding Shares is required to adopt the Merger Agreement, Explorer will be able to adopt the Merger Agreement, and has an obligation to do so under the Merger Agreement, without the vote or consent of any other Encysive stockholder. Upon completion of the Merger, each Share issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Pfizer, the Company and their wholly-owned subsidiaries and by stockholders who properly exercise appraisal rights under the DGCL) will be converted into the right to receive $2.35 per Share in cash, without interest and less any required withholding taxes (the “Merger Consideration”). Prior to the effective time of the Merger, the Company will mail an information statement to its stockholders of record on May 15, 2008 containing information about the Merger. Under federal securities laws, the Merger may not be completed until 20 days after the Company mails the information statement to such stockholders. Pfizer, Explorer and the Company are obligated to complete the Merger pursuant to the terms and subject to the conditions of the Merger Agreement. Management expects all of such conditions to be satisfied at the end of the 20 day period. The Merger is expected to become effective in early June 2008.
          The Merger Agreement includes customary representations, warranties and covenants of Encysive, Pfizer and Explorer. Encysive has agreed to operate its business in the ordinary course until the Merger is consummated.
          After the consummation of the Merger, the Shares will be deregistered under applicable rules of the Securities and Exchange Commission (“SEC”) and the Shares also will be delisted from the NASDAQ Global Market.
          The completion of the Tender Offer on April 1, 2008, resulted in a fundamental change, as defined in the indenture governing the Company’s 2.5% Convertible Notes due 2012 (the “Convertible Notes”), pursuant to which the holders of the Convertible Notes can demand repayment of the Convertible Notes in full, with accrued interest thereon. A notice of fundamental change was distributed to the holders of the Convertible Notes, and the Company expects that the notes will be repaid in the second quarter of 2008. Pursuant to the terms of the Merger Agreement

Pfizer is obligated to provide funds necessary to repay the Convertible Notes. For more information about the Convertible Notes, see Note 10.
     The completion of the Tender Offer on April 1, 2008, also represented a fundamental transaction as defined in a Securities Purchase Agreement (“Purchase Agreement”), dated August 20, 2007, pursuant to which the Company sold units comprised of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (each a “Warrant” and collectively, the “Warrants”). As a result, in April 2008, the holders of the Warrants received an amount of cash equal to the value of the Warrants, as determined in accordance with the terms of the Warrants. As the holders of the Warrants have been paid in full, the Warrants were cancelled in April 2008. For additional information about the Warrants, see Note 5.
     Pursuant to the terms of the Merger Agreement, and the Company’s various stock option plans, all unvested outstanding awards, including stock options, phantom units and shares of restricted stock vested upon the completion of the Tender Offer, and all remaining share-based compensation will be recognized in the second quarter of 2008. Under the terms of the Merger Agreement, holders of phantom units received the Offer Consideration in April 2008. Holders of stock options with an exercise price below the Offer Consideration are entitled to a cash payment of the intrinsic value of their options upon the effective time of the Merger. For additional information, see Note 11.
     Upon the completion of the Tender Offer on April 1, 2008, the Company became obligated to pay other expenses related to the Merger of approximately $5.8 million.
(2) Liquidity and Management’s Plans
     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has sustained losses since its formation, and at March 31, 2008 had a stockholders’ deficit of $160.6 million, and had cash and cash equivalents of $12.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.
     As a result of the consummation of the Tender Offer, the Company is a majority-owned subsidiary of Pfizer. Management expects Pfizer to provide sufficient liquidity as needed in order for the Company to continue to operate as a majority owned subsidiary of Pfizer through the effective time of the Merger.
(3) Organization and Significant Accounting Policies
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
     The Company is presently working on a number of long-term development projects that involve experimental and unproven technology, which may require many years and substantial expenditures to complete, and which may or may not be successful. Sales of the Company’s first product approved by the United States Food and Drug Administration (“FDA”), Argatroban, for which it receives royalty income, began during November 2000. Thelin™ (sitaxsentan sodium), has been approved by the European Medicines Agency (“EMEA”), the Therapeutic Products Directorate (“TPD”) in Canada, and the Australian Therapeutic Goods Administration (“TGA”).
  (b) Basis of Consolidation
     The Company’s condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ImmunoPharmaceutics, Inc. (“IPI”), a California corporation; Encysive, L.P. (“ELP”), a Delaware limited partnership; EP-ET, LLC, a Delaware limited liability company; Encysive (UK) Limited, a private company located in the United Kingdom (“UK”); Encysive GmbH, a private company located in Germany; Encysive France S.A.S., a private company located in France; Encysive Italy S.r.l., a private company located in Italy;

Encysive Canada Inc., a private company located in Canada; Encysive Switzerland GmbH, a private company located in Switzerland; and Argatroban Royalty Sub LLC, a Delaware limited liability company (“Royalty Sub”).
  (c) Revenue Recognition
     Revenue from sales of Thelin™ is recognized when product is shipped and ownership transfers to the customer. Sales revenue includes value added taxes billed to customers, and is reported net of discounts, allowances and returns. Sales revenue and cost of goods sold included VAT of approximately $826,000 and $63,000 in the three months ended March 31, 2008 and 2007, respectively. Revenue from service contracts is recognized as services are performed. Royalty revenue is recognized as products are sold by a licensee and the Company has received sufficient information to record a receivable. The Company defers the recognition of milestone payments related to contractual agreements that are still in the development stage. Such deferred revenues are amortized into income over the estimated remaining development period. Milestone payments received under contractual agreements which have completed the development stage are evaluated, and either recognized into income when earned, or amortized over a future period, depending upon whether the Company continues to have obligations under the terms of the arrangement. License fees received under the terms of licensing agreements for the Company’s intellectual property are similarly deferred and amortized into income over the estimated development period of the licensed item or items. The Company periodically evaluates its estimates of remaining development periods and adjusts the recognition of remaining deferred revenues over the adjusted development period remaining. Revenue from grants is recognized as earned under the terms of the related grant agreements, typically as expenses are incurred. Amounts received in advance of services being performed under contracts are recorded as deferred revenue and recognized as services are performed.
  (d) Debt issue costs
     Debt issue costs are deferred, and recognized from the issuance through the final maturity date of such debt.
  (e) Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
  (f) New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The Company adopted FAS 157 on January 1, 2008. The guidance in FAS 157 will be applied prospectively with the exception of (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under FAS 133, which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective adoption). The adoption of FAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted FAS 159 during the first quarter of 2008. The Company did not elect to adopt the fair value option provided under FAS 159 and the adoption of FAS 159 did not have a material impact on the Company’s condensed consolidated financial statements.

  (g) Reclassifications
     Certain prior period amounts have been reclassified to conform to current-year presentation with no effect on net loss or stockholders’ equity previously reported.
(4) Inventory
     Inventory balances are determined using the first-in first-out method. Inventory at March 31, 2008 and December 31, 2007 was as follows ($ in thousands):

	March 31,	December 31,
	2008	2007
Work-in-process	$3,005	$3,504
Finished goods	1,454	1,045

	4,459	4,549
Less reserve	(1,470)	(1,046)

Net	$2,989	$3,503

(5) Capital Stock
     In March 2005, the Company issued the Convertible Notes in the principal amount of $130 million. As the Convertible Notes are convertible into the Company’s common stock, the Company has reserved 9,322,001 shares for issuance upon conversion, including 213,000 treasury shares. For additional information about the Convertible Notes, see Note 10.
     On August 20, 2007, the Company entered into the Purchase Agreement with certain institutional accredited investors and qualified institutional buyers relating to the offering of 7,692,305 units at a price of $1.95 per unit, with each unit consisting of one share of the Company’s common stock and a Warrant. The offering closed on August 21, 2007 and, without giving effect to the potential exercise of the Warrants, resulted in gross proceeds of approximately $15 million and net proceeds of approximately $14 million, after placement agent fees and other expenses of the offering.
     The Company has reserved common stock for issuance at March 31, 2008, as follows:

Stock option plans	7,715,956
Warrants	7,692,305
2.50% Convertible Senior Notes due 2012	9,322,001

Total shares reserved	24,730,262
     Under the terms of the Purchase Agreement, the change in control of the Company on April 1, 2008 resulting from the Tender Offer represented a fundamental transaction as defined in the Purchase Agreement. As a result, on April 24, 2008, the holders of the Warrants received an amount of cash equal to the value of the Warrants as determined in accordance with in the terms of the Warrants. As the holders of the warrants have been paid in full, and have executed releases in exchange for payment, the Warrants were cancelled in April 2008. Pfizer provided the funds to pay the holders of the Warrants pursuant to its obligation under the Merger Agreement.
(6) Cash, Cash Equivalents, and Restricted Cash
     Cash equivalents are considered to be those securities or instruments with original maturities, when purchased, of three months or less and are recorded at cost. Short-term investments consist of debt securities with remaining maturities of less than one year and original maturities greater than three months at the purchase date. The Company classifies all short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Short-term investments are stated at amortized cost plus accrued interest. Interest income is accrued as earned. The Company evaluates the carrying value of its securities by comparing the carrying value of the securities to their market value. In the event that the fair value of a security were to decline below its carrying cost, and in the opinion of management such decline was other than temporary, the Company would record a loss and reduce the carrying value of such security to its fair value. All of the Company’s funds were invested in cash or cash equivalents at March 31, 2008 and December 31, 2007.

     Restricted cash is comprised of cash and cash equivalents at Royalty Sub, and approximately $0.1 million deposited by the Company into an account with a bank to secure a letter of credit.
(7) Net Loss per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2008 and 2007, the weighted average common shares used to compute basic and diluted net loss per common share totaled 78,573,504 and 61,643,847, respectively. Securities convertible into common stock comprised of stock options, shares of common stock reserved for issuance upon exercise of the Warrants, shares of common stock reserved for issuance upon conversion of the Convertible Notes and unvested shares of restricted common stock totaling 24,730,262 and 18,252,559 shares at March 31, 2008 and 2007, respectively, were not used in the calculation of diluted net loss per common share because the effect would have been antidilutive.
(8) Income Taxes
     The Company did not incur tax expense (benefit) during the three month periods ended March 31, 2008 and 2007, due to operating losses and the related increase in the valuation allowance.
(9) Entity-Wide Geographic Data
     The Company operates in a single business segment that includes sales, research and development of pharmaceutical products. The Company’s revenues are primarily derived from sales of Thelin™ in Europe, Canada and Australia, and royalties earned on sales of Argatroban by GlaxoSmithKline plc (“GSK”) in the U.S. and Canada. The following table summarizes the Company’s sources of revenues from its principal customers (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Entities:
GSK	$5,439	$4,145
Others	9,272	1,263

Total	$14,711	$5,408

     The following table summarizes the Company’s sources of revenues by geographical area (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Geographical Area:
United States	$5,439	$4,467
Europe	8,139	941
Other	1,133	—

Total	$14,711	$5,408

     The following table summarizes the Company’s long-lived assets by geographical area (dollars in thousands):

	March 31,	December 31,
	2008	2007
Geographical Area:
United States	$9,145	$9,592
Europe	236	246

Total	$9,381	$9,838

(10) Long-Term Debt
     On February 6, 2007, the Company, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub, the rights of the Company to receive royalties and certain payments (the “Royalty Payments”) from sales of Argatroban in the U.S. and Canada, in exchange for approximately $56.6 million in cash and a capital contribution by the Company to Royalty Sub in an amount equal to the excess of the agreed fair market value of the Royalty Payments over the amount of the cash portion of the purchase price. Also on February 6, 2007, Royalty Sub issued an aggregate principal amount of $60.0 million of Argatroban PhaRMA(sm) Secured 12% Notes due 2014 (the “Original Argatroban Notes”) to certain institutional investors in a private placement pursuant to Section 4(2) of the Securities Act.
     The Royalty Payments to Royalty Sub were the sole source of payment of principal of, and interest on, the Original Argatroban Notes. The payment dates for the Original Argatroban Notes were March 30, June 30, September 30 and December 30 of each year.
     On September 21, 2007, Royalty Sub issued the Argatroban PhaRMA(sm) Secured 18.5% Notes due 2014 (the “Argatroban Notes”) to the holders of the Original Argatroban Notes in consideration for the delivery of the Original Argatroban Notes for contemporaneous redemption and cancellation, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to the Company of approximately $11.2 million.
               The Argatroban Notes were issued pursuant to an Indenture, dated as of February 6, 2007 (the “Original Indenture”), between Royalty Sub and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of September 21, 2007 (the “Supplemental Indenture” and collectively with the Original Indenture, the “Indenture”), between Royalty Sub and the Trustee. The Indenture provides for $68.0 million in aggregate principal amount of the Argatroban Notes. Except as described below, the Royalty Payments are the sole source of payment for the Argatroban Notes, and the Company is not an obligor or guarantor of the Argatroban Notes. Principal on the Argatroban Notes must be paid in full by the final legal maturity date of September 30, 2014, unless redeemed earlier. The interest rate applicable to the Argatroban Notes is 18.5% per annum (calculated on the basis of a 360-day year consisting of twelve 30-day months) and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 each year, beginning on September 30, 2007 (each, a “Payment Date”). The calculation date for each such Payment Date will be the fifth business day immediately preceding such Payment Date (the “Calculation Date”). Non-payment of principal will not be an event of default prior to September 30, 2014.
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
     The completion of the Tender Offer on April 1, 2008, qualified as a fundamental change under the indenture governing the Convertible Notes, and in April 2008 the Company notified the holders of the Convertible Notes of the fundamental change and the right to require the Company to repurchase the Convertible Notes.
(11) Share-Based Payment
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
     The Amended and Restated 1992 Incentive Stock Option Plan (“1992 Plan”) allows for the issuance of incentive and non-qualified options to employees, directors, officers, non-employee independent contractors and non-employee directors, pursuant to which 84,050 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1992 Plan.
     The Amended and Restated 1995 Stock Option Plan (“1995 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock bonuses to employees, officers, and non-employee independent contractors, pursuant to which 125,629 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Plan.
     The Amended and Restated 1995 Non-Employee Director Stock Option Plan (“1995 Director Plan”) allows for the issuance of non-qualified options to non-employee directors, pursuant to which 337,500 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company. No new issuances are being made under the 1995 Director Plan.
     The Amended and Restated 1999 Stock Incentive Plan (“1999 Plan”) allows for the issuance of incentive and non-qualified options, shares of restricted stock and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 5,076,070 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     The 2007 Incentive Plan, as amended (“2007 Plan”), allows for the issuance of incentive and non-qualified options, shares of restricted stock, and stock-based bonuses to directors, employees, officers and non-employee independent contractors, pursuant to which 2,070,207 shares of Common Stock are reserved for issuance out of authorized but unissued shares of the Company.
     Pursuant to the terms of the Merger Agreement and the Company’s stock option plans, all unvested outstanding awards, including stock options, phantom units, and shares of restricted stock vested upon the completion of the Tender Offer on April 1, 2008, and all previously unrecognized share-based compensation expense will be recognized in the second quarter of 2008.
     Compensation expense related to all share-based awards during the three months ended March 31, 2008 and 2007 was as follows ($ in Thousands):

	Three Months Ended
	March 31,
	2008	2007
Options	$79	$848
Nonvested shares of common stock	847	802

Total	$926	$1,650

     Cash received from stock options exercised during the three months ended March 31, 2008 and 2007 was $2,000 and $4,000, respectively.

     The fair value of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed over the vesting period of the stock options using the straight-line method. Expected volatility is based on an average of (i) historical volatility of the Company’s stock, (ii) implied volatility from the Company’s convertible debt and (iii) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond for the month during which the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.
     No stock options were granted in the three months ended March 31, 2008. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended March 31, 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
Expected dividend yield	—	0.0
Risk-free interest rate	—	4.7%
Expected volatility	—	77.9%
Expected life in years	—	5.0
     A summary of the Company’s stock option activity for the three months ended March 31, 2008 was as follows:

		Weighted	Weighted Average	Aggregate
	Stock	Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in Thousands)
Outstanding at January 1, 2008	5,081,422	$7.01	4.94	$—
Grants	—	—
Forfeited or expired	(219,818)	$7.77
Exercises	(2,500)	$0.93

Outstanding at March 31, 2008	4,859,104	$6.98	4.83	$554
     As discussed in Note 1, following the completion of the Tender Offer on April 1, 2008, holders of stock options with an exercise price below the Offer Consideration are entitled to a cash payment of the intrinsic value of their options upon the effective time of the Merger, which is expected to occur in early June 2008.
     The weighted average grant date fair value of options granted and total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average:
Grant date fair value per option	$—	$1.98
Total intrinsic value of options exercised	$3,000	$12,000

     The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the day before the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2008 and 2007 was $0.76 and $3.03, respectively. A summary of the Company’s nonvested shares activity for the three months ended March 31, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	2,450,275	$1.85
Activity during quarter ended March 31, 2008
Grants	105,101	$0.76
Vested	(112,476)	$1.43
Forfeited	(70,407)	$2.44

Nonvested at March 31, 2008	2,372,493	$1.80
     The Company began granting phantom units in 2006 to certain of its non-U.S. employees. The fair value of unvested phantom units is determined based on the closing trading price of the common stock on the day before the grant date. A summary of the Company’s unvested phantom unit activity for the three months ended March 31, 2008, was as follows:

		Weighted
		Average
	Phantom	Grant Date
	Units	Fair Value
Unvested at January 1, 2008	1,949,387	$1.42
Grants	34,636	$2.31
Vested	—	—
Forfeited	(112,496)	$1.56

Unvested at March 31, 2008	1,871,527	1.43
     At March 31, 2008, there was $5.4 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans of which $1.4 million relates to stock options and $4.0 million relates to nonvested shares. As a result of the completion of the Tender Offer, all outstanding share-based awards vested on April 1, 2008 and remaining share-based compensation expense will be recognized in the second quarter of 2008.
(12) Accrued expenses
     Accrued expenses consisted of the following items (dollars in thousands):

	March 31, 2008	December 31, 2007
Accrued compensation and benefits	$1,351	$4,680
Accrued research and development costs	4,451	5,961
Accrued interest on long-term debt	169	953
Accrued sales and marketing expenses	802	1,874
Reserve for future Argatroban returns	1,562	1,448
Legal and Professional Fees	2,925	901
Other accrued expenses	717	851

Total	$11,977	$16,668

(13) Commitments and Contingencies
  (a) Foreign Currency Exchange Risk
     The Company is exposed to market risk primarily from changes in foreign currency exchange rates. We have contracts with entities outside the U.S. that are denominated in a foreign currency. Most of the Company’s assets are located within the U.S. and are not subject to changes in foreign currency exchange rates. Royalty revenues are denominated in U.S. dollars, however all sales revenue and a substantial portion of operating expense is denominated in foreign currencies, primarily pounds sterling, euros or Canadian dollars. While the effect of changes in foreign currency exchange rates has not had a material effect on the Company’s financial results or financial condition to date, management believes that fluctuations in foreign currency exchange rates could have a material effect on the Company’s future results.
  (b) Employment agreements
     The Company has entered into employment agreements with certain U.S. officers and key employees and with all of its non-U.S. employees. Additionally, the Company has signed agreements with 11 of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to 12 months to three years of annual base salary and annual cash bonus, if any. The annual base salary and annual cash bonus portion of the agreements would aggregate approximately $8.7 million at the rate of compensation in effect at March 31, 2008. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of 12 months to three years and reimbursement of certain legal expenses in conjunction with the agreements. The employment agreements with non-U.S. employees do not contain “change of control” provisions, but in addition to any applicable statutory benefits, provide for payments upon termination without cause of annual base salary of three to twelve months depending upon employee ranking.
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

Item 2.
ENCYSIVE PHARMACEUTICALS INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008, and March 31, 2007
FORWARD LOOKING STATEMENTS
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, and with the condensed consolidated financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ “target,” “seek,” “project,” ‘‘could,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘intend,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements, other than statements of historical fact, included in and incorporated by reference into this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: statements regarding the expected completion of the acquisition of us by Pfizer, including the Merger and the Merger Agreement; our ability to earn a profit from sales or licenses of ThelinTM or other drug candidates; unexpected delays in commencing and completing an additional Phase III clinical trial for ThelinTM (sitaxsentan sodium) in pulmonary arterial hypertension (“PAH”) to address concerns regarding efficacy raised in the third approvable letter, dated June 15, 2007, received from the FDA; regulatory approval of ThelinTM and our other products under development by the FDA; the unpredictability of the duration and results of regulatory review of our New Drug Application(s) and Investigational New Drug Application(s) by the FDA and national regulatory authorities in Australia, Canada, the EU and other countries; the high cost and uncertainty of the research, clinical trials and other development activities involving our products and compounds; possible delays in the timelines for initiating clinical trials and obtaining results of clinical trials with respect to our products under development, including ThelinTM and TBC3711; market acceptance of ThelinTM in the EU, Australia and Canada and the actual rate of acceptance; the speed with which reimbursement and pricing approvals, and product launches for ThelinTM may be achieved in the EU, Australia, Canada and in other countries where ThelinTM may be approved; difficulties or delays in importing, manufacturing, packaging or distributing ThelinTM in the EU, Australia and Canada and in other countries where ThelinTM may be approved; the impact of competitive products on ThelinTM and Argatroban sales; the availability of sufficient funds to continue to commercialize ThelinTM in the EU and Canada; reduced estimates of patient populations and diagnosis rates of patients with PAH; the impact of national, provincial and local reimbursement policies and governmental regulation of prices for ThelinTM in the EU, Australia and Canada; our ability to predict revenues from ThelinTM and expense levels in 2008 and beyond; the impact of existing and future EU regulatory provisions on product exclusivity, including orphan drug exclusivity for ThelinTM; the impact of legislation or regulations in the U.S., and countries within the EU, Australia and in Canada affecting Thelin’sTM pricing, reimbursement or access; the scope of our patents and challenges by others of the scope of our patents; our ability to attract and retain qualified personnel; the ability of our subsidiary to repay the notes secured by royalties on the sales of Argatroban; our ability to prevail in the Argatroban abbreviated new drug application patent litigation and the costs of such litigation; the breadth of approved labeling for our approved products and our competitors’ products; our ability to establish future collaborative arrangements or licenses; and the availability of materials necessary for the manufacture of our products; as well as more specific risks and uncertainties facing us such as those set forth in “Item 1A – Risk Factors” in our Annual Report on Form 10-K, as amended for the year ended December 31, 2007 and below.
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
EXECUTIVE SUMMARY
     On February 20, 2008, we entered into the Merger Agreement with Pfizer and Explorer, which provides for the merger of Explorer with and into Encysive with Encysive continuing as the surviving corporation, wholly-owned by Pfizer. Pursuant to the Merger Agreement, on March 4, 2008, Explorer and Pfizer commenced the Tender Offer to purchase all of the outstanding Shares at a purchase price equal to the Offer Consideration. The initial offering period of the Tender Offer expired at 12:00 midnight, New York City time, on Monday, March 31, 2008, at which time approximately 61,765,295 Shares (representing approximately 76.30% of the outstanding Shares) were validly tendered and not withdrawn pursuant to the Tender Offer. On April 1, 2008, Explorer accepted all validly tendered and not withdrawn Shares for payment in accordance with the terms of the Tender Offer and promptly paid for and purchased such Shares.
     Pursuant to the Merger Agreement, on April 1, 2008, Explorer also commenced a subsequent offering period in respect of the Tender Offer to acquire all of the remaining untendered Shares for the Offer Consideration. The subsequent offering period expired at 5:00 p.m., New York City time, on Monday, April 14, 2008. During the subsequent offering period, approximately 7,311,171 additional Shares were purchased by Explorer. The total number of Shares purchased by Explorer in the Tender Offer through the expiration of the subsequent offering period was 69,076,466 Shares (representing approximately 85.33% of the outstanding Shares).
     The Merger will be effected in accordance with the DGCL and the Merger Agreement. Since the affirmative vote of the holders of a majority of the outstanding Shares is required to adopt the Merger Agreement, Explorer will be able to adopt the Merger Agreement, and has an obligation to do so under the Merger Agreement, without the vote or consent of any other Encysive stockholder. Upon completion of the Merger, each Share issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Pfizer, the Company and their wholly-owned subsidiaries and by stockholders who properly exercise appraisal rights under the DGCL), will be converted into the Merger Consideration. Prior to the effective time of the Merger, the Company will mail an information statement to its stockholders of record on May 15, 2008 containing information about the Merger. Under federal securities laws, the Merger may not be completed until 20 days after the Company mails the information statement to such stockholders. Pfizer, Explorer and the Company are obligated to complete the Merger pursuant to the terms and subject to the conditions set forth in the Merger Agreement. Management expects all such conditions to be satisfied at the end of the 20 day period. The Merger is expected to become effective in early June 2008; however, we cannot assure you that the Merger will become effective at that time, if at all.
               After the consummation of the Merger, the Shares will be deregistered under applicable rules of the SEC and the Shares also will be delisted from the NASDAQ Global Market.
     We are now a majority-owned subsidiary of Pfizer. Pfizer has informed us that it expects that immediately following the Merger, the business and operations of Encysive will be continued substantially as they are currently being conducted. Pfizer will continue to evaluate the business and operations of Encysive and will take such actions as it deems appropriate under the circumstances then existing. Thereafter, Pfizer intends to review such information as part of a comprehensive review of Encysive’s business, operations, capitalization and management with a view to optimizing development of Encysive’s potential in conjunction with Pfizer’s existing business.
Thelin™ — for the treatment of Pulmonary Arterial Hypertension
     Thelin™ (sitaxsentan sodium) is a selective oral ETA receptor antagonist dosed once a day for the treatment of PAH. In August 2006, Thelin™ was approved by the European Commission, or EC, for use in patients with pulmonary arterial hypertension classified as World Health Organization, or WHO, functional class III, to improve exercise capacity, as well as in primary pulmonary hypertension and in pulmonary hypertension associated with connective tissue disease. After the EC approved Thelin™ for marketing and sale in the EU, we started to build the necessary commercial infrastructure, including the establishment of country sales organizations and the negotiation of third party distributor relationships, to promote and sell Thelin™ in various countries of the EU. The centralized licensing procedure of the European Agency for the Evaluation of Medicinal Products, or EMEA, permits us to market Thelin™ in all 27 member states of the EU, however in most of the EU countries we must negotiate pricing and reimbursement prior to commercial launch. In the fourth quarter of 2006, we made Thelin™ commercially available in the UK and Germany, and subsequently in 2007 in Austria, Belgium, Denmark, France, Ireland, Italy, Luxembourg, the Netherlands and Sweden. In addition, Thelin™ is commercially available through third parties in Greece and Spain. We anticipate subsequent product launches of Thelin™ in other EU countries as their respective national governments approve pricing and reimbursement.
     On March 7, 2007, we announced that the Australian Therapeutic Goods Administration, or TGA, had granted marketing approval for Thelin™ 100 mg tablets as a once daily oral treatment for patients with PAH. We have subsequently received reimbursement approval in Australia and have begun to commercialize Thelin™ through a third party in Australia.
     On May 30, 2007, the Therapeutic Products Directorate, or TPD, of Health Canada approved Thelin™ for the treatment of primary pulmonary arterial hypertension and pulmonary hypertension secondary to connective tissue disease, in patients with WHO functional class III who have not responded to conventional therapy. Thelin™ is also indicated in patients with WHO functional class II who did not respond to conventional therapy and for whom no appropriate alternative treatment can be identified. Thelin™ is commercially available in Canada and is being reimbursed by private insurance and the province of Quebec and we are applying for reimbursement with the remaining provincial governments in Canada. We currently have a limited commercial presence in Canada.
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
     On February 6, 2007, our wholly owned subsidiary, Argatroban Royalty Sub LLC, or Royalty Sub, closed a private placement of $60 million in aggregate principal amount of the Original Argatroban Notes to institutional investors. The Original Argatroban Notes were redeemed and cancelled on

September 21, 2007 when Royalty Sub issued the Argatroban Notes in exchange for the Original Argatroban Notes, as well as cash consideration from the holders of the Original Argatroban Notes in an amount of approximately $14.4 million. Of the $14.4 million, approximately $1.4 million was paid to the holders of the Original Argatroban Notes for accrued and unpaid interest thereon and approximately $1.8 million was paid in transaction expenses, resulting in net proceeds to the Company of approximately $11.2 million. The Argatroban Notes are secured by royalties to be paid from sales of Argatroban and by a pledge by us of the stock of Royalty Sub. All interest and principal payments on the Argatroban Notes will be made solely from royalties and other payments payable under the license agreement with GSK, all of which have been transferred to Royalty Sub. The Argatroban Notes are non-recourse and non-convertible and have not been guaranteed by us. Royalty Sub will receive all royalties on the sales of Argatroban until the Argatroban Notes have been repaid in full; therefore, future royalties will not be available to fund our operations. For additional information about the Argatroban Notes, refer to Note 10 to the condensed consolidated financial statements included herein.
Clinical Trials
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
     We are currently working with the FDA to finalize a study protocol for a Phase III clinical trial to seek regulatory approval for Thelin™ in the U.S. We believe the additional Phase III study (“STRIDE-5”) trial design will include a 2-arm randomized, double-blinded, 12 week study of 100 mg once daily Thelin™ versus placebo, a primary efficacy endpoint of change in 6MWD from baseline, and an estimated sample size of approximately 180 patients. Enrollment is expected to begin in the third quarter of 2008 after the STRIDE-5 protocol is finalized.
     TBC3711 is our second-generation endothelin antagonist and next clinical candidate. We believe TBC3711 is more selective and more potent than Thelin™, with the potential to treat PAH and other diseases. TBC3711 has completed two Phase I clinical studies and we have an ongoing Phase II study with TBC3711 in resistant hypertension
Research Programs
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

     We have also developed expertise in pharmacologically intervening in the intravascular inflammatory cascade, representing a second set of intravascular targets. Bimosiamose, licensed to Revotar Biopharmaceutics A.G., and TBC4746, licensed to Schering-Plough, are examples of drug candidates that we designed to target two distinct steps in this cascade, the selectins and VLA-4, respectively. Some of the targets in this cascade are GPCRs. Thus, we believe that our focus on endothelial cell and related vascular biology has opened up a broad range of disease targets with high unmet medical need.
     Our CCR-9 antagonist, ENC8856, is progressing through preclinical development and we expect to file an investigational new drug application with the FDA in 2008.
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
Cost of goods sold
     Cost of goods sold is comprised of the direct cost of inventory consumed, using the first-in, first-out method. Value added taxes billed to customers along with the fees associated with third party distributors are also included in cost of goods sold.
Stock Options
     The Company adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective transition method. See Note 11 to the condensed consolidated financial statements for further detail on the impact of FAS 123R on the Company’s condensed consolidated financial statements.
Drug Manufacturing and Packaging
     Costs arising from the manufacturing and packaging of drug product, which is intended for use in clinical trials, are recognized as incurred and included in research and development expenses. Inventory balances are determined using the first-in first-out method. We periodically evaluate inventory balances based upon inventory production plans, expiration dates of product on hand and projected future sales. At March 31, 2008 and December 31, 2007 we recorded a reserve for inventory obsolescence of approximately $1.5 and $1.0 million, respectively.
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
     We have sustained net losses of approximately $534.4 million from the date of our inception to March 31, 2008. We have primarily financed our operations to date through a series of private placements, and public offerings of our common stock and convertible debt, debt issued by our subsidiary that is secured by royalties on Argatroban and from funds received through our collaborations, research agreements and partnerships. We are now a majority-owned subsidiary of Pfizer, and we believe Pfizer will provide sufficient liquidity in order for us to continue to operate. See discussion of “Liquidity and Capital Resources” below.
Three month periods ended March 31, 2008 and 2007
Sales
     Sales of Thelin™ were $9.3 million in the three months ended March 31, 2008, compared with $0.9 million in the three months ended March 31, 2007. Thelin™ first became commercially available in the UK and Germany in the fourth quarter of 2006. Subsequently we have made Thelin™ commercially available in Austria, Belgium, Denmark, France, Ireland, Italy, Luxembourg, the Netherlands and Sweden. In addition, Thelin™ is commercially available through third parties in Greece and Spain. We anticipate subsequent product launches of Thelin™ in other EU countries as their respective national governments approve pricing and reimbursement. Thelin™ is also commercially available in Canada and is sold in Australia through an exclusive distributor. We continue to expect to record sales of Thelin™ in the range of approximately $40 to $50 million in 2008.
Royalties
     Royalties increased approximately $1.3 million in the three months ended March 31, 2008 compared with the three months ended March 31, 2007. The increase in royalties is due to higher sales of Argatroban during the current year period. Since February 2007, all royalty revenues from sales of Argatroban are used to pay interest and to repay the Argatroban Notes and interest thereon, and are no longer available to fund our operations until the Argatroban Notes are repaid in full.
Total Revenues
     Revenues in the three months ended March 31, 2008 increased approximately $9.3 million, to approximately $14.7 million from approximately $5.4 million in the three months ended March 31, 2007, primarily due to increased sales of Thelin™ in Europe, Canada and Australia.
Cost of Goods Sold
     Cost of goods sold in the three months ended March 31, 2008 of approximately $1.0 million was primarily comprised of the cost to manufacture, finish and package quantities of Thelin™ sold in Europe, Canada and Australia. There was no significant cost of goods sold in the three months ended March 31, 2007 as Thelin™ had only recently been commercially launched.
Research and Development Expense
     Research and development expense in the three months ended March 31, 2008 decreased $10.6 million compared to the three months ended March 31, 2007. The decreases primarily resulted from the phasing out of the STRIDE-3 safety extension trial in the U.S. and Latin America, a reduction in the number of on-going regulatory submissions and reductions in research staff due to our restructuring of operations in June 2007.
Sales and Marketing Expense
     Sales and marketing expenses declined $3.6 million in the three months ended March 31, 2008 compared with the three months ended March 31, 2007. As our sales and marketing expense in the U.S. declined significantly as a result of our restructuring of operations in June 2007, current year sales and marketing expenses are primarily related to our commercial operations in Europe and Canada.
General and Administrative Expense
     General and administrative expense increased $1.8 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. General and administrative expense in the three months ended March 31, 2008 included approximately $2.6 million related to the Company’s evaluation of its strategic alternatives and the acquisition by Pfizer. While we have reduced our general and administrative expenses in the U.S., general and administrative expenses have increased in Europe as we have continued to build the infrastructure necessary to commercially support Thelin™ in Europe and Canada. We believe the commercial infrastructure in Europe is substantially complete

Total Operating Expenses
     Total operating expenses in the three months ended March 31, 2008 decreased $11.5 million, compared to the three months ended March 31, 2007, primarily due to our restructuring of operations in June 2007.
Operating Loss
     Operating loss in the three months ended March 31, 2008, decreased $20.8 million compared with the three months ended March 31, 2007, primarily as a result of higher revenues and lower expenses in the 2008 period.
Interest Expense
     Interest expense increased $1.8 in the three months ended March 31, 2008, compared with the three months ended March 31, 2007. The increase is primarily due to interest on the Original Argatroban Notes, which were issued on February 6, 2007, and the Argatroban Notes which were issued in September 2007.
Investment Income
     Investment income in the three month period ended March 31, 2008, decreased approximately $0.6 million, compared to the three month period ended March 31, 2007, primarily due to reduced funds available for investment during 2008.
Net Loss
     Net loss decreased $18.5 million in the three months ended March 31, 2008, compared with the three months ended March 31, 2007, due to higher revenues and reduced expenses in the 2008 period.

Liquidity and Capital Resources
     While the condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern, because of our losses and need for additional financing to execute our business strategy, our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2007 contained a statement relating to their substantial doubt about our ability to continue as a going concern. At March 31, 2008, we had cash and cash equivalents of $12.7 million. To date, we have financed our research and development activities and other operations primarily through public and private offerings of common stock, proceeds from the issuance and sale of our Convertible Notes, the Original Argatroban Notes and the Argatroban Notes; funds received through collaborations, research agreements, licenses and partnerships; and royalty revenue from sales of Argatroban. In order to reduce our ongoing expenses, on June 25, 2007 we announced that we were implementing a strategic restructuring, to focus our resources on our most promising assets. In July 2007, we retained the investment banking firm of Morgan Stanley to assist in evaluating strategic alternatives to maximize stockholder value and on February 20, 2008, we entered into the Merger Agreement with Pfizer and Explorer. As we are now a majority-owned subsidiary of Pfizer, we expect our future activities to be financed by Pfizer.
     For additional information about the Merger Agreement, see Note 1 to the Condensed Consolidated Financial Statements.
Outlook for 2008
     Pfizer has informed us that it expects that immediately following the Merger, the business and operations of Encysive will be continued substantially as they are currently being conducted. Pfizer will continue to evaluate the business and operations of Encysive and will take such actions as it deems appropriate under the circumstances then existing. Thereafter, Pfizer intends to review such information as part of a comprehensive review of Encysive’s business, operations, capitalization and management with a view to optimizing development of Encysive’s potential in conjunction with Pfizer’s existing business.
  Cash Used in Operating Activities:
     Cash and cash equivalents, including accrued interest thereon, was $12.7 million at March 31, 2008, compared with $33.2 million at December 31, 2007. The decrease in cash and cash equivalents during the three months ended March 31, 2008 was primarily due to operating losses during the period, and to amounts used to repay principal and interest on the Argatroban Notes. We used $17.3 million in cash in continuing operations during the three months ended March 31, 2008, compared to $34.0 million during the three months ended March 31, 2007. The primary operating uses of cash in the 2008 and 2007 periods were to fund our general operating expenses and the ongoing research and development programs, as well as preparations for the commercialization of Thelin, partially offset by cash received from revenues and investment income.
  Cash used in Investing Activities:
     Investing activities are primarily comprised of purchases of equipment and leasehold improvements, and of our investments in debt securities. Purchases of equipment and leasehold improvements were $0.1 million in the three months ended March 31, 2007.
  Cash provided by Financing Activities:
     Cash used in financing activities of $3.5 million during the three months ended March 31, 2008 was primarily comprised of repayment of Argatroban Notes. Cash provided by financing activities of $43.1 million in the three months ended March 31, 2007 was primarily comprised of proceeds of the Original Argatroban Notes, reduced by the costs associated with their issuance. See Note 10.

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
     As of March 31, 2008, the Company had contractual obligations as follows (dollars in thousands):

		Less
Contractual		than 1	1-3	3-5	After 5
Obligations	Total	year	Years	Years	years
Convertible Notes	$130,000	$—	$—	$—	$130,000
Argatroban Notes	56,191				56,191
Operating leases	2,412	1,770	642	—	—

Total	$188,603	$1,770	$642	$—	$186,191
     The completion of the Tender Offer on April 1, 2008, resulted in a fundamental change, as defined in the indenture governing the Convertible Notes, pursuant to which the holders of the Convertible Notes can demand repayment of the Convertible Notes in full, with accrued interest thereon. A notice of fundamental change was distributed to the holders of the Convertible Notes, and we expect the notes to be repaid in the second quarter of 2008. Pursuant to the terms of the Merger Agreement, Pfizer is obligated to provide funds necessary to repay the Convertible Notes. For more information about the Convertible Notes, see Note 10.
     Encysive has entered into employment agreements with certain U.S. officers and key employees and with all of its non-U.S. employees. Additionally, we have signed agreements with 11 of our officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to 12 months to three years of annual base salary and annual cash bonus, if any. The annual base salary and annual cash bonus portion of the agreements would aggregate approximately $8.7 million at the rate of compensation in effect at March 31, 2008. In addition, the agreements provide for gross-up for certain taxes on the lump-sum payment, continuation of certain insurance and other benefits for periods of 12 months to three years and reimbursement of certain legal expenses in conjunction with the agreements. The employment agreements with non-U.S. employees do not contain “change of control” provisions, but provide for payments upon termination without cause of annual base salary of three to twelve months depending upon employee ranking.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “PFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEO and PFO concluded:
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On November 19, 2007, we received a Paragraph IV Certification Notice from Barr Laboratories Inc. (“Barr”) advising us of the filing of an abbreviated new drug application (“ANDA”) with the FDA for a generic version of 100 mg/mL Argatroban injections. We received the notification as the holder of the NDA for Argatroban. Barr’s ANDA seeks approval to market a generic version of Argatroban injections prior to the expiration of the patent covering the drug, U.S. patent no. 5,214,052, which is listed in the Orange Book with an expiration date of June 30, 2014. Barr contends that U.S. Patent No. 5,214,052, is invalid, unenforceable, and/or will not be infringed by Barr’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. Barr has lodged a contention with respect to obviousness, but provided no grounds for alleged unenforceability or noninfringement. On December 28, 2007, we announced that we, together with Mitsubishi Chemical Corporation, the patent holder for Argatroban injections, Mitsubishi Tanabe Pharma Corporation, and GSK filed a patent infringement lawsuit in the U.S. District Court for the Southern District of New York against Barr related to Argatroban injections. The commencement of this lawsuit against Barr will automatically stay, or bar, the FDA from approving Barr’s ANDA for 30 months (unless modified by the Court), or until a final district court decision finding the patent invalid, unenforceable, or not infringed, whichever is earlier. We are responsible for sharing equally with Mitsubishi Chemical Corporation and Mitsubishi Tanabe Pharma Corporation in the costs of this patent infringement lawsuit.

Item 1A.Risk Factors
The following risks should be read in conjunction with other risk factors disclosed under Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007.
We have a history of losses and we may never become profitable.
     Until recently, the majority of our financial resources have been dedicated to the research and development of Argatroban, Thelin™ and other drug compounds. Beginning in 2005, we have spent an increasing percentage of our financial resources on preparations for the anticipated commercial launch of Thelin™ in the U.S., and more recently, in building the commercial infrastructure necessary to launch Thelin™ in Europe and Canada. As described below, we expect to continue to invest in our commercial organization in Europe and Canadian launch preparations for Thelin™, however as a result of the restructuring of our operations in June 2007, we have terminated our U.S. sales force and significantly reduced our commercial infrastructure in the U.S. While we continue to invest in developing several new drug compounds, we currently do not have any drug candidates that may be commercialized in the near future other than Thelin™. We also intend to maintain a smaller headquarters in the U.S.
     We believe that the commercial activity related to Thelin™ in Europe and Canada will require additional funding due to higher levels of sales and marketing expenditures, particularly in Europe, than in recent periods. Even though we have received regulatory approval to market Thelin™ in Europe, Canada and Australia, significant uncertainties make it difficult to forecast or predict future sales. Uncertainties that could materially affect any revenue projections include the market acceptance of Thelin™ in each country, approved pricing and reimbursement policies of third-party payers, the speed with which government or other third-party payers grant pricing and reimbursement approvals, competitive activity, the timing of competitive product approvals and the breadth of competitive product labeling, market acceptance and other factors impacting the timing, effectiveness and speed of our product launches.
     We believe Pfizer intends to provide funds necessary to focus on continued sales and marketing activities of Thelin™ in Europe and Canada; advancing regulatory approval for Thelin™ for PAH in the U.S.; continuing the clinical development of TBC3711; continuing the Phase II proof of concept study of oral Thelin™ as a treatment for diastolic heart failure; and completing activities to maintain the value of our Chemokine C-motif Receptor 9 and its two late stage pre-clinical programs against an undisclosed target.
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
     Our forecasts of future sales of Thelin™ in the EU, Canada and Australia are based on many assumptions, including, but not limited to, reliance on external primary and secondary market research, our own internal research, population estimates, estimates of disease diagnostic rates, treatment trends, and sales of similar and competitive products, and market estimates by third parties. Any of these assumptions can materially impact our forecasts and we cannot assure you that the assumptions are accurate. In addition, our sales forecasts include the transition of our current clinical trial patients to Thelin™ commercial supply. We cannot assure you that patients currently receiving Thelin™ in our clinical trials will be prescribed Thelin™ when the clinical trials are terminated.
Legislative changes or regulatory decisions in Europe may adversely impact our orphan drug status which may result reduced revenues in the European Union.
     The EC has designated Thelin™ as an orphan drug. Orphan drug status precludes European regulators from approving marketing applications in the EU for medicinal products that are chemically similar to Thelin™ for a period of ten years. We have been requested to provide information to support the designation of Thelin™ as an orphan drug in the EU and have responded to this request. In May 2007, we met with officials of the EC to discuss the EMEA’s reassessment of the orphan drug status of Thelin™ in the EU, and following that meeting, we submitted documents supporting our position that Thelin™’s orphan drug status should be maintained in the EU. Following the meeting, the EC confirmed it had completed its reassessment and the orphan drug status of Thelin™ was not changed. If the EC amends its decision designating Thelin™ as an orphan drug, or if the EC decides not to renew the orphan drug designation of Thelin™ after the first five years following marketing approval, Thelin™ will lose its orphan drug status and European regulators may approve medicinal products that are chemically similar to Thelin™. In such case, we would need to rely on our existing patent protection to prevent the commercialization of competing products in the EU. This protection presently extends to 2016, subject to any available extensions, and may be broader or narrower than that offered by orphan drug status, depending on the scope of patent claims applicable to Thelin™. If Thelin™ loses its orphan drug status in the EU, and existing patent claims applicable to Thelin™ cannot prevent commercialization of competing products, Thelin™ will face increased competition, which may decrease the amount of revenue we receive from Thelin™.
We depend on third parties in the manufacture of our products and in the conduct of our clinical trials for our product candidates and any failure of those parties to fulfill their obligations could adversely affect our development plans.
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
Amendments to Amended and Restated By-Laws of the Company.
          On and effective as of May 7, 2008, the Board of Directors approved amendments to the Amended and Restated By-Laws of the Company to:
•	delete the following sentence from Article II, Section 2.13 thereof: “Whenever it is intended that action is to be taken by stockholders without a meeting, a form for expressing consent in writing to such action shall be sent to all holders of Stock entitled to vote on such action.”, and

•	delete the following sentence from Article V, Section 5.1 thereof: “The Chairman of the Board, the Chairman of the Executive Committee, the President, and the Executive Vice President shall be selected from the directors.”

Officer Changes
          On May 7, 2008, the Board of Directors approved the removal of George W. Cole, the Company’s President and Chief Executive Officer, and Derek J. Maetzold, the Company’s Vice President, Marketing and Sales, from their respective offices with the Company, effective May 13, 2008. In addition, on such date, the Board of Directors elected Paul S. Manierre, the Company’s Vice President, General Counsel and Secretary, to the office of President, effective May 13, 2008. Mr. Manierre’s biographical information disclosed in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 under Item 10 is incorporated herein by reference.
Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 20, 2008, among Pfizer Inc., Explorer Acquisition Corp. and Encysive Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 25, 2008).

3.1	Amended and Restated By-Laws of Encysive Pharmaceuticals Inc. adopted September 6, 1996, as amended on June 29, 2000 and May 7, 2008.

10.1	Ninth Amendment dated February 15, 2008 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 19, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ENCYSIVE PHARMACEUTICALS INC.
May 12, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 2008.

ENCYSIVE PHARMACEUTICALS INC.
By:	/s/ George Cole
George Cole
President and Chief Executive Officer

By:	/s/ Richard A. Goeggel
Richard A. Goeggel
Vice President, Finance and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 20, 2008, among Pfizer Inc., Explorer Acquisition Corp. and Encysive Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 25, 2008).

3.1	Amended and Restated By-Laws of Encysive Pharmaceuticals Inc. adopted September 6, 1996 as amended on June 29, 2000 and May 7, 2008.

10.1	Ninth Amendment dated February 15, 2008 to Consulting Agreement with John M. Pietruski dated January 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-20117) filed with the Commission on February 19, 2008).

31.1	Certification pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.